Form 10-K405
period 1998-12-31
CDRJ INVESTMENTS LUX S A
filed 1999-03-30
CIK 1068906

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                     For the transition period from  to

                       Commission File Number 333-62989

                               ----------------

                          CDRJ Investments (Lux) S.A.
            (Exact name of Registrant as specified in its charter)

                               ----------------

                  Luxembourg                                98-0185444
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                 Identification Number)

                             10, rue Antoine Jans
                               L-1820 Luxembourg
                                  Luxembourg
                                (352) 476-867-1
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 22, 1999, the registrant had outstanding 829,940 shares of common stock, par value $2.00 per share.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

General

  CDRJ Investments (Lux) S.A., a Luxembourg societe anonyme ("Parent") is a holding company that conducts all of its operations through its subsidiaries. Prior to the consummation of the acquisition by Parent of the Jafra Business (as defined) from the Gillette Company ("Gillette") (the "Acquisition"), the terms "Company" and "Jafra" refer to the various subsidiaries and divisions of Gillette conducting the worldwide Jafra cosmetics business (the "Jafra Business"), and, following the consummation of the Acquisition of Jafra, to Parent and its subsidiaries as a group.

  Jafra is a manufacturer and marketer of premium skin and body care products, color cosmetics, fragrances, nutritional supplements and other personal care products. Jafra markets its products through a direct selling, multilevel distribution system comprised of self-employed salespersons (known as "sales representatives"). Jafra's business is comprised of one industry segment, direct selling, with worldwide operations. Financial information relating to geographic areas is incorporated by reference to the analysis of net sales and pretax income from operations by geographic area in Note 11 to the financial statements included herein.

  Jafra was founded in 1956, as a California corporation, by Jan and Frank Day and was purchased by Gillette in 1973. The Company expanded into Latin America in 1977 and into Europe in 1978. On April 30, 1998, the Parent completed the Acquisition of Jafra from Gillette. The Parent was organized to effect the Acquisition. The Acquisition was sponsored by Clayton, Dubilier & Rice, Inc. ("CD&R"), a private investment firm specializing in acquisitions that involve management participation. As part of the financing for the Acquisition, Clayton, Dubilier & Rice Fund V Limited Partnership ("CD&R Fund V"), certain members of new management, certain new directors and other persons made an equity investment in the Parent of approximately $82.9 million in cash. In addition, $100.0 million of 11 3/4% Senior Subordinated Notes due 2008 ("Senior Subordinated Notes" or "Notes") were issued and the Company entered into a credit agreement (the "Senior Credit Agreement") with certain lenders. The Senior Credit Agreement provides for senior secured credit facilities, including a $25.0 million term loan facility (the "Term Loan Facility"), all of which was drawn at the closing of the Acquisition, and a $65.0 million revolving credit facility (the "Revolving Credit Facility"), approximately $18.6 million of which was drawn in connection with the Acquisition (a portion of which was subsequently repaid). The purchase price was $202.5 million and transaction fees and expenses related to the Acquisition and financing were $24.0 million.

  In connection with the Acquisition, Ronald B. Clark joined the Company as its Chairman and Chief Executive Officer, Gonzalo R. Rubio joined as its President and Chief Operating Officer, Michael DiGregorio joined as its President of United States Operations, Eugenio Lopez Barrios joined as its President of Mexican Operations, Jose Luis Peco joined as its President of European Operations, Jaime Lopez Guirao joined as its President of Global Operations, Alan Fearnley joined as its Senior Vice President of Global Marketing, and James Brill joined as its Chief Financial Officer. All of these officers have purchased equity in Parent.

Strategy

  The Company's new owners and management intend to build on Jafra's strong existing infrastructure and to increase the Company's sales and profitability by refocusing the Company on growing its sales representative base and productivity in new and existing markets and by increasing the Company's operating efficiency. To this end, the Company intends to pursue the following strategy:

  Deploy New Senior Management Team with Significant Direct Selling Experience. Jafra's new senior management team, identified above, has an average of over 20 years of direct selling industry experience, including various senior management positions with Jafra competitors Avon Products, Inc. ("Avon") and Mary Kay Corporation ("Mary Kay"). Jafra believes that this new team will provide the dynamic leadership required to attract new sales representatives and management talent, inspire new and existing sales representatives to greater productivity, and execute the Company's new market development strategy.

  Grow Sales Representative Base in Existing Markets. Jafra plans to expand its sales representative base in existing markets by (i) targeting expansion into new geographic areas and demographic groups within the U.S. and Mexico,
(ii) streamlining the commission structure to provide more rewards to those sales representatives who actively recruit other sales representatives, (iii) providing more training in business skills and recruiting techniques to sales representative managers, and (iv) initiating programs to reactivate former or inactive sales representatives.

  Increase Sales Representative Productivity. The Company plans to focus on increasing the productivity, as measured by sales per sales representative, of its existing sales representatives by (i) expanding the Company's product lines, (ii) initiating better-targeted marketing activities and (iii) decreasing lead time on new product introductions.

  International Expansion. The Company believes that its existing distribution and manufacturing capabilities provide a strong platform for Jafra to expand into new markets. The Company presently has operations in 11 countries outside the U.S. and in a number of additional countries through distributors, although approximately 78% of the Company's sales in 1998 were in the United States and Mexico. The Company expects that it will be able to implement its new market development strategy with limited additional capital expenditures and without diverting focus from the Company's core markets. The Company intends to focus its expansion efforts on markets that the Company believes
(i) do not require high start-up costs, such as markets contiguous to the Company's existing markets, (ii) have proven receptive to direct selling techniques, (iii) demonstrate promising economic demographics, including population size, growth of gross domestic product and an expanding middle class, and (iv) evidence demand for quality cosmetic products.

  Improve Operating Efficiency. The Company's new management team believes that opportunities exist to improve operating efficiency through cost-cutting, better inventory management, and streamlining of marketing efforts and product lines.

Products

  Jafra continuously introduces new products based on changes in consumer demand and technological advances in order to enhance the quality, image and price positioning of its products. During 1998, the Company launched 72 new products. Research and development is conducted at the Jafra Skin, Body and Color Laboratory, located in the Westlake Village facility. Amounts incurred on research activities relating to the development of new products and improvement of existing products were $3.1 million in 1998, $2.9 million in 1997, and $3.3 million in 1996.

  Employees in the Research and Development Department formulate products and analyze them for chemical purity and microbial integrity. A separate pilot plant allows testing via small batch production prior to full scale manufacture. Since 1993, Jafra has invested in the globalization and upgrading of its product lines. Packaging and formulations have been updated to build better brand awareness and a fresh image, and contemporary fragrances have been added to the product line. Through globalized product development, manufacturing and packaging, Jafra believes that it has enhanced the consistency and quality of its products in all geographic regions and across all product lines.

  Certain of Jafra's products are based on formulas or include ingredients or components that have been developed by Gillette. In addition, certain of Jafra's products have been manufactured at facilities owned by Gillette. The Transition Services Agreement entered into upon the closing of the Acquisition allows Jafra to continue using proprietary Gillette formulas and materials in its products and provided that Gillette would continue to provide manufacturing services until December 31, 1998. The Company has secured alternative manufacturing services which are now in place, and are on terms which are comparable to those that existed previously.

  The following table sets forth the sales of the Company's principal product lines for the three years ended December 31, 1998, 1997 and 1996:

                                    1998                       1997                       1996
                         -------------------------- -------------------------- --------------------------
                            Sales by     Percentage    Sales by     Percentage    Sales by     Percentage
                          Product Line    of total   Product Line    of total   Product Line    of total
                         ($ in millions)   sales    ($ in millions)   sales    ($ in millions)   sales
                         --------------- ---------- --------------- ---------- --------------- ----------
Color Cosmetics.........     $ 70.9         28.6%       $ 66.9         29.1%       $ 63.3         28.2%
Skin Care...............       58.4         23.5          57.8         25.2          60.6         27.0
Body Care & Daily Use...       46.5         18.7          34.9         15.2          32.4         14.4
Fragrances..............       47.3         19.0          40.8         17.8          36.2         16.1
Other (1)...............       25.2         10.2          29.1         12.7          32.0         14.3
                             ------        -----        ------        -----        ------        -----
  Total.................     $248.3        100.0%       $229.5        100.0%       $224.5        100.0%
                             ======        =====        ======        =====        ======        =====

--------
(1) Includes sales aids (party hostess gifts, demonstration products, etc.) and promotional materials.

  Color. Jafra's range of color cosmetics for the face, eyes, lips, cheeks and nails contribute significantly to Company results. The Company develops internally its lipstick formulas, foundations and mascaras. During 1996, Jafra introduced an enhanced "global palette" of colors. This replacement product line features an expanded palette of colors, improved quality and upgraded packaging. In 1997, Jafra launched its Always Color lipstick line, which competes with products featuring the latest technology in long-wearing, transfer-resistant formulas and has helped to revitalize the color line. Time Protector lipsticks, launched in early 1998, feature contemporary colors with skin care benefits, including sunscreen and antioxidants, as well as moisturizers and conditioners.

  Skin Care. Jafra sells skin care regimens tailored to five specific skin types. Each regimen includes cleanser, mask, skin freshener and moisturizers for day and night. In addition to basic skin care products, Jafra offers a range of special care products for special needs, including its premier product, Royal Jelly Milk Balm Moisture Lotion, an Alpha Hydroxy complex (Rediscover) and products for maturing skin (Advanced Time Protector and Time Corrector), eye care (Optimeyes) and extra firming (Skin Firming Complex). All of these special care products use the most recent advances in biotech ingredients, including an enzyme approach to minimize skin aging.

  Fragrance. Direct selling is a significant distribution channel for fragrances, and Jafra's new scents have enabled the Company to participate on a larger scale, as evidenced by the double-digit growth in sales over the last two years. In 1996, Jafra introduced Adorisse, a contemporary women's fragrance, and Fm Force Magnetique, a prestige men's fragrance. Jafra further extended its fragrance line in 1997 with Le Moire for women and Legend for Men. The fragrance category includes line extensions such as body lotions, shower gels, deodorants, after-shave lotions and shave creams for some of the most popular fragrances.

  Body Care and Daily Use. Jafra markets a broad selection of body, bath, sun and personal care products. Jafra's premier body care product, Royal Jelly Body Complex, contains "royal jelly" (a substance produced by queen bees) in an oil-free deep moisturizing formula with natural botanical extracts and vitamins. Other offerings in the body care line include sunscreens, hand care lotions, contouring creams, revitalizing sprays, bath products, as well as an aroma therapy brand, Aromascape. A children's product line featuring animal characters was launched in 1997 and two sunless tanning lotions were launched in early 1998.

  Jafra's daily use products include deodorant, shampoo and nutritional supplements. Jafra strengthened this category in 1997 with the launch of the Daily Essentials line, which includes a conditioning body wash, a conditioning body lotion with Alpha Hydroxy action, a body lotion for sensitive skin, a multi-vitamin and a ginseng complex. Consumers use these products in regular cycles, allowing more frequent contact with sales representatives and their catalogs of Jafra products.

Marketing

  Strategy and Product Positioning. Jafra positions its products to appeal to a relatively wide range of market categories, demographic groups and lifestyles. Jafra products generally price at the higher end of the mass market category but slightly below prestige brands such as Clinique. As compared to its direct selling competitors, Jafra prices in line with Mary Kay, but higher than Avon, which targets the lower to middle mass market.

  Product Strategy. Jafra's product strategy is to provide customers with exciting and prestige quality product lines that fit into Jafra's value-added demonstration sales techniques and promote the sale of multiple products per home visit. To that end, Jafra develops integrated products and actively promotes cross-selling among categories, thus encouraging multi-product sales and repeat purchases. Product variety and modernization are keys to the Company's success. To seize upon new product trends, the Company employs a "fast follower" product strategy which focuses the Company's development efforts on products that have proven successful in the marketplace.

  Marketing Material & Support. The Company generally does not advertise, relying instead on its energetic network of sales representatives and favorable word-of-mouth that the Company believes its products generate. The Company's marketing expenses are far below those of its retail competitors.

Independent Sales Force

  Jafra's self-employed sales force comprised approximately 247,600 sales representatives worldwide as of December 31, 1998, 56,200 of which are in the U.S. and 154,600 are in Mexico. These sales representatives are not agents or employees of Jafra; they are independent contractors or dealers. They purchase products directly from the Company and sell them directly to their customers.

  More seasoned senior sales representatives, who have experience managing their own sales representative networks, recruit and train the Company's field level organization. Jafra sells substantially all of its products directly to its sales representatives. Each sales representative conducts her Jafra sales operations as a stand-alone business, purchasing Jafra goods and reselling them to customers, as well as offering free personal care consultations. The Company's independent sales force constitutes its primary marketing contact with the general public.

  Selling. The primary role of a Jafra sales representative is to sell Jafra products. Although the majority of the Company's sales occur as a result of person-to-person sales, the Company also encourages its sales representatives to arrange sales parties at customers' homes. Sales parties permit a more efficient use of a sales representative's time, allowing the sales representative to offer products and cosmetic advice to multiple potential customers at the same time, and provide a comfortable selling environment in which clients can learn about skin care and sample the Jafra product line. Such parties also provide an introduction to potential recruits and the opportunity for referrals to other potential clients, party hostesses and recruits.

  Jafra does not require sales representatives to maintain any inventory. The Company believes that the inventory requirements of other leading direct sellers are often onerous to sales representatives. Instead, Jafra sales representatives can wait to purchase products from the Company until they have a firm customer order to fill. Sales representatives generally personally deliver orders to their customers within one week of placement of an order. By delivering products directly to the customer, the Jafra sales representative creates an additional sales opportunity. The short-term delivery requirements and the nature of the Company's business preclude any significant backlog.

  Recruiting. The Company believes that it enjoys a competitive advantage in recruiting sales representatives due to its lower start-up costs and its policy of providing retail discounts even on small orders. Other major attractions to prospective recruits include flexible hours, increased disposable income, an attractive incentive program (including international travel, national and regional meetings, awards and free products), personal and professional recognition, social interaction, product discounts and career development opportunities. The Company also emphasizes its commitment to sales representatives' personal and professional training, thereby building sales representatives' management and entrepreneurial skills.

  Sales Representative Management and Training. To become a manager, a sales representative must sponsor a specified number of recruits and meet certain minimum sales levels. The manager signs a manager's contract, and earns commissions on her personal sales plus commissions on the sales of her downline sales representatives. A manager continues to gain seniority in the Jafra sales force by meeting the prescribed recruitment and sales requirements at each level of management. At more senior levels, managers may have several junior managers who in turn sponsor and manage other managers and sales representatives. The most successful managers have many such downline managers and sales representatives, and earn commissions on their personal sales plus commissions on their downline group's sales.

  Training for new sales representatives focuses first on the personalized selling of the Jafra product line, beginning with skin care and the administration of a Jafra business. Training is conducted primarily by the Company's sales representative managers. Managers train their downline sales representatives at monthly meetings using materials prepared by the Company. In training managers, the Company seeks to improve leadership and management skills, while teaching managers to motivate downline sales representatives to higher sales levels.

  Income Opportunities and Recognition. Sales representatives earn income by purchasing products from Jafra at retail discounts and selling to consumers at suggested retail prices. Once a sales representative becomes a manager, her compensation also includes commissions on the wholesale value of paid sales made by herself and her recruits. Commissions vary among markets. Jafra pays commissions directly to managers on receipt of payment for the underlying product sale. While this commission-based incentive system diminishes the Company's profit margin on individual product sales, it results in increased numbers of sales representatives selling Jafra products, which ultimately earns greater profits for the Company.

  The Company believes that public recognition of sales accomplishments serves the dual purpose of identifying successful role models and boosting sales representative morale. Each year Jafra sponsors major events in each of its national markets to recognize and reward sales and recruiting achievements and strengthen the bond between the independent sales force and the Company. Sales representatives and managers must meet certain minimum levels of sales and new sales representative sponsorship in order to receive invitations to attend these events.

International Operations

  Jafra's international operations are subject to certain customary risks inherent in carrying on business abroad, including the risk of adverse currency fluctuations, currency remittance restrictions and unfavorable economic and political conditions.

  Jafra's international operations are conducted primarily through subsidiaries in 11 countries outside the United States and in a number of additional countries through distributors. The Company's most important markets to date have been the United States, Mexico and Europe, which represented approximately 30%, 48% and 16%, respectively, of total 1998 sales. With significant revenue coming from each of the United States, Mexico, and Europe, the Company believes that it is less vulnerable to adverse economic developments in any particular market. The Company intends to increase the number of markets in which it participates and grow revenues in those markets in order to diversify its revenue base. At the present time, Jafra does not enter into foreign currency hedging contracts to mitigate this risk, although it may do so in the future.

Manufacturing

  Over the last three years, Jafra has invested approximately $28.8 million in new infrastructure, including new machinery and equipment and upgraded information system capabilities. Consistent with Jafra's globalization strategy, the Company recently consolidated its manufacturing operations, instituting a new planning and procurement strategy and unifying the sourcing of products on a worldwide basis. In addition, the Company has instituted uniform worldwide packaging for most of its product lines.

  The Company has also revamped its approach to product development, accelerating its new product development cycle and forging additional research and development alliances with third-party manufacturers and vendors of raw materials. In the near term, Jafra will continue to outsource pressed powder godets, liner pencils, liquid eyeliners and nail lacquers. New products may increasingly be manufactured by third parties or contain licensed formulations.

  Jafra's manufacturing facilities are located in Westlake Village, California and Naucalpan, Mexico, which is near Mexico City. Skin care products are produced at the Westlake Village facility and color cosmetics and most fragrances are produced at the Mexico facility. The manufacturing process at the Westlake Village facility involves mixing, filling and in-house decoration processes using product ingredients, plastic bottles, glass bottles, tubes and caps. Jafra implemented a move to in-house color manufacturing beginning in 1993, and currently produces the majority of its color cosmetics in the Mexico facility. During 1995, Jafra transitioned from a manual lipstick production process to highly sophisticated automation in support of its global palette launch.

Supply of Raw Materials

  The Company purchases from third party suppliers certain finished goods and raw materials for use in its manufacturing operations. In general, the Company does not have written contracts with suppliers. Finished goods and raw materials used in the Company's products generally are available stock items or can be obtained to Company specifications from more than one potential supplier.

Distribution

  The Company has ten distribution centers around the world. The U.S. warehouses in Bridgeport, New Jersey and Westlake Village, California currently stock the entire Jafra product line. In Italy, the Company has outsourced distribution to third parties. In the other European countries where the Company operates, each country has its own distribution center. In Mexico, the Company has outsourced virtually all of its distribution to third parties. Management believes that its facilities are adequate to meet global demand for the foreseeable future.

  Typically, owned or leased distribution centers are located in an area that allows for direct delivery to sales representatives by either post or carrier. Maintaining a short delivery cycle in direct selling is an important competitive advantage.

Competition

  Jafra sells all of its products in highly competitive markets. The principal bases of competition in the cosmetics direct selling industry are price, quality and range of product offerings. On the basis of information available to it from industry sources, management believes that there are over a thousand companies (including both direct sales and cosmetic manufacturing companies) that sell products that compete with Jafra's products. Several direct sales companies compete with Jafra in sales of cosmetic products, and at least two such competitors, Mary Kay and Avon, are substantially larger than Jafra in terms of total independent salespersons, sales volume and resources. In addition, Jafra's products compete with cosmetics and toiletry items manufactured by cosmetic companies that sell their products in retail or department stores. Several of such competitors are substantially larger than Jafra in terms of sales and have substantially more resources. Jafra also faces competition in recruiting independent salespersons from other direct selling organizations whose product lines may or may not compete with Jafra's products.

  Jafra believes that its well-trained and loyal direct sales force, prestige quality product lines, "fast follower" product development strategy, geographic diversification, short delivery cycle, and investments in manufacturing technology are significant factors in establishing and maintaining its competitive position.

Patents and Trademarks

  Jafra's operations do not depend to any significant extent upon any single trademark other than the Jafra trademark. Some of the trademarks used by Jafra, however, are identified with and important to the sale of Jafra's products. Jafra's most important trademarks are: Adorisse (a contemporary woman's fragrance), Eau D'Aromes (revitalizing fragrance spray), Fm Force Magnetique (a men's prestige fragrance), Legend for Men (a men's premium fragrance), Le Moire (a contemporary woman's fragrance), Optimascara (mascara), Optimeyes (eye treatment lotion), Rediscover (skin cream with Alpha Hydroxy), Royal Jelly Body Complex (body lotion), Royal Jelly Milk Balm Moisture Lotion (moisturizing lotion), Time Corrector (skin cream) and Time Protector (skin cream). Jafra's operations do not depend to any significant extent on any single or related group of patents, although the Company has applied for or received patent protection in its major markets for certain dispensers and product containers, nor do they rely upon any single or related group of licenses, franchises or concessions. Jafra has in the past licensed know-how from Gillette relating to the design, development and manufacture of its products. Jafra may continue to use such know-how in connection with its products, although it replaced Gillette as a provider of certain standard-setting and testing services in early 1999.

  As of November 1998, a former employee of Gillette had received registrations for the Jafra trademark in Algeria, China, Cyprus, Malawi, Morocco, Pakistan, Sierra Leone, Surinam, Tanzania, Tunisia, and Zambia, jurisdictions in which the Company does not currently operate. Gillette has obtained a court order prohibiting this employee from transferring or licensing such trademark applications and registrations and requiring that the trademark applications and registrations be assigned to Gillette. If Gillette is not successful in obtaining such assignments or does not transfer these applications and registrations to Jafra, Jafra may be prohibited from distributing its products in such jurisdictions, or may face significant costs in establishing its right to do so.

Management Information Systems

  Historically, each marketing region within Jafra handled its own computing systems, staffing and development, leading to the development of disparate functionality and standards. In early 1995, management formulated and began to implement a plan to replace the commercial systems that handle order entry, commissions and accounts receivable, among other functions, at all existing Jafra companies, other than in the United States, with the commercial system developed in Mexico. The Company expects to complete this project and have a year 2000 compliant version of the Mexican commercial system installed at all Jafra companies, other than in the United States, in 1999. The Westlake Village facility will continue to use an older commercial system that is not currently year 2000 compliant but which will be modified to be year 2000 compliant by mid-1999. The Company has budgeted $1.5 million through 1999 to modify or replace its business critical information systems so as to be year 2000 compliant prior to December 31, 1999. See "Management's Discussion and Analysis--Year 2000 Issue."

Seasonality

  The Company's sales in the fourth quarter of the year are typically higher than in the other three quarters of the year due to seasonal holiday purchases. Fourth quarter net sales were approximately 29% of total net sales in both 1998 and 1997.

Environmental Matters

  The Company is subject to various federal, state, local and foreign laws or regulations governing environmental, health and safety matters. The Company believes that it is in material compliance with all such laws and regulations and under present conditions the Company does not foresee that such laws and regulations will have a material adverse effect on capital expenditures, earnings or the competitive position of the Company.

Employees

  As of December 31, 1998, the Company had 751 full-time employees, of which 314 were employed in the U.S. and 437 in other countries. On a functional basis, 211 were in manufacturing, warehousing, distribution and technical operations, 346 were in sales and marketing, and 195 were in administration. The Company also had 344 outside contract employees.

ITEM 2. PROPERTIES

  The Company is headquartered in Westlake Village, California, 40 miles north of Los Angeles. Manufacturing is done on a global basis and by product line in Westlake Village and Naucalpan, Mexico. The Westlake Village, California and Naucalpan, Mexico facilities are owned by the Company, except for a small portion of the Naucalpan facility that is leased. In addition, the Company leases certain distribution facilities, sales offices and service centers to facilitate its operations globally. The Company's properties are suitable and adequate to meet its current and anticipated requirements.

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company's business, financial condition or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  There is no established public trading market for Parent common stock (the "Common Stock"). Prior to September 30, 1998, the only holders of the Common Stock were CD&R Fund V and Messrs. Clark, Rubio, and Ralph S. Mason, III. On September 30, 1998, members of management, certain directors and other persons purchased an aggregate of 40,437 shares of the Common Stock in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. See "Security Ownership of Certain Beneficial Owners and Management." No dividends have been paid by Parent on its shares of the Common Stock nor does Parent expect to pay dividends on its Common Stock in the foreseeable future. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors of Parent, subject to the restrictions set forth in the Senior Credit Agreement and the indenture for its Senior Subordinated Notes (the "Indenture"), which currently restrict the payment of cash dividends to stockholders, and restrictions, if any, imposed by other indebtedness outstanding from time to time. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations-- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

  The following is a summary of selected financial data of the Company, as described in Note 1 of the consolidated financial statements appearing elsewhere herein (amounts in millions except for per share data). The financial data as of and for the year ended December 31, 1994 have been derived from unaudited financial statements and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the data for such periods. All other financial data presented has been derived from the audited financial statements of the Company. The audited financial statements for the eight months ended December 31, 1998, the four months ended April 30, 1998, and the years ended December 31, 1997 and 1996 and as of December 31, 1998 and 1997 appear elsewhere herein, and the related selected financial data should be read in conjunction with such statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The financial data prior to April 30, 1998 reflect the Jafra Business prior to the Acquisition and are referred to as the "Predecessor" operations. Prior to 1998, accounts of subsidiaries and operations outside the United States are included in the historical combined financial data on the basis of fiscal years generally ending November 30.

                                                           Predecessor
                                        ---------------------------------------------------------
                          Eight Months  Four Months
                             Ended         Ended             Year Ended December 31,
                          December 31,   April 30,    -------------------------------------------
                              1998         1998         1997      1996      1995         1994
                          ------------  -----------   --------  --------  --------    -----------
                                                                                      (Unaudited)
                                                   (in millions)
Statement of Operations
 Data:
Net sales...............    $  171.0     $   77.3     $  229.5  $  224.5  $  218.4(a)  $  263.9
Cost of sales...........        50.8(b)      20.3         59.1      58.2      54.3         59.8
                            --------     --------     --------  --------  --------     --------
Gross profit............       120.2         57.0        170.4     166.3     164.1        204.1
Selling, general and
 administrative
 expenses(c)............       112.9         51.6        150.4     156.6     154.6        172.3
                            --------     --------     --------  --------  --------     --------
Income from operations..         7.3          5.4         20.0       9.7       9.5         31.8
Other income (expense):
  Exchange gain (loss)..        (1.8)         1.4          0.3       --       25.5(d)       0.1
  Interest income
   (expense), net.......       (11.5)         0.1          0.3       0.8       4.3          0.5
  Other expense, net....        (0.3)         0.1         (0.4)     (0.5)     (0.4)        (1.0)
                            --------     --------     --------  --------  --------     --------
Income (loss) before
 income taxes...........        (6.3)         7.0         20.2      10.0      38.9         31.4
Income taxes............         1.7          2.9          4.8       2.6       6.1         13.4
                            --------     --------     --------  --------  --------     --------
Net income (loss).......    $   (8.0)    $    4.1     $   15.4  $    7.4  $   32.8     $   18.0
                            ========     ========     ========  ========  ========     ========
Balance Sheet Data (at
 end of period):
Cash and cash
 equivalents............    $   18.4                  $   10.2  $    8.7  $    7.5     $    6.2
Total working capital...        22.9                      22.6      24.4      49.4         75.1
Property and equipment,
 net....................        56.2                      43.7      41.8      43.7         31.8
Total assets............       288.6                     175.2     164.5     203.1        217.4
Total debt..............       141.5                       8.5       --        --           --
Stockholders' equity....        75.4                      77.3      78.6     108.7        120.8
Other Financial Data:
EBITDA(e)...............    $   10.2     $    8.3     $   24.4  $   12.4  $   37.4     $   34.1
Net cash provided by
 (used in) operating
 activities.............        18.1         (8.0)        26.7       2.8      27.5         28.3
Net cash provided by
 (used in) investing
 activities.............      (211.1)         2.6         (5.8)     (4.5)    (13.9)        (8.5)
Net cash provided by
 (used in) financing
 activities.............       211.7         (8.8)       (19.0)      5.0     (13.4)       (16.5)
Depreciation and
 amortization...........         5.1          1.4          4.4       3.3       2.8          3.2
Amortization of deferred
 financing costs........         1.4
Capital expenditures....         3.5          6.1          8.9      10.3      20.3         10.7
Sales representatives...     247,600      220,000      220,800   208,500   216,700      216,800
Sales representative
 productivity(f)........    $  1,060(g)  $  1,060(g)  $  1,070  $  1,056  $  1,008     $  1,276

--------
(a) In 1995, net sales in Mexico declined $59 million or 43%, primarily as a result of the December 1994 devaluation of the Mexican peso and related economic weakness in Mexico.

(b) Cost of sales for the eight months ended December 31, 1998 included $2.7 million relating to the sale of certain inventories that were revalued in conjunction with the Acquisition.

(c) Selling, general and administrative expenses include the following non-recurring items: for 1997, net reorganization charges of $3.5 million that were partially offset by a cash recovery of $2.3 million resulting from the settlement of a legal action brought by the Company against a computer systems contractor for which a $5.4 million charge was taken in 1996, and a gain of $0.8 million relating to the sale of a facility that had previously been written-off; for 1996 a $5.4 million non-cash charge for the write-off of certain computer systems and related costs, and net reorganization charges of $0.7 million; and for 1995, net reorganization charges of $9.6 million.

(d) Exchange gain (loss) for 1995 includes a $25.5 foreign exchange gain in Jafra S.A. resulting from having had U.S. dollar denominated intercompany receivables from affiliates at the time of the December 1994 peso devaluation.

(e) EBITDA is defined as net income before net interest expense, income taxes, depreciation and amortization. The Company believes that EBITDA provides useful information regarding the Company's ability to service debt but should not be considered in isolation or as a substitute for the statement of operations or cash flow data prepared in accordance with the generally accepted accounting principles and included elsewhere in this Form 10-K or as a measure of the Company's operating performance, profitability or liquidity. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

(f) Sales representative productivity in any calendar year represents (i) sales for such calendar year divided by (ii) the average number of sales representatives at the commencement and the end of such calendar year.

(g) Full year 1998 sales representative productivity is shown for comparability purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the information contained in the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. These statements have been prepared in conformity with generally accepted accounting principles and require management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates.

Results of Operations

  The following table represents selected components of the Company's results of operations, in thousands of dollars and as percentages of net sales. The table reflects the combined operations of the Predecessor and the Company for the year ended December 31, 1998, and operations of the Predecessor for 1997 and 1996.

                                                       Predecessor
                                                -----------------------------
                                       Year Ended December 31,
                               ----------------------------------------------
                                   1998(1)          1997            1996
                               --------------   -------------   -------------
                                            (in millions)
Net sales....................  $ 248.3  100.0 % $229.5  100.0 % $224.5  100.0 %
Cost of sales................     71.1   28.6     59.1   25.8     58.2   25.9
                               -------  -----   ------  -----   ------  -----
Gross profit.................    177.2   71.4    170.4   74.2    166.3   74.1
Selling, general &
 administrative expenses.....    164.5   66.3    150.4   65.5    156.6   69.8
                               -------  -----   ------  -----   ------  -----
Income from operations.......     12.7    5.1     20.0    8.7      9.7    4.3
Exchange gain (loss).........     (0.4)  (0.1)     0.3    0.1      --     0.0
Interest income (expense),
 net.........................    (11.4)  (4.6)     0.3    0.1      0.8    0.4
Other income (expense), net..     (0.2)  (0.1)    (0.4)  (0.1)    (0.5)  (0.2)
                               -------  -----   ------  -----   ------  -----
Income before income taxes...      0.7    0.3     20.2    8.8     10.0    4.5
Income tax expense...........      4.6    1.9      4.8    2.1      2.6    1.2
                               -------  -----   ------  -----   ------  -----
Net income (loss)............  $  (3.9)  (1.6)% $ 15.4    6.7 % $  7.4    3.3 %
                               =======  =====   ======  =====   ======  =====
Statement of Cash Flows Data:
Net cash provided by
 operating activities........  $  10.1          $ 26.7          $  2.8
Net cash provided by (used
 in) investing activities....   (208.7)           (5.8)           (4.5)
Net cash provided by (used
 in) financing activities....    203.0           (19.0)            5.0
Effect of exchange rate
 changes on cash.............     (0.9)           (0.3)           (2.2)
Effect of accounting calendar
 change on cash..............      6.3             --              --
                               -------          ------          ------
Net Increase (Decrease) in
 cash........................  $   9.8          $  1.6          $  1.1
                               =======          ======          ======

--------
(1) Pursuant to the terms of the Acquisition, the Company was acquired by Parent on April 30, 1998. Accordingly, for purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the results of operations and cash flows for the year ended December 31, 1998 are a combination of the historic results of the Predecessor for the four months ended April 30, 1998 and the Company's results of operations for the eight months ended December 31, 1998.

Year ended December 31, 1998 compared to the year ended December 31, 1997

  Net sales. Net sales for 1998 increased to $248.3 million from $229.5 million in 1997, an increase of $18.8 million, or 8.2%. The Company's year-end number of sales representatives worldwide increased to approximately 247,600, or 12.1%, over 1997. Productivity, as measured in U.S. dollar sales per sales representative, declined 1.0% to $1,060 on a worldwide basis, principally due to weak sales in Europe and the impact of the decline in the peso to U.S. dollar exchange rate. In the U.S., net sales increased 5.2% to $74.3 million in 1998 from $70.6 million in 1997, while the number of sales representatives increased to approximately 56,200, or 5.7%, over 1997. Approximately $2.5 million of the U.S. sales increase consisted of low-margin sales to a formerly affiliated third party manufacturer during the transition period following the Acquisition, while the remainder of the increase was due to growth in the sales representative base. In Latin America, net sales increased to $133.8 million in 1998 from $112.1 million in 1997, an increase of $21.7 million, or 19.4%, while the number of sales representatives increased to approximately 172,900, or 17.9%. The majority of the increase in Latin American sales came from Mexico, where net sales increased $21.0 million, or 21.5%, and the sales representative base increased to approximately 154,600, or 19.7%, over 1997. Sales in Mexico in local currency increased by 42.5% over the prior year due to the larger sales representative base, product price increases, the Company's successful annual convention and the introduction of new products. Sales in Europe declined 14.1% to $40.2 million in 1998 from $46.8 million in 1997, due primarily to the decline in the number of sales representatives in Europe to approximately 18,600, down 11.5% from 1997.

  Gross profit. Gross profit in 1998 increased to $177.2 million from $170.4 million in 1997, an increase of $6.8 million, or 4.0%. Gross profit as a percentage of sales (gross margin) decreased to 71.4% from 74.2%. The decrease in gross margin was due principally to the effects of accounting for the Acquisition and low-margin sales to a formerly affiliated third-party manufacturer during the transition period following the Acquisition. Cost of sales for 1998 included a $2.7 million charge relating to the sale of certain inventories that were revalued in conjunction with the Acquisition. In addition, $2.5 million of incremental sales in 1998 were made to a former Gillette affiliate that assisted in the production process and sold certain products to the Company's Mexican subsidiary. These U.S. sales were made subsequent to the Acquisition on a cost-recovery basis with no profit. Excluding the effects of these items, adjusted gross margin for 1998 was 73.4% compared to 74.4% for 1997. The remainder of the decrease in gross margin was due to an unfavorable sales mix in Europe.

  Selling, general and administrative expenses. SG&A expenses in 1998 increased to $164.5 million from $150.4 million in 1997, an increase of $14.1 million, or 9.4%. SG&A as a percentage of net sales increased in 1998 to 66.3% from 65.5% for 1997. The primary reason for the increase in SG&A was a $8.6 million increase in promotional expense, relating primarily to markets which have experienced sales growth. SG&A in the United States rose in part due to increased personnel costs as a result of the Acquisition and management transition. Additionally, as a result of the Acquisition, 1998 SG&A expenses included $2.1 million of amortization of goodwill and trademarks. The Company expects full year amortization of approximately $3.2 million in 1999. Excluding the acquisition-related amortization from 1998, SG&A as a percentage of sales for 1998 was 65.4%.

  Interest expense. During 1998, the Company incurred $11.4 million of interest expense (including amortization of certain financing costs) related to the debt incurred in conjunction with the Acquisition. Prior to the Acquisition, the Company was not leveraged. Interest expense for 1999 is expected to be proportionately higher than in 1998 to reflect a full year of interest charges instead of only eight months. If the Company's outstanding loan balances and interest rates in effect as of December 31, 1998 were to remain constant throughout 1999, annual interest expense for 1999 would be approximately $15.1 million.

  Other expense (income). Other expense (income) increased to $0.6 million in 1998 from $0.1 million in 1997, an increase of $0.5 million. Other expense (income) includes foreign exchange gains and losses and other miscellaneous items. The increase in other expense (income) in 1998 resulted primarily from an increase in foreign currency transaction losses of $0.7 million, primarily in Mexico.

  Income tax expense. Income tax expense decreased $0.2 million to $4.6 million in 1998 from $4.8 million in 1997. In 1998, the Company provided valuation allowances against net operating losses in the U.S. and Europe which had the impact of significantly increasing the effective tax rate. In addition, the 1997 effective tax rate in Mexico was abnormally low due to favorable permanent differences relating to the tax treatment of certain peso-denominated inflationary items.

  Net income (loss). Net income (loss) decreased $19.3 million to a $3.9 million loss in 1998 from $15.4 million of income in 1997. This increase was due principally to $11.7 million of increased net interest expense in 1998 resulting from the new debt structure, the $2.7 million increase in cost of sales resulting from the revaluation of inventories in connection with the Acquisition, the absence of margin on $2.5 million of incremental sales made in 1998 to a former Gillette affiliate who assisted in the production process and sold certain products to the Company's Mexican subsidiary, and $2.1 million in increased goodwill and trademark amortization. In addition, the Company's effective income tax rate increased significantly due to valuation allowances provided against net operating losses in the U.S. and Europe.

Year ended December 31, 1997 compared to the year ended December 31, 1996

  Net sales. Net sales for 1997 increased to $229.5 million from $224.5 million in 1996, an increase of $5.0 million, or 2.2%. The Company's year end number of total sales representatives increased by approximately 12,300, or approximately 5.9%, in 1997, primarily in Latin America. Productivity increased slightly to $1,070 per sales representative. Net sales in Latin America rose 23.4% to $111.8 million in 1997 from $90.6 million in 1996 due to a larger sales representative base, product price increases, the Company's successful Christmas promotion and introduction of new products. The majority of the increase in Latin American sales came from Mexico. Increased sales in Latin America were partially offset by decreased sales in Europe, which declined 22.3% to $46.8 million in 1997 from $60.2 million in 1996. The reduction in sales in Europe was due principally to losses resulting from currency depreciations and a significant reduction in sales representative productivity.

  Gross profit. Gross profit for 1997 increased to $170.4 million from $166.3 million in 1996, an increase of $4.1 million or 2.5%. Gross margin increased to 74.2% from 74.1%. The increase in gross profit was due principally to product price increases as well as improvements in production processes, particularly in Mexico. These increases were partially offset by higher manufacturing overhead costs. Gross profit was also negatively impacted by increased freight costs resulting from a higher than normal use of air freight to Europe and increased shipping costs in the United States.

  Selling, general and administrative expenses. SG&A expenses for 1997 decreased to $150.4 million from $156.6 million for 1996, a decline of $6.2 million, or 4.0%. SG&A as a percentage of net sales for 1997 decreased to 65.5% from 69.7% for 1996, a decline of 4.2% of net sales. This decrease resulted primarily from a net decrease of $5.7 million of non-recurring charges from 1996 to 1997, as discussed below. In addition, SG&A expenses were lower due to a decrease of $2.2 million in sales and promotional expenses and infrastructure improvements that provided for increased economies of scale.

  Net non-recurring charges decreased by $5.7 million from 1996 to 1997 as a result of the following factors: In 1996, the Company incurred $6.1 million of net non-recurring charges, primarily due to the write off of $5.4 million of charges related to certain proprietary computer systems which were improperly installed by a vendor. In addition, $2.4 million of charges were incurred relating to market closures in Brazil, which were partially offset by a $1.7 million gain recognized on the sale of property in Mexico. In 1997, net reorganization costs of $3.5 million were incurred, but were substantially offset by recovery through litigation of $2.3 million of the charges described above relating to the improper computer installation and a $0.8 million gain on the sale of a facility which had previously been written off.

  Other expense (income). Net other expense for 1997 decreased $0.4 million to $0.1 million from $0.5 million in 1996. Other items include foreign exchange gains and losses and other miscellaneous items. This reduction of other expense resulted primarily from foreign exchange gains of $0.3 million and to a lesser extent, from decreases in miscellaneous items.

  Income tax expense. Income tax expense increased $2.2 million to $4.8 million in 1997 from $2.6 million in 1996. The effective tax rate for 1997 decreased 2.2% to 23.8% from 26.0% in 1996. The reduction in the effective tax rate was due to an increase in 1997 over the 1996 amount of favorable permanent differences relating to the tax treatment of certain peso-denominated inflationary items in Mexico, as well as a reduction in the valuation allowances that were previously established relating to taxable losses incurred in the U.S.

  Net income (loss). Net income increased $8.0 million to $15.4 million in 1997 from $7.4 in 1996. This increase was due principally to a reduction in non-recurring charges of $5.7 million from 1996 to 1997, a reduction in the effective income tax rate, and an increase in net sales.

Liquidity and Capital Resources

  Prior to the Acquisition, working capital needed to finance the Company's operations and growth was principally provided by cash flows from operations and intercompany transactions with Gillette. On April 30, 1998, the Acquisition was completed. As part of the financing for the Acquisition, $100.0 million of Senior Subordinated Notes were issued, $43.6 million of borrowings were initially drawn down under the Senior Credit Agreement ($25.0 million under the Term Loan Facility and $18.6 million under the Revolving Credit Facility), and $82.9 million of cash was contributed as an equity investment by CD&R Fund V, certain members of management, certain directors and other persons. The purchase price was $202.5 million and transaction costs were $24.0 million. $16.5 million of the costs were capitalized as deferred financing costs and are being amortized over the term of the related debt, while the remaining $7.5 million were reflected as additional goodwill.

  Net cash provided by operating activities was $10.1 million in 1998, compared to $26.7 million in 1997 and $2.8 million in 1996. The $16.6 million decrease in cash flow from operations in 1998 compared to 1997 is attributable to a $8.1 million decrease in net income adjusted for depreciation and amortization and other non-cash items included in net income and a $8.5 million decrease in the change in working capital items over 1997. Cash flow from operating activities increased $23.9 million in 1997 compared to 1996 primarily due to a $15.5 million decrease in inventories following the success of the Company's 1997 Christmas promotion. The increase in net income of $8.0 million and a decrease of $4.2 million related to income taxes, partially offset by a net $2.7 million decrease in accounts payable, also served to increase the Company's cash position in 1997.

  Net cash used in investing activities increased to $208.7 million in 1998 from $5.8 million in 1997 and $4.5 million in 1996. The $202.9 million increase in cash used in investing activities is attributable to the cash requirements of the Acquisition of $207.7 million (net of cash received), which was partially offset by proceeds from the sale of certain property and equipment of $8.8 million that occurred during the four months ended April 30, 1998 in anticipation of the Acquisition. Capital expenditures were $9.6 million in 1998, $8.9 million in 1997 and $10.3 million in 1996. The Company's capital expenditures during these periods substantially relate to investments in equipment and facilities to augment the Company's manufacturing capabilities and to satisfy information system requirements. Capital expenditures in 1999 are expected to be approximately $8.4 million, comprised of $4.3 million for upgrade of equipment and $4.1 million for information technology.

  Net cash provided by financing activities was $203.0 million in 1998, compared to net cash used in financing activities of $19.0 million in 1997 and net cash provided by financing activities of $5.0 million in 1996. Cash flows from financing activities subsequent to the Acquisition reflect $100.0 million from the issuance of 11 3/4% Senior Subordinated Notes (the "Notes"), $25.0 million from borrowings under the Term Loan Facility, $16.5 million from net borrowings under the Revolving Credit Facility, and $82.9 million in equity contributed by CD&R Fund V, certain members of management, certain directors and other persons. Cash flows from financing activities prior to the Acquisition consisted principally of intercompany transactions between the Company and Gillette, and resulted in net cash payments of $8.8 million for the four months ended April 30, 1998, and $27.5 million in 1997, and net cash receipts of $5.0 million in 1996. During 1997, financing activities also included $8.5 million of proceeds from the issuance of low-interest short term foreign bank debt.

  The Notes represent the several obligation of Jafra Cosmetics International, Inc. ("JCI") and Jafra Cosmetics International, S.A. de C.V. ("Jafra S.A.") in the amount of $60 million and $40 million, respectively, with each participating on a pro rata basis upon redemption. The Notes mature in the year 2008 and bear a fixed interest rate of 11 3/4% payable semi-annually.

  Each of JCI and Jafra S.A. is an indirect, wholly-owned subsidiary of the Parent and has fully and unconditionally guaranteed the obligations under the Notes of the other on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. In addition, the Parent has fully and unconditionally guaranteed the Notes on a senior subordinated basis. JCI currently has no U.S. subsidiaries. Each acquired or organized U.S. subsidiary of JCI will fully and unconditionally guarantee the Notes jointly and severally, on a senior subordinated basis. Each existing subsidiary of Jafra S.A. fully and unconditionally guarantees the Notes jointly and severally, on a senior subordinated basis, and each subsequently acquired or organized subsidiary of Jafra S.A. will fully and unconditionally guarantee the Notes jointly and severally, on a senior subordinated basis. The nonguarantor entities are the Parent's indirect European subsidiaries in Germany, Netherlands, Switzerland, Italy and Austria and its indirect South American subsidiaries in Colombia, Argentina and Venezuela. All guarantor and nonguarantor entities are either direct or indirect wholly owned subsidiaries of the Parent.

  The Notes are unsecured and are generally non-callable for five years. Thereafter, the Notes will be callable at premiums declining to par in the eighth year. Prior to May 1, 2001, JCI and Jafra S.A. at their option may concurrently redeem the Notes on a pro rata basis in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of the Notes not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 111.75% plus accrued interest. The Notes were registered in a registered exchange offer, effective as of January 25, 1999, under the Securities Act of 1933, as amended.

  In addition, JCI and Jafra S.A. entered into a Senior Credit Agreement that provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a multicurrency Revolving Credit Facility and a Term Loan Facility of $25 million. Borrowings under the Term Loan Facility are payable in quarterly installments of principal and interest over 6 years. Borrowings under the Revolving Credit Facility mature on April 30, 2004. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 2.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 1%, plus an applicable margin not to exceed 1.625%). The interest rates in effect at December 31, 1998 ranged from approximately 7.8% to approximately 8.3% for the LIBOR-based borrowings, and the rate for the prime-based borrowings was approximately 9.4%.

  Both the Indenture, dated as of April 30, 1998, under which the Notes were issued, (the "Indenture") and the Senior Credit Agreement contain certain covenants that limit the Company's ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio.

  The Company believes, but no assurance can be given, that its existing cash, cash flow from operations and availability under the Senior Credit Agreement will provide sufficient liquidity to meet the Company's cash requirements and working capital needs over the next twelve months.

Foreign Operations

  Sales outside of the United States aggregated 70%, 69%, and 68% of the Company's total net sales for the fiscal years 1998, 1997, and 1996, respectively. In addition, as of December 31, 1998, international subsidiaries comprised approximately 62% (excluding intercompany balances) of the Company's consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. Although the Company historically has not entered into foreign currency hedging contracts to mitigate this risk, it may do so in the future. Foreign currency fluctuations can also impact operating results. During 1998, the stronger U.S. dollar negatively affected revenues and operating income. Had average exchange rates in 1998 remained the same as in 1997, 1998 net sales would have been approximately $18.9 million higher than reported.

  The Company derived approximately 47.7% of its net sales for the year ended December 31, 1998 and 42.5% for the year ended December 31, 1997 from Mexico, substantially all of which were denominated in

Mexican pesos. The Company manufactures its products in Mexico and the United States. This allows the Company to have a significant portion of its Mexican manufacturing costs denominated in pesos. Although Jafra S.A. buys products manufactured in the United States in dollar denominated prices, it also sells a majority of its manufactured product for export in dollar denominated prices. These dollar denominated sales help to mitigate the currency exposure on dollar denominated purchases.

  Mexico has experienced periods of high inflation from time to time in the past, including during most of the 1980s and during 1995 through 1997. In 1997, Mexico was classified as a hyperinflationary economy for financial reporting purposes, and accordingly, the functional currency of Jafra S.A. was designated as the U.S. dollar. The Company has generally been able to offset the effects of inflation in Mexico by increasing its product prices by at least the level of inflation, although there can be no assurance that the Company will be able to maintain its pricing policy in the future.

  Throughout 1998, Mexico's functional currency was the U.S. dollar because Mexico was considered to be a hyperinflationary economy. Mexico will no longer be considered hyperinflationary as of January 1, 1999, at which time the Company will account for its Mexican operations using the peso as its functional currency. The change in the functional currency of Mexico is not expected to materially affect the Company's operations or financial statements, except that Jafra S.A. had $55 million of U.S. dollar denominated third party debt as of December 31, 1998. It is anticipated that gains and losses of remeasuring such debt to the U.S. dollar from the peso will be included in income beginning January 1, 1999.

Year 2000 Issue

  Prior to the Acquisition, the Company established a year 2000 compliance methodology and schedule based on the Gillette model. This methodology encompassed six phases: discovery, planning, resolution, testing, implementation and certification. The scope of the Company's compliance program includes information technology (computer systems, hardware and operating systems), facilities (phone systems, plant machinery, elevators and security systems), embedded software in production equipment and major suppliers of raw materials and finished goods. The Company has completed the discovery and planning phases with respect to both its information technology systems and non-information technology systems. Approximately 25% of the systems addressed were found to require some level of remediation or replacement. The Company is currently in the resolution phase with respect to such systems, in which all affected hardware, software and equipment is being repaired, upgraded or replaced.

  The Company expects to complete the resolution phase for all systems (information technology and non-information technology) by the end of the second quarter of 1999. The Company expects to have completed the testing phase for all systems by the end of the second quarter of 1999 and the implementation and certification phases by the end of the third quarter of 1999. As of December 31, 1998, the Company estimated that its resolution and testing phase for information technology systems was approximately 40% complete. The Company has upgraded its main operating and financial systems to a Year 2000 compliant version in Germany, Holland, and Colombia, and expects to have the operating and financial systems upgraded in Austria by April 1999, Italy by July 1999, Switzerland by September 1999, Venezuela by June 1999, and Argentina by May 1999. No further testing will be required upon the completion of the upgrade.

  The two most important information technology systems that are not Year 2000 compliant are the operating and financial systems that are installed in the United States and Mexico. The Company is currently upgrading these systems and expects to have the upgrades completed by June 1999.

  With respect to its non-information technology systems, the Company estimates that its resolution and testing phases are virtually complete. Most non-information technology systems were already Year 2000 compliant, but several phone systems and one voice mail system required upgrades that are now completed. The Company has spent approximately $600,000 to date on the discovery, planning, and resolution phases for both information technology and non-information technology systems.

  The Company has budgeted $1.5 million to complete the remaining Year 2000 compliance program, and believes it has sufficient cash, cash flow, and borrowing availability to meet its cash needs. Costs incurred to modify existing systems are being expensed as incurred. The allocation of amounts may change from time to time.

  As part of its investigation conducted in the discovery phase, the Company prepared a questionnaire that it distributed to approximately 106 of its major suppliers, which supply 75% of the raw materials and finished goods purchased by the Company from third party suppliers. As of March 9, 1999 the Company has received written responses from 80 of these suppliers. Of these, 77 have informed the Company that they do not expect that the dating problems associated with the year 2000 will have a material adverse effect on their ability to continue to supply the Company in accordance with past practice. Based on these replies, the Company does not believe that the inability of any of the suppliers that have not yet responded or have responded unfavorably to the Company's request for information to continue to supply the Company would have a material adverse effect on the Company's business, financial condition or results of operations. The Company intends to seek and identify alternate sources of supply for the affected raw materials and finished products in the event it has not received assurance by March 31, 1999 from the remaining companies that they will be able to supply the Company without material disruption into the year 2000. The Company currently believes there are alternative sources for all such materials.

  In the event the Company does not complete all phases of its year 2000 compliance program by December 31, 1999, the Company's most likely worst case scenario would be that it would have to consider outsourcing its customer service and order processing functions. No assurance can be given that the Company will be able to outsource these functions or that the Company will not incur significant additional expense in doing so. In the event the Company could not outsource these functions, the Company would be unable to process orders in a timely manner or respond to customer inquiries. This could lead to a loss of revenue and customer satisfaction, which could have a material adverse effect on the Company's results of operations, liquidity, and financial condition.

European Economic and Monetary Union

  On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. The participating countries adopted the euro as their common legal currency on that day. The euro will trade on currency exchanges and be available for non-cash transactions during the transition period between January 1, 1999 and January 1, 2002. During this transition period, the existing currencies are scheduled to remain legal tender in the participating countries as denominations of the euro and public and private parties may pay for goods and services using either the euro or the participating countries' existing currencies.

  During the transition period, the Company will continue to utilize the respective country's existing currency as the functional currency. Use of the euro by the Company or its sales representatives is not expected to be significant and will be converted and recorded in the Company's accounting records in the existing functional currency.

  The Company intends to adopt the euro as its functional currency when the majority of its transactions in the member countries are conducted in the euro. The Company is currently identifying the impact the euro will have on its information systems throughout Europe. The Company has identified that its European commercial system will not support the euro, and is looking into various alternatives either to update or replace the system. The Company does not expect the introduction of the euro to materially adversely affect its business, financial condition, or results of operations.

Information Concerning Forward-Looking Statements

  Certain of the statements contained in this report (other than the Company's consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "Business--Strategy" concerning (a) the Company's and management's intention to build on Jafra's strong infrastructure; (b) the Company's belief that the new senior management team will provide the dynamic leadership required to attract new sales representatives and management talent, inspire new and existing sales representatives to greater productivity and execute the Company's new market development strategy; (c) the Company's plans to expand its sales representative base in existing markets and to increase sales representative productivity; (d) the Company's belief that its existing distribution and manufacturing capabilities provide a strong platform for Jafra to expand into new markets; and (e) the Company's expectation that it will be able to implement its new market development strategy with limited additional capital expenditures and without diverting focus from the Company's core markets; (ii) the statements in "Business--International Operations" that
(a) the Company believes it is less vulnerable to adverse economic conditions in any particular market because it has significant revenue from each of the United States, Latin America and Europe and (b) the Company intends to increase the number of markets in which it participates and grow revenues in those markets in order to diversify its revenue base; (iii) the statement in "Business--Manufacturing" that new products may increasingly be manufactured by third parties or contain licensed formulations; (iv) the statement in "Business--Distribution" that management believes its facilities are adequate to meet global demand for the foreseeable future; (v) the statement in "Business--Patents and Trademarks" concerning the consequences of Gillette's inability to obtain and transfer to the Company certain trademark assignments;
(vi) the statements in "Business--Management Information Systems" concerning the Company's expectations that (a) its implementation project will be completed, and a year 2000 compliant version of the Mexican commercial system will be installed at all Jafra companies, other than in the United States, in 1999 and (b) the commercial system used at the Westlake Village facility will be modified to be year 2000 compliant by mid-1999; (vii) the statement in "Business--Environmental Matters" that the Company believes that environmental laws and regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position; (viii) other statements as to management's or the Company's expectations, intentions and beliefs presented in "Business;" (ix) the statement in "Properties" that the Company's properties are suitable to meets its anticipated requirements; (x) the statement in "Legal Proceedings" that the Company believes that the resolution of the routine legal matters in which it is involved will not have a material adverse effect on the Company's business, financial condition or results of operations; (xi) the statement in "--Results of Operations" that the Company expects full year amortization of approximately $3.2 million in 1999 ; (xii) the statements in "--Liquidity and Capital Resources" concerning (a) the Company's expectation that capital expenditures in 1999 will be $8.4 million; and (b) the Company's belief that it will have sufficient liquidity to meet its cash requirements and working capital needs over the next twelve months;
(xiii) the statements in "--Foreign Operations" that (a) the change in the functional currency of Mexico is not expected to materially affect the Company's operations or financial statements and (b) the Company may enter into foreign currency hedging contracts in the future; (xiv) the statements in "--Year 2000 Issue" concerning (a) the Company's expectation that the resolution phase for all systems will be complete by the end of the second quarter of 1999; (b) the Company's expectation that it will complete the testing phase for all systems by the end of the second quarter of 1999 and the implementation and certification phases by the end of the third quarter of 1999; (c) the Company's expectation that its operating and financial systems will be upgraded in Austria by April 1999, Italy by July 1999, Switzerland by September 1999, Venezuela by June 1999 and Argentina by May 1999; (d) the Company's expectation that its information technology upgrades in the United States and Mexico will be completed by June 1999; (e) the Company's belief that it has sufficient cash, cash flow and borrowing availability to meet its cash needs; (f) the Company's belief that the inability of its suppliers to continue to supply the Company would not have a material adverse effect on the Company's business, financial condition or results of operations; (g) the Company's belief that there are alternative sources for potentially affected raw materials and finished products; (h) the Company's identification of its most likely worst case scenario; and (xv) the statements in "--European Economic and Monetary Union" concerning the Company's expectations that (a) use of the euro by the Company or its sales representatives will not be significant and (b) the introduction of the euro will not materially adversely affect its business, financial condition or results of operations; and (xvi) other statements as to management's or the Company's expectations or beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Forward-looking statements are based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The following important factors, and those important factors described elsewhere in this report (including, without limitation, those discussed in "Business-- Strategy," "--International Operations," "--Distribution," "--Manufacturing," "--Patents and Trademarks," "--Management Information Systems," and "-- Environmental Matters," "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations," "--Liquidity and Capital Resources," "--Foreign Operations," "--Year 2000 Issue," and "European Economic and Monetary Union"), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements:

  . The Company's high degree of leverage could have important consequences to the Company, including but not limited to the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes; (iii) certain of the Company's borrowings will be at variable rates of interest, which could cause the Company to be vulnerable to increases in interest rates and
     (iv) the Company may be more vulnerable to economic downturns and be limited in its ability to withstand competitive pressures.

  . The Company's ability to make scheduled payments or to refinance its obligations with respect to its indebtedness, and to comply with the covenants and restrictions contained in the instruments governing such indebtedness, will depend on its financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond its control, including operating difficulties, increased operating costs, market cyclicality, product prices, the response of competitors, regulatory developments, and delays in implementing strategic projects.

  . The Company's ability to meet its debt service and other obligations will depend in significant part on the extent to which the Company can implement successfully its business strategy. The components of the Company's strategy are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company.

  . The Company's ability to conduct and expand its business outside the United States and the amount of revenues derived from foreign markets are subject to the risks inherent in international operations. The Company's international operations may be adversely affected by import duties or other legal restrictions on imports, currency exchange control regulations, transfer pricing regulations, the possibility of hyperinflationary conditions and potentially adverse tax consequences, among other things. Given the balance of payment deficits and shortages in foreign exchange reserves that many such economies, including the Mexican economy, have suffered in recent years, there can be no assurance that the governments of nations in which the Company operates, or intends to expand, will not take actions that materially adversely affect the Company and its business.

  . The direct selling cosmetics and personal care products business is highly competitive. A number of the Company's competitors, including Avon and Mary Kay, are significantly larger and have substantially greater resources and less leverage that the Company, which may provide them with greater flexibility to respond to changing business and economic conditions that the Company. An increase in the amount of competition faced by the Company, or the inability of the Company to compete successfully, could have a material adverse effect on the Company's business, financial condition and results of operations.

  . The Company's ability to anticipate changes in market and industry trends and to successfully develop and introduce new and enhanced products on a timely basis will be a critical factor in its ability to grow and to remain competitive. There can be no assurance that new products and product enhancements will be completed on a timely basis or will enjoy market acceptance following their introduction. In addition, the anticipated development schedules for new or improved products are inherently difficult to predict and are subject to delay or change as a result of shifting priorities in response to customers' requirements and competitors' new product introductions.

  . The sale of cosmetics and other personal care products correlates strongly to the level of consumer spending generally, and thus is significantly affected by the general state of the economy and the ability and willingness of consumers to spend on discretionary items. Reduced consumer confidence and spending generally may result in reduced demand for the Company's products and limitations on the ability of the Company to maintain or increase prices. A decline in general economic conditions or general consumer spending in any of the Company's major markets could have a material adverse effect on the Company's business, financial condition and results of operations.

  . The Company is subject to or affected by governmental regulations concerning, among other things, (i) product formulation, (ii) product claims and advertising, whether made by the Company or its sales representatives, (iii) fair trade and distributor practices and (iv) environmental, health and safety matters. In addition, new regulations could be adopted or any of the existing regulations could be changed at any time in a manner that could have a material adverse effect on the Company's business and results of operations. Present or future health or safety or food and drug regulations could delay or prevent the introductions of new products into a given country or marketplace or suspend or prohibit the sale of existing products in such country or marketplace. The Company believes that it is in compliance in all material respects with such laws and regulations now in effect.

  While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with its preparation of management's discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, the Company does not intend to review or revise any particular forward-looking statement referenced in this report in light of future events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to certain market risks arising from transactions in the normal course of its business, and from debt incurred in connection with the Acquisition. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company's credit standing.

Interest rate risk

  The Company has U.S. dollar denominated debt obligations in both the United States and Mexico that have fixed and variable interest rates and mature on various dates. The table below presents principal cash flows and related interest rates by fiscal year of maturity:

               Debt Obligations Information at December 31, 1998
                      (Amounts in U.S. dollars in 000's)

                                       Expected Year of Maturity                      Fair Value
                         ----------------------------------------------------------- December 31,
                          1999    2000    2001    2002    2003   Thereafter  Total       1998(1)
                         ------  ------  ------  ------  ------  ---------- -------- ------------
Senior Subordinated
 Notes, Term Loan, and
 Revolving Credit
 Facility
  Fixed Rate (US$)......                                          $100,000  $100,000   $88,000
  Average Interest
   Rate.................                                             11.75%
  Variable Rate (US$)... $2,500  $3,500  $4,500  $5,500  $6,500     19,000    41,500    41,500
  Average Interest
   Rate.................   8.04%   8.04%   8.04%   8.04%   8.04%      8.04%

--------
(1) The Company's estimate of the fair value of its Senior Subordinated Notes was based upon information provided by a broker dealer that makes a market in the Company's Senior Subordinated Notes. The Company's estimate of the fair value of its Term Loan and Revolving Credit Facility was based on information provided by one of its lending banks.

Foreign Currency Risk

  The Company manufactures its products in the United States and Mexico, which then sell the products to Jafra subsidiaries in various global markets. All intercompany product sales are denominated in US dollars. As a result, the Company's earnings and cash flows are exposed to fluctuations in foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies such as purchasing products locally in local currency. At the present time, the Company does not enter into foreign currency hedging contracts to mitigate this risk, although it may do so in the future.

  In addition, the Company's Mexican holding company had $55 million of U.S. dollar denominated debt at December 31, 1998. As the functional currency of Mexico was considered to be the U.S. dollar in 1998, gains and losses on remeasuring this debt to the U.S. dollar were not included in income during 1998. Effective January 1, 1999, the Company will account for its Mexican operations using the peso as the functional currency. Accordingly, gains and losses on remeasuring the $55 million of debt to the U.S. dollar will be included in income. Based upon the $55.0 million of outstanding debt at December 31, 1998, a 10% decline in the peso to U.S. dollar exchange rate would result in a $5.5 million foreign currency transaction loss. During 1998, the value of the peso to the U.S. dollar declined by 22.6%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE

                                                                          Page
                                                                          ----
Independent Auditors' Report for the eight month period ended December
 31, 1998 and the four month period ended April 30, 1998.................  24
Independent Auditors' Report for the years ended December 31, 1997 and
 1996....................................................................  25
Consolidated Balance Sheets--As of December 31, 1998 and 1997............  26
Consolidated Statements of Operations--For the eight month period ended
 December 31, 1998, the four month period ended April 30, 1998, and the years ended December 31, 1997 and 1996..................................  27
Consolidated Statements of Stockholders' Equity--For the eight month period ended December 31, 1998, the four month period ended April 30,
 1998, and the years ended December 31, 1997 and 1996....................  28
Consolidated Statements of Cash Flows--For the eight month period ended
 December 31, 1998, the four month period ended April 30, 1998, and the years ended December 31, 1997 and 1996..................................  29
Notes to Consolidated Financial Statements...............................  31

Schedule II--Valuation and Qualifying Accounts...........................  54

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CDRJ Investments (Lux) S.A.:
Luxembourg

  We have audited the accompanying consolidated balance sheet of CDRJ Investments (Lux) S.A. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the eight-month period ended December 31, 1998 and the combined statements of operations, divisional equity, and cash flows of Jafra Cosmetics International (the "Predecessor") for the four-month period ended April 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CDRJ Investments (Lux) S.A. and subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the eight-month period ended December 31, 1998 and the combined results of operations and cash flows of the Predecessor for the four-month period ended April 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

                                          Deloitte & Touche LLP

March 15, 1999
Los Angeles, California

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
CDRJ Investments (Lux) S.A.:

  We have audited the accompanying combined balance sheet of Jafra Cosmetics International (the "Predessor Company") as of December 31, 1997 and the related combined statements of operations, divisional equity, and cash flows for the years ended December 31, 1996 and 1997. These combined financial statements are the responsibility of the Predessor Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Predessor Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Jafra Cosmetics International as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

                                          KPMG LLP

February 27, 1998
Los Angeles, California

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                   Predecessor
                                                                   ------------
                                                      December 31, December 31,
                                                          1998         1997
                                                      ------------ ------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................   $ 18,358     $ 10,231
  Receivables, less allowance for doubtful accounts
   of $2,284 in 1998
   and $2,057 in 1997................................     24,449       27,298
  Inventories........................................     33,195       38,028
  Due from Gillette entities.........................        --        39,885
  Prepaid taxes......................................      5,835          --
  Prepaid expenses and other current assets..........      5,648        3,197
                                                        --------     --------
    Total current assets.............................     87,485      118,639
Property and equipment, net..........................     56,238       43,682
Other assets:
  Goodwill, net......................................     74,895       10,269
  Trademarks, net....................................     53,234          --
  Deferred financing costs and other, net............     16,782        2,660
                                                        --------     --------
    Total............................................   $288,634     $175,250
                                                        ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt..................   $  2,500     $  8,513
  Accounts payable...................................     25,905       12,688
  Accrued liabilities................................     34,183       22,696
  Due to Gillette entities...........................        --        45,440
  Deferred income taxes..............................        953          711
  Income taxes payable...............................      1,017        5,978
                                                        --------     --------
    Total current liabilities........................     64,558       96,026
  Long-term debt.....................................    139,000          --
  Deferred income taxes..............................      8,202          --
  Other long-term liabilities........................      1,433        1,920
                                                        --------     --------
    Total liabilities................................    213,193       97,946
                                                        --------     --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, par value $2.00; authorized,
   1,020,000 shares; issued and outstanding, 829,940
   shares............................................      1,660          --
  Divisional equity..................................        --        77,304
  Additional paid-in capital.........................     81,275          --
  Accumulated deficit................................     (8,041)         --
  Other comprehensive income--cumulative foreign
   currency translation adjustment...................        547          --
                                                        --------     --------
    Total stockholders' equity.......................     75,441       77,304
                                                        --------     --------
    TOTAL............................................   $288,634     $175,250
                                                        ========     ========

          See accompanying notes to consolidated financial statements.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                       Predecessor
                                          -------------------------------------
                             Eight Months Four Months
                                Ended        Ended     Year Ended   Year Ended
                             December 31,  April 30,  December 31, December 31,
                                 1998        1998         1997         1996
                             ------------ ----------- ------------ ------------
Net sales..................    $171,019     $77,282     $229,524     $224,544
Cost of sales..............      50,783      20,322       59,129       58,216
                               --------     -------     --------     --------
  Gross profit.............     120,236      56,960      170,395      166,328
Selling, general and
 administrative expenses...     112,993      51,519      150,334      156,600
                               --------     -------     --------     --------
  Income from operations...       7,243       5,441       20,061        9,728
Other income (expense):
  Exchange gain (loss).....      (1,742)      1,376          312           (7)
  Interest, net............     (11,431)         78          306          834
  Other, net...............        (351)        104         (414)        (542)
                               --------     -------     --------     --------
Income (loss) before income
 taxes.....................      (6,281)      6,999       20,265       10,013
Income tax expense.........       1,760       2,899        4,816        2,620
                               --------     -------     --------     --------
Net income (loss)..........    $ (8,041)    $ 4,100     $ 15,449     $  7,393
                               ========     =======     ========     ========


          See accompanying notes to consolidated financial statements.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except for shares)

                                                       Cumulative
                           Common Stock(1)               foreign
                          ----------------- Additional  currency   Retained       Total         Other
                          Number of          paid-in   translation earnings   stockholders' comprehensive
                           Shares   Amount  capital(1) adjustment  (deficit)    equity(1)      income
                          --------- ------- ---------- ----------- ---------  ------------- -------------
PREDECESSOR:
Balance at January 1,
 1996...................       --   $47,641  $ 1,918    $(51,820)  $110,996     $108,735
Net income..............       --       --       --          --       7,393        7,393       $ 7,393
Dividends paid to
 Gillette...............       --       --       --          --     (37,970)     (37,970)          --
Capital contributions by
 Gillette...............       --       --     2,646         --         --         2,646           --
Translation adjustment..       --       --       --       (2,163)       --        (2,163)       (2,163)
                                                                                               -------
Total comprehensive
 income.................       --       --       --          --         --           --        $ 5,230
                           -------  -------  -------    --------   --------     --------       =======
Balance at December 31,
 1996...................       --    47,641    4,564     (53,983)    80,419       78,641
Net income..............                                             15,449       15,449       $15,449
Dividends paid to
 Gillette...............       --       --       --          --     (18,355)     (18,355)          --
Capital of new division
 included in combined
 group..................              1,926      --          --         --         1,926           --
Translation adjustment..       --       --       --         (357)       --          (357)         (357)
                                                                                               -------
Total comprehensive
 income.................       --       --       --          --         --           --        $15,092
                           -------  -------  -------    --------   --------     --------       =======
Balance at December 31,
 1997...................       --    49,567    4,564     (54,340)    77,513       77,304
Net income for four
 months ended April 30,
 1998...................       --       --       --          --       4,100        4,100       $ 4,100
Net loss for foreign
 subsidiaries due to
 change in reporting
 period (unaudited).....       --       --       --          --      (1,197)      (1,197)          --
Dividends paid to
 Gillette...............       --       --       --          --     (20,990)     (20,990)          --
Capital contributions by
 Gillette...............       --       --       --          --      31,735       31,735           --
Translation adjustment..       --       --       --         (333)       --          (333)         (333)
                                                                                               -------
Total comprehensive
 income.................       --       --       --          --         --           --        $ 3,767
                           -------  -------  -------    --------   --------     --------       =======
Balance at April 30,
 1998...................       --   $49,567  $ 4,564    $(54,673)  $ 91,161     $ 90,619
                           =======  =======  =======    ========   ========     ========
CDRJ INVESTMENTS (LUX)
 S.A. AND SUBSIDIARIES:
Common stock issued upon
 formation of CDRJ
 Investments (Lux) S.A.,
 April 30, 1998.........   789,503  $ 1,579  $77,371         --         --      $ 78,950
Issuance of common
 stock..................    40,437       81    3,904         --         --         3,985
Net loss for eight
 months ended December
 31, 1998...............       --       --       --          --    $ (8,041)    $ (8,041)      $(8,041)
Translation adjustment..       --       --       --     $    547        --           547           547
                                                                                               -------
Total comprehensive
 income.................       --       --       --          --         --           --        $(7,494)
                           -------  -------  -------    --------   --------     --------       =======
Balance at December 31,
 1998...................   829,940  $ 1,660  $81,275    $    547   $ (8,041)    $ 75,441
                           =======  =======  =======    ========   ========     ========

--------
(1) Predecessor common stock and additional paid-in capital represent subsidiary capital, and total stockholders' equity of the Predecessor represents divisional equity.

         See accompanying notes to consolidated financial statements.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                        Predecessor
                                           -------------------------------------
                              Eight Months Four Months
                                 Ended        Ended     Year Ended   Year Ended
                              December 31,  April 30,  December 31, December 31,
                                  1998        1998         1997         1996
                              ------------ ----------- ------------ ------------
Cash flows from operating
 activities:
  Net income (loss).........   $  (8,041)   $  4,100     $ 15,449     $  7,393
  Adjustments to reconcile
   net income (loss) to net
   cash provided by (used
   in) operating activities:
   Loss (gain) on disposal
    of property and
    equipment...............         150         --          (126)       3,462
   Depreciation and
    amortization............       5,089       1,363        4,361        3,317
   Amortization of deferred
    financing fees..........       1,407         --           --           --
   Deferred income taxes....       4,516         375       (2,596)      (9,253)
   Changes in operating
    assets and liabilities:
     Receivables, net.......      (4,095)     (2,063)      (1,027)      (3,733)
     Inventories............       5,260        (512)       7,113       (8,406)
     Prepaid expenses and
      other current
      assets................      (2,313)     (7,457)        (657)       1,011
     Other assets...........        (760)      3,948        1,571          636
     Accounts payable and
      accrued liabilities...      19,699      (7,144)      (3,682)        (976)
     Income taxes payable
      (receivable)..........      (2,878)       (247)       6,792        9,245
     Other long-term
      liabilities...........          80        (408)        (481)          66
                               ---------    --------     --------     --------
       Net cash provided by
        (used in) operating
        activities..........      18,114      (8,045)      26,717        2,762
                               ---------    --------     --------     --------
Cash flows from investing
 activities:
  Purchase of Jafra
   Business, net of cash
   received of $2,339.......    (187,226)        --           --           --
  Withholding taxes on
   purchase price...........     (12,929)        --           --           --
  Acquisition costs.........      (7,542)        --           --           --
  Purchases of marketable
   securities...............         --          (97)         --           --
  Proceeds from sale of
   property and equipment...         --        8,811        3,132        5,805
  Purchases of property and
   equipment................      (3,450)     (6,124)      (8,932)     (10,313)
                               ---------    --------     --------     --------
       Net cash provided by
        (used in) investing
        activities..........    (211,147)      2,590       (5,800)      (4,508)
                               ---------    --------     --------     --------
Cash flows from financing
 activities:
  Net proceeds from bank
   debt.....................         --          --         8,513          --
  Capital contributions by
   Gillette.................         --        5,013        1,926        2,646
  Dividends paid to
   Gillette.................         --          --       (18,355)     (37,970)
  Transactions with Gillette
   and other divisions......         --      (13,792)     (11,075)      40,365
  Proceeds from issuance of
   subordinated debt........     100,000         --           --           --
  Net proceeds from
   revolving credit
   facility.................      16,500         --           --           --
  Proceeds from term loan...      25,000         --           --           --
  Contribution of equity....      82,707         --           --           --
  Deferred financing costs
   .........................     (12,471)        --           --           --
                               ---------    --------     --------     --------
       Net cash provided by
        (used in) financing
        activities..........     211,736      (8,779)     (18,991)       5,041
                               ---------    --------     --------     --------
Effect of exchange rate
 changes on cash............        (573)       (333)        (357)      (2,163)
Effect of accounting
 calendar change on cash....         --        6,276          --           --
                               ---------    --------     --------     --------
Net increase (decrease) in
 cash and cash equivalents..      18,130      (8,291)       1,569        1,132
Cash and cash equivalents at
 beginning of period........         228      10,231        8,662        7,530
                               ---------    --------     --------     --------
Cash and cash equivalents at
 end of period..............   $  18,358    $  1,940     $ 10,231     $  8,662
                               =========    ========     ========     ========

                                                        (Continued on next page)

          See accompanying notes to consolidated financial statements.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                                 (In thousands)

                                                        Predecessor
                                           -------------------------------------
                              Eight Months Four Months
                                 Ended        Ended     Year Ended   Year Ended
                              December 31,  April 30,  December 31, December 31,
                                  1998        1998         1997         1996
                              ------------ ----------- ------------ ------------
Supplemental disclosure of
 cash flow information:
  Cash paid during the year
   for:
   Interest.................     $8,301     $    501      $2,811       $3,657
   Income taxes.............      4,402        4,135       4,313          441
Supplemental schedule of
 non-cash investing and
 financing activities:
  As described in Note 9, in
   connection with the
   Acquisition at April 30,
   1998, certain
   intercompany balances
   between Gillette and the
   Predecessor were
   forgiven. Additionally,
   in 1996, $3,580,000 of
   debt due to an affiliate
   of Gillette by Jafra
   Brazil was forgiven.
   These amounts were
   accounted for as direct
   contributions to
   (reductions from) equity,
   with the 1996 amount
   being reflected net of a
   $934,000 tax effect
   (amounts in thousands):
   Intercompany accounts
    payable.................     $  --      $ 26,722      $  --        $2,646
   Intercompany accounts
    receivable..............        --       (20,990)        --           --


          See accompanying notes to consolidated financial statements.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Description of Business

Basis of Presentation

  CDRJ Investments (Lux) S.A., a Luxembourg societe anonyme (the "Parent"), CDRJ Acquisition Corporation (renamed Jafra Cosmetics International, Inc.), a Delaware corporation ("JCI"), Jafra Cosmetics International, S.A. de C.V., a sociedad anonima de capital variable organized under the laws of the United Mexican States ("Jafra S.A.") and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. ("CD&R") to acquire (the "Acquisition") the worldwide Jafra Cosmetics business (the "Jafra Business") of The Gillette Company ("Gillette"). JCI and Jafra S.A. are indirect, wholly owned subsidiaries of the Parent. The Parent is a holding company that conducts all its operations through its subsidiaries. The Parent and its subsidiaries are collectively referred to as the "Company." On April 30, 1998, pursuant to an acquisition agreement (the "Acquisition Agreement") between the Parent, certain of its subsidiaries and Gillette, (i) Jafra Cosmetics International Inc., a California corporation merged with and into JCI, with JCI as the surviving entity, (ii) Jafra S.A. acquired the stock of Grupo Jafra, S.A. de C.V., a Mexican Company ("Grupo Jafra"), which merged with and into Jafra S.A. following the consummation of the Acquisition, with Jafra S.A. as the surviving entity, (iii) indirect subsidiaries of the Parent purchased the stock of Gillette subsidiaries conducting the Jafra Business in Germany, Italy, the Netherlands and Switzerland; and (iv) indirect subsidiaries of the Parent acquired from various Gillette subsidiaries certain assets used in the Jafra Business in Austria, Argentina, Colombia and Venezuela.

  The accompanying consolidated financial statements as of and for the eight months ended December 31, 1998 reflect the operations of the Parent and its subsidiaries. The accompanying combined financial statements for the four months ended April 30, 1998 and the years ended December 31, 1997 and 1996 reflect the operations of the Jafra Business prior to the Acquisition and are referred to as the "Predecessor" operations.

  The combined financial statements of Predecessor included the following subsidiaries and divisions of Gillette: Jafra Cosmetics International, Inc., a California corporation; Jafra Cosmetics GmbH, a German company; Jafra Cosmetics International B.V., a Netherlands company; Jafra Cosmetics S.p.A., an Italian company; Jafra Cosmetics A.G., a Swiss company; Grupo Jafra S.A. de C.V., a Mexican company, and its subsidiaries, together with certain operating assets and the related operating profit of Gillette Braun used in the Jafra business in Mexico (the "Braun Assets"); the divested operations of the Predecessor, principally in Portugal, Spain, Brazil and the United Kingdom (collectively the "Divested Markets"); the Jafra-related operations of Gillette affiliates in Austria, Argentina, Colombia and Venezuela; and the assets related to the Jafra intellectual property, formerly held by Gillette, that are used in the Jafra Business. The Parent did not acquire the Divested Markets as part of the Jafra Business.

  Because of the debt financing incurred in connection with the Acquisition, the exclusion of certain assets and liabilities not acquired, and the adjustments made to allocate the excess of the aggregate purchase price over the historical value of the net assets acquired, the accompanying consolidated financial statements of the Parent and its subsidiaries are not directly comparable to those of the Predecessor. All significant intercompany or interdivisional accounts and transactions between Jafra entities have been eliminated in consolidation and combination.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

  The accompanying financial statements for the years ended December 31, 1997 and 1996 include the operating results of the Predecessor's foreign subsidiaries for fiscal years ended November 30. In 1998, the Predecessor changed the reporting period for the foreign operations from a fiscal year ending November 30 to a calendar year ending December 31. The line item denoted "Effect of accounting calendar change on cash" in the consolidated statements of cash flows represents the change in the cash balance of the Predecessor's foreign operations from November 30, 1997 to December 31, 1997. The unaudited results of operations for the period December 1, through December 31, 1997 were as follows (in thousands):

                                                                     (Unaudited)
     Net sales......................................................   $9,619
     Gross profit...................................................    7,201
     Loss from operations...........................................      727
     Income taxes...................................................      470
     Net loss.......................................................    1,197

  The purchase price for the Jafra Business of approximately $210.0 million (excluding $16.5 million of financing fees and expenses) includes $202.5 million in cash, (including the purchase price adjustment discussed below) and $7.5 million of direct costs. The $202.5 million cash purchase price includes $187.2 million paid by the Company directly to Gillette in cash at the closing date, (net of cash of $2.3 million received as part of the Acquisition), and $12.9 million of withholding taxes paid by the Company on behalf of Gillette subsequent to the closing date of the Acquisition. In addition, on November 3, 1998, the Company paid Gillette an additional $2.5 million (net of a receivable from Gillette of $5.1 million) as a final adjustment of the purchase price. The $7.5 million of direct costs have been accounted for as an increase to goodwill, and are reflected in the purchase price allocation below. The Acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their respective fair values at the date of acquisition based on valuations and other studies. The following sets forth the purchase price allocation (amounts in millions):

     Net tangible assets acquired (net of liabilities assumed of
      $38,177)......................................................... $ 69.0
     Allocation of excess purchase price:
       Property and equipment..........................................   18.4
       Accrued income taxes............................................    0.9
       Deferred income tax liability...................................   (1.2)
       Accrual of restructuring/rationalization costs (Note 10)........   (4.0)
       Inventories.....................................................   (2.4)
       Trademarks......................................................   53.8
       Goodwill........................................................   75.5
                                                                        ------
         Total......................................................... $210.0
                                                                        ======

  The following unaudited pro forma financial information for the Company gives effect to certain adjustments including depreciation expense, amortization of goodwill, trademarks and deferred financing costs, CD&R management fees, executive compensation, insurance expense, interest expense on acquisition debt, and the related income tax effect of the foregoing adjustments as if the transaction had occurred at the beginning of the periods presented (in thousands):

                                                        Year Ended   Year Ended
                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
     Net sales........................................   $248,301     $229,524
     Net loss.........................................   $ (8,541)    $ (2,551)

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

  The pro forma results have been prepared for comparative purposes only and do not purport to represent what the Company's actual results of operations would have been had the transaction occurred as of the beginning of the periods presented and are not intended to be a projection of future results or trends.

Description of Business

  The Company is a manufacturer and marketer of premium skin and body care products, color cosmetics, fragrances, nutritional supplements and other personal care products. The Company markets its products through a personalized direct selling, multilevel distribution system comprised of self-employed salespersons (known as "sales representatives").

(2) Summary of Significant Accounting Policies

  Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents. Cash and cash equivalents include cash, time deposits and all highly liquid debt instruments purchased with a maturity of three months or less.

  Inventories. Inventories are stated at the lower of cost, as determined by the first-in, first-out basis, or market.

  Property and Equipment. Property and equipment are stated at cost. Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets using the straight-line method. Estimated useful lives are 40 years for building and improvements and 5 to 10 years for machinery and equipment. Maintenance and repairs, including cost of minor replacements, are charged to operations as incurred. Costs of additions and betterments are added to property and equipment accounts provided that such expenditures increase the useful life or the value of the asset.

  Intangible Assets. Intangible assets principally consist of goodwill and trademarks, which are amortized on the straight-line method. Goodwill and trademarks resulting from the Company's acquisition of the Jafra Business from Gillette are amortized over a period of 40 years, while the Predecessor's goodwill was amortized generally over a period of 37.5 years. Accumulated amortization of goodwill and trademarks at December 31, 1998 was $1,161,000 and $929,000, respectively. Accumulated amortization of goodwill at December 31, 1997 was $1,956,000.

  Deferred Financing Costs. In connection with the acquisition of the Jafra Business, the Company incurred approximately $16.5 million of costs related to the Senior Subordinated Notes, the Revolving Credit Facility and the Term Loan Facility (see Note 6). Such costs are being amortized on a basis that approximates the interest method over the expected term of the related debt. Accumulated amortization at December 31, 1998 was $1,407,000.

  Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

  Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments. The fair value of Subordinated Notes is $88 million, based upon information provided by a broker-dealer that makes a market in the Company's senior subordinated notes. The fair value of the Revolving Credit Facility and The Term Loan ($2.5 million of which is classified as current) is $41.5 million based on discussions with one of its lending banks.

  Research and Development. Research and development costs are expensed as incurred. Total research and development expense aggregated $1,902,000, $1,185,000, $2,911,000, and $3,319,000 for the eight months ended December 31,
1998, the four months ended April 30, 1998, and the years ended December 31, 1997 and 1996, respectively.

  Income Taxes. The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company's financial statements or income tax returns. Management provides a valuation allowance for deferred income tax assets when it is more likely than not that a portion of such deferred income tax assets will not be realized.

  Foreign Currency Translation. The functional currency for most foreign subsidiaries is the local currency. Assets and liabilities of such foreign subsidiaries and divisions are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive income. Financial results of foreign subsidiaries in countries with highly inflationary economies are translated using a combination of current and historical exchange rates and any translation adjustments are included in net earnings, along with all transaction gains and losses for the period.

  The U.S. dollar has been used as the functional currency for the Company's operations in Mexico, as Mexico was considered to be a hyperinflationary economy for the period from December 1, 1996 to December 31, 1998. The Company will adopt the peso as the functional currency of its operations in Mexico effective January 1, 1999. The change in the functional currency of Mexico is not expected to materially affect the Company's operations or financial statements, except that Jafra S.A. had $55 million of U.S. dollar denominated third-party debt as of December 31, 1998. It is anticipated that gains and losses of remeasuring such debt to the U.S. dollar from the peso will be included in income beginning January 1, 1999.

  New Accounting Standards. In March 1998, the AICPA's Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use." SOP 98-1 provides guidance on the capitalization of software for internal use. Effective as of January 1, 1998, the Company adopted the SOP, which had no material impact on the Company's financial statements.

  In April 1998, AcSEC issued SOP 98-5, "Reporting on the Cost of Start-Up Activities." SOP 98-5 requires that all the costs of start-up activities, including organizational costs, be expensed as incurred. The Company adopted SOP 98-5 effective as of May 1, 1998. The effect of adopting this SOP was not material to the Company's financial statements.

  In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and will be effective January 1, 2000. The Company has not yet analyzed the impact of adopting the statement.

  Reclassifications. Certain previously reported amounts have been reclassified to conform to the current period presentation.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

(3) Inventories

  Inventories consist of the following at December 31, 1998 and 1997 (in thousands):

                                                                 1998    1997
                                                                ------- -------
     Raw materials and supplies................................ $ 7,553 $ 8,439
     Work in process...........................................     --      198
     Finished goods............................................  25,642  29,391
                                                                ------- -------
     Total inventories......................................... $33,195 $38,028
                                                                ======= =======

(4) Property and Equipment

  Property and equipment consist of the following at December 31, 1998 and 1997 (in thousands):

                                                                 1998    1997
                                                                ------- -------
     Land...................................................... $20,126 $ 6,072
     Buildings.................................................  16,608  17,150
     Machinery and equipment...................................  22,256  40,173
                                                                ------- -------
                                                                 58,990  63,395
     Less accumulated depreciation.............................   2,752  26,528
                                                                ------- -------
                                                                 56,238  36,867
     Land held for sale........................................     --    6,815
                                                                ------- -------
     Property and equipment, net............................... $56,238 $43,682
                                                                ======= =======

(5) Accrued Liabilities

  Accrued liabilities consist of the following at December 31, 1998 and 1997 (in thousands):

                                                                1998    1997
                                                               ------- -------
     Sales promotion.......................................... $12,509 $12,608
     Accrued restructuring/rationalization costs (Note 10)....   3,162     290
     Accrued interest.........................................   2,429     --
     Payroll and payroll taxes................................   2,186   2,427
     State and local sales taxes..............................   1,197   1,455
     Accrued acquisition costs................................   3,385     --
     Other....................................................   9,315   5,916
                                                               ------- -------
                                                               $34,183 $22,696
                                                               ======= =======

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

(6) Debt

  Debt consists of the following at December 31, 1998 and 1997 (in thousands):

                                                                  1998    1997
                                                                -------- ------
   Subordinated Notes, unsecured, interest payable semi-
    annually at 11.75%, due in 2008............................ $100,000 $  --
   Term Loan, principal and interest due in quarterly
    installments through April 30, 2004, interest rate of 7.8%
    at December 31, 1998.......................................   25,000    --
   Revolving Loan, due April 30, 2004, weighted average
    interest rate of 8.4% at December 31, 1998.................   16,500    --
   Notes payable to foreign banks, in foreign currencies,
    interest rates of 2.9%-3.2%, repaid during 1998............      --   8,513
                                                                -------- ------
   Total debt..................................................  141,500  8,513
   Less current maturities.....................................    2,500  8,513
                                                                -------- ------
   Long-term debt.............................................. $139,000 $  --
                                                                ======== ======

  The Company's long-term debt matures as follows (in thousands): $2,500 in 1999, $3,500 in 2000, $4,500 in 2001, $5,500 in 2002, $6,500 in 2003 and
$119,000 thereafter.

  On April 30, 1998, JCI and Jafra S.A. borrowed $125 million by issuing $100 million aggregate principal amount of 11.75% Subordinated Notes due 2008 (the "Notes") pursuant to an Indenture dated April 30, 1998 (the "Indenture") and $25 million under a Senior Credit Agreement.

  The Notes represent the several obligations of JCI and Jafra S.A. in the amount of $60 million and $40 million, respectively, with each participating on a pro rata basis upon redemption. The Notes mature in 2008 and bear a fixed interest rate of 11.75% payable semi-annually.

  Each of JCI and Jafra S.A. is an indirect, wholly owned subsidiary of the Parent and has fully and unconditionally guaranteed the obligations under the Notes of the other on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. In addition, the Parent has fully and unconditionally guaranteed the Notes on a senior subordinated basis. JCI currently has no U.S. subsidiaries. Each acquired or organized U.S. subsidiary of JCI will fully and unconditionally guarantee the Notes jointly and severally, on a senior subordinated basis. Each existing subsidiary of Jafra S.A. fully and unconditionally guarantees the Notes jointly and severally, on a senior subordinated basis, and each subsequently acquired or organized subsidiary of Jafra S.A. will fully and unconditionally guarantee the Notes jointly and severally, on a senior subordinated basis. The nonguarantor entities are the Parent's indirect European subsidiaries in Germany, Netherlands, Switzerland, Italy and Austria and its indirect South American subsidiaries in Colombia, Argentina and Venezuela. All guarantor and nonguarantor entities are either direct or indirect wholly owned subsidiaries of the Parent.

  The Notes are unsecured and are generally non-callable for five years. Thereafter, the Notes will be callable at premiums declining to par in the eighth year. Prior to May 1, 2001, JCI and Jafra S.A. at their option may concurrently redeem the Notes on a pro rata basis in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of the Notes not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 111.75% plus accrued interest. The Notes were registered in a registered exchange offer, effective as of January 25, 1999, under the Securities Act of 1933, as amended.

  In addition, JCI and Jafra S.A. entered into a Senior Credit Agreement that provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a multicurrency Revolving Credit Facility

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES and a Term Loan Facility of $25 million. Borrowings under the Term Loan Facility are payable in quarterly installments of principal and interest over 6 years. Borrowings under the Revolving Credit Facility mature on April 30, 2004. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 2.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 1%, plus an applicable margin not to exceed 1.625%). The interest rates in effect at December 31, 1998 ranged from approximately 7.8% to approximately 8.3% for the LIBOR-based borrowings.

  Both the Indenture and the Senior Credit Agreement contain certain covenants which limit the Company's ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio.

(7) Income Taxes

  The Company's income (loss) before income taxes consists of the following (amounts in thousands):

                                                        Predecessor
                                           -------------------------------------
                              Eight months Four months
                                 Ended        Ended     Year Ended   Year Ended
                              December 31,  April 30,  December 31, December 31,
                                  1998        1998         1997         1996
                              ------------ ----------- ------------ ------------
     Income (loss) before
      income taxes:
       United States.........   $(5,764)     $ (451)     $ 6,129      $  (875)
       Foreign ..............      (517)      7,450       14,136       10,888
                                -------      ------      -------      -------
                                $(6,281)     $6,999      $20,265      $10,013
                                =======      ======      =======      =======

  Actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate rate of 35% to income before income taxes) as a result of the following:

                                                        Predecessor
                                           -------------------------------------
                              Eight months Four months
                                 Ended        Ended     Year Ended   Year Ended
                              December 31,  April 30,  December 31, December 31,
                                  1998        1998         1997         1996
                              ------------ ----------- ------------ ------------
     Computed "expected" tax
      expense................   $(2,198)     $2,450      $ 7,093      $ 3,505
     Effect of foreign
      operations.............        36        (136)      (2,310)      (1,091)
     Valuation allowance--
      domestic...............     2,017         160         (507)        (210)
     Valuation allowance--
      foreign................     2,075         252          --           --
     Other...................      (170)        173          540          416
                                -------      ------      -------      -------
     Income tax expense......   $ 1,760      $2,899      $ 4,816      $ 2,620
                                =======      ======      =======      =======

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

  The Predecessor's income was included in Gillette's consolidated U.S. income tax return. For financial reporting purposes, the Predecessor has provided for income taxes on a separate-company basis. The components of the provision for income taxes are as follows (in thousands):

                                                       Predecessor
                                          -------------------------------------
                             Eight months Four months
                                Ended        Ended     Year Ended   Year Ended
                             December 31,  April 30,  December 31, December 31,
                                 1998        1998         1997         1996
                             ------------ ----------- ------------ ------------
   Current:
     Federal................   $   --       $  --       $   222      $(1,095)
     Foreign:
       Mexico...............    (2,511)      2,524        4,717        3,391
       Europe...............      (245)                   1,938        1,954
       Other................       --                       854          127
                               -------      ------      -------      -------
                                (2,756)      2,524        7,509        5,472
     State..................       --                      (170)        (380)
                               -------      ------      -------      -------
         Total current......    (2,756)      2,524        7,561        3,997
   Deferred--foreign........     4,516         375       (2,745)        (443)
                               -------      ------      -------      -------
                               $ 1,760      $2,899      $ 4,816      $ 3,554
                               =======      ======      =======      =======

  The above tables include the impact of $934,000 of income tax expense recorded in 1996 resulting from the capital contribution by Gillette to the Company related to the closure of the Brazil market (see Note 9).

  The components of deferred income tax assets and deferred income tax liabilities at December 31, 1998 and 1997 are as follows (in thousands):

                                                               1998     1997
                                                             --------  -------
Deferred income tax assets:
  Accounts receivable....................................... $    416  $   584
  Net operating loss carryforward...........................    7,056      --
  Inventories...............................................      --     1,833
  Sales promotion...........................................    2,904    1,946
  Other accrued liabilities.................................      422    1,118
  Property and equipment....................................      --     1,274
  Other.....................................................      906    1,319
                                                             --------  -------
    Total deferred income tax assets........................   11,704    8,074
  Less valuation allowance..................................   (4,344)    (965)
                                                             --------  -------
    Net deferred income tax assets..........................    7,360    7,109
Deferred income tax liabilities:
  Transaction and deferred financing costs..................   (1,500)
  Property and equipment....................................   (1,824)
  Trademark.................................................   (8,131)
  Goodwill amortization.....................................     (305)       0
  Depreciation..............................................      --    (1,841)
  Inventories...............................................   (4,755)  (5,979)
                                                             --------  -------
    Total deferred income tax liabilities...................  (16,515)  (7,820)
                                                             --------  -------
    Net deferred income tax liabilities..................... $  9,155  $  (711)
                                                             ========  =======

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

  The Company records a valuation allowance on deferred income tax assets to reduce the total to an amount that management believes will ultimately be realized. The valuation allowances at December 31, 1998 and 1997 are based upon the Company's estimates of the future realization of deferred income tax assets. The Predessor had established a valuation allowance prior to 1995 as a result of taxable losses incurred by the Predessor's domestic operations and a determination by management that the deferred income tax assets could not be fully utilized. In 1997, due to improvements in the Predessor's domestic operations, the valuation allowance was reduced by 37% to an amount representing 12% of the deferred income tax assets. Valuation allowances at December 31, 1998 were provided to offset net operating loss carry-forwards of the Company's U.S. and European operations.

(8) Benefit Plans

Predecessor Plans

  Prior to the Company's acquisition of the Jafra Business, the Predecessor participated in The Gillette Company Retirement Plan (the "Plan") which was a defined benefit pension plan covering substantially all of Gillette's domestic employees. Benefits were based on age, years of service and the level of compensation during the final years of employment. Gillette's funding policy was to contribute annually to the Plan the amount necessary to meet the minimum funding standards established by the Employee Retirement Income Security Act.

  The components of Gillette's net pension expense for the Plan for the years ended December 31, 1997 and 1996 were as follows (in thousands):

                                                             1997       1996
                                                           ---------  ---------
   Service cost........................................... $  29,892  $  28,828
   Interest cost on projected benefit obligation..........    60,245     55,731
   Actual return on Plan assets...........................  (184,649)  (118,046)
   Net amortization and deferral..........................   116,569     64,129
                                                           ---------  ---------
     Pension expense...................................... $  22,057  $  30,642
                                                           =========  =========

  The Predecessor's share of the above pension expense was $261,000 for the four months ended April 30, 1998, $970,000 in 1997, and $1,223,000 in 1996.
The Predecessor's share of pension expense was based on the Predecessor's payroll covered by the Plan as a percentage of total payroll covered by the Plan.

  The funded status of the Plan at December 31, 1997 and 1996 was as follows (in thousands):

                                                             1997      1996
                                                           --------  --------
   Vested benefits........................................ $693,835  $629,252
   Nonvested benefits.....................................   94,981    89,185
                                                           --------  --------
     Accumulated benefit obligation.......................  788,816   718,437
   Benefit obligation related to future compensation
    levels................................................  170,642   160,792
                                                           --------  --------
     Projected benefit obligation.........................  959,458   879,229
   Fair value of Plan assets, invested primarily in
    equities and debt securities..........................  990,026   815,737
                                                           --------  --------
     Projected benefit obligation in excess of Plan
      assets..............................................   30,568   (63,492)
   Unrecognized transition obligation.....................    1,648     1,097
   Unrecognized prior service cost........................   11,478     7,750
   Unrecognized net loss..................................    9,178    97,173
   Minimum liability adjustment...........................  (25,459)  (25,828)
                                                           --------  --------
   Gillette's prepaid pension cost........................ $ 27,413  $ 16,700
                                                           ========  ========

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

  The primary assumptions used in determining obligations of the Plan were as follows:

                                                                     1997  1996
                                                                     ----  ----
   Discount rate.................................................... 7.00% 7.00%
   Increase in compensation levels.................................. 5.00% 5.00%
   Long-term rate of return on assets............................... 9.00% 9.00%
                                                                     ====  ====

  The Predecessor also participated in Gillette's plans which provided certain health care and life insurance benefits to retired employees. Substantially all of the Predecessor's employees became eligible for these benefits upon retirement. At the time of retirement, employees who elect to participate are required to pay some portion of such medical costs if hired before July 1, 1990, or all of such costs if hired after that date. Gillette's employee stock ownership plan (ESOP) was established to assist employees who retire after January 1, 1992 to finance their retiree medical costs.

  The Predecessor recognized the cost of postretirement benefits other than pensions during employees' active working lives. The components of Gillette's net other postretirement benefit expense for the years ended December 31, 1997 and 1996 follow (in thousands):

                                                                1997     1996
                                                               -------  -------
   Interest cost.............................................. $17,008  $19,181
   Service cost...............................................   4,758    1,652
   Actual return on assets....................................  (6,010)  (3,543)
   Net amortization expense...................................  (3,631)    (906)
                                                               -------  -------
     Other postretirement benefit expense..................... $12,125  $16,384
                                                               =======  =======

  The Predecessor's share of the above other postretirement benefit expense was $37,000 for the four months ended April 30, 1998, $128,000 in 1997 and $205,000 in 1996. The status of Gillette's plans and the amounts recognized in Gillette's balance sheets follow (in thousands):

                                                                1997      1996
                                                              --------  --------
   Retirees.................................................. $162,739  $171,854
   Fully eligible active employees...........................   18,356    25,341
   Other active employees....................................   66,735    69,126
                                                              --------  --------
     Accumulated postretirement benefit obligation...........  247,830   266,321
   Fair value of plan assets.................................  (33,249)  (24,000)
   Unrecognized net gain.....................................   86,947    67,636
                                                              --------  --------
   Gillette's accrued postretirement liability............... $301,528  $309,957
                                                              ========  ========

  The accumulated postretirement benefit obligation was determined using an assumed discount rate of 7.00% in 1997 and 1996. The assumed health care cost trend rate was 9% in 1997 and 10% in 1996, decreasing to 5% by the year 2001. A one percentage point increase in the trend rate would have increased Gillette's accumulated postretirement benefit obligation by 12% and interest and service cost by 14% in 1997.

  ESOP shares allocated to participants reduce Gillette obligations over the period of allocation. The account balance is assumed to have an annual yield of 12%. In addition, Gillette established a retiree health benefits account within its pension plan that will be used to partially fund health care benefits for future retirees.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

Company Plans

  Certain of the Company's German employees participate in the Germany Plan, which is a defined benefit pension plan covering key employees. Benefits are based on age, years of service and the level of compensation during the final years of employment. The Company's funding policy is to contribute annually to the Germany Plan the amount necessary to meet the minimum funding standards. The total pension expense was $11,000 for the eight months ended December 31, 1998, $129,000 for the four months ended April 30, 1998, $140,000 for the year ended December 31,1997 and $245,000 for the year ended December 31, 1996.

  Under Mexican labor laws, employees of Jafra S.A. and its subsidiaries are entitled to a payment when they leave the Company if they have fifteen or more years of service. In addition, the Company makes government mandated employee profit sharing distributions equal to ten percent of the taxable income of the company in which they work.

  The Company's U.S. subsidiary has an employee savings plan which permits participants to make voluntary contributions by salary reductions pursuant to section 401(k) of the Internal Revenue Code. Employees may defer up to 15% of their total compensation, subject to statutory limitations. Employee contributions of up to 10% of compensation are matched by the Company at the rate of 50 cents per dollar. Employees do not vest in the Company contribution until they have reached two years of service, at which time they become fully vested. The Company's expense under this program was $420,000 for the eight months ended December 31, 1998.

  The Company's U.S. subsidiary also has a supplemental excess benefit savings plan which permits participants to make voluntary contributions of up to 15% of their total compensation. Employee contributions are matched on the same basis as under the employee savings plan, and the vesting provisions are the same. The Company's expense under this program was $17,000 for the eight months ended December 31, 1998.

(9) Related Party Transactions

  CD&R received a fee of $2.7 million, which was recorded as a direct acquisition cost, for providing services related to the structuring, implementation and consummation of the Acquisition, in addition to the reimbursement of out-of-pocket expenses. Pursuant to a consulting agreement entered into following the Acquisition, until the 10th anniversary of the Acquisition or the date on which CD&R Fund V no longer has an investment in the Company, CD&R will receive an annual fee of $500,000 (and reimbursement of out-of-pocket expenses) for providing advisory, management consulting and monitoring services to the Company. The pro-rated portion of the CD&R fee recognized in the eight months ended December 31, 1998 was $333,000. In addition, certain officers and directors of CD&R or its affiliates serve as directors of the Company. Certain directors and other persons purchased an aggregate of 21,000 shares of common stock in connection with the Acquisition as of September 30, 1998.

  Members of management financed a portion of the cash purchase price of the shares of Company common stock they acquired through loans from the Chase Manhattan Bank on market terms. To help members of management obtain such terms for such financing, the Company fully and unconditionally guaranteed up to 75% of the purchase price for the shares of Company common stock purchased by each such member of management.

  In April of 1998, the Predecessor sold land in Mexico to Gillette with a book value of approximately $6 million for $12 million. The excess of the sales price over the book value of the land, net of taxes, was recorded as a contribution of capital from Gillette to the Predecessor. Prior to the closing date of the Acquisition, intercompany accounts receivable and accounts payable between Predecessor entities and Gillette were forgiven, and as such were accounted for as direct reductions from (additions to) equity, respectively.

  Certain expenses were charged by Gillette to the Predecessor prior to the Acquisition. Management believes the amounts and methods of allocation were reasonable and approximated actual services provided. The

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES allocations were based principally upon a formula using the percentage of revenues of the Predecessor to the total consolidated revenues of Gillette. Management performed regular reviews of the allocated costs and has determined that the cost of these services to the Predecessor, as if it were a stand-alone entity, would be comparable to the costs allocated to it by Gillette. Such services included legal, trademark and patent support, internal audit, and other administrative costs. Total related net charges were $748,000 for the four months ended April 30, 1998, $2,045,000 for 1997, and $2,495,000 for
1996. Such charges are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Such allocations ceased upon consummation of the Acquisition, and, as such, no amounts are included for the eight months ended December 31, 1998.

  Interest was charged and earned on intercompany receivables and payables between Gillette and the Predecessor at the LIBOR rate prior to the Acquisition. The total related interest was $152,000 for the four months ended April 30, 1998, $592,000 for 1997, and $41,000 for 1996, and is included in interest, net, in the accompanying consolidated statements of operations.

  The Predecessor recognized profit on the sale of inventory to Gillette of $157,000 for the four months ended April 30, 1998.

  Gillette acted as a cash manager for the Predecessor prior to the Acquisition. As such, balances due to/from Gillette and other divisions consisted of amounts related to this and to the above transactions.

  During 1997, Jafra Cosmetics International, Inc. wrote off approximately $3,200,000 of payables due from its affiliate in Canada, as a result of the decision to close the market in Canada. The division in Canada recorded this as a credit to earnings. Accordingly, these transactions offset in combination.

  During 1996, $3,580,000 of debt due to an affiliate of Gillette by Jafra Brazil was forgiven in connection with the divestiture of the Brazil market. This amount, net of the $934,000 income tax effect, was recorded as a capital contribution by Gillette to the Company. All other assets and liabilities were liquidated with a nominal impact on the combined financial statements.

(10) Reorganization and Other Non-Recurring Charges and Related Accruals

  Selling, general and administrative expenses for the years ended December 31, 1997 and 1996 included net non-recurring reorganization charges of $0.4 million and $6.1 million, respectively. In conjunction with the Acquisition in 1998, the Company recorded a $4.0 million accrual for restructuring and rationalization costs which was accrued as an acquisition cost, and therefore was not reflected as a charge against income from operations.

  The net non-recurring charges in 1997 were comprised of reorganization costs of $3.5 million, which were offset by recovery through litigation of $2.3 million of costs relating to an improper installation of certain proprietary computer systems, and a gain of $0.8 million on the sale of a facility which had previously been written off.

  The net non-recurring charges in 1996 were comprised of reorganization costs of $2.4 million and a loss of $5.4 million relating to improper installation of certain proprietary computer systems, partially offset by a $1.7 million gain on the sale of a building in Mexico. In 1996, the Company decided to cease the development and installation of certain proprietary computer systems due to the failure of the outside contractor to properly install and support the system. It was determined that the Company would never gain any benefit from these assets, and that the net book value of the assets (including hardware, software, and related installation costs) was not recoverable. The $5.4 million loss recorded by the Company represented the net book value of the related assets at the time of management's decision.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

  The $4.0 million restructuring and rationalization accrual recorded in the purchase price allocation in connection with the Acquisition relates to the planned realignment of all aspects of the Company subsequent to the Acquisition. As of the consummation of the Acquisition, senior management began formulating a plan to close certain distribution facilities and involuntarily terminate certain employees. Certain programs were finalized late in 1998, with the remainder expected to be finalized by April 30, 1999. No adjustment has been made to the restructuring liability as of December 31, 1998, and management does not believe that the finalization of such plans will result in an adjustment to the restructuring liability.

  Approximately $1.1 million of costs are for closure and/or relocation of certain distribution facilities and other exit costs, and approximately $2.9 million of costs are for severance. The restructuring and rationalization activities are not expected to have a material effect on the Company's operations. All such restructuring and rationalization activities are expected to be substantially completed by June of 1999. In the eight months ended December 31, 1998, approximately $0.7 million of severance costs and $0.1 million of facilities closure costs were charged against the restructuring accrual.

  The $3.5 million of reorganization costs in 1997 were comprised of $2.6 million of costs to realign operations in Italy and South American markets, as well as $0.9 million of costs to close the Hungary and Canada markets. These costs were principally for severance, closure (lease costs) and other exit costs. These programs were adopted in early 1997 and the majority of payments associated with these programs were made prior to the end of 1997.

  The $2.4 million of reorganization costs incurred in 1996 related to severance, legal and exit payments to exit the Brazilian market. This decision was made in early 1996 and the majority of the payments were made prior to the end of 1996. No impairment writedowns were necessary relating to the operations which were closed in Hungary, Canada, and Brazil.

  As discussed above, the components of the additions to the aforementioned accruals include severance, lease and other exit costs, and are summarized as follows (in thousands):

                                                                    Predecessor
                                                                   -------------
                                                             1998   1997   1996
                                                            ------ ------ ------
   Severance............................................... $2,900 $2,860 $1,480
   Lease costs.............................................  1,100    520    690
   Other...................................................           120    230
                                                            ------ ------ ------
                                                            $4,000 $3,500 $2,400
                                                            ====== ====== ======

  A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

                                                              Predecessor
                                          Eight Months -------------------------
                                             Ended      Year Ended   Year Ended
                                          December 31, December 31, December 31,
                                              1998         1997         1996
                                          ------------ ------------ ------------
   Opening balance.......................    $  --       $   380      $   740
   New additions.........................     4,000        3,500        2,400
   Charges against reserves..............      (838)      (3,590)      (2,760)
                                             ------      -------      -------
   Ending balance........................    $3,162      $   290      $   380
                                             ======      =======      =======

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

   The remaining costs at each year end included in the restructuring accrual are summarized as follows (in thousands):

                                                              Predecessor
                                                       -------------------------
                                          December 31, December 31, December 31,
                                              1998         1997         1996
                                          ------------ ------------ ------------
   Severance.............................    $2,154        $140         $275
   Lease costs...........................     1,008         150           75
   Other.................................       --          --            30
                                             ------        ----         ----
                                             $3,162        $290         $380
                                             ======        ====         ====

  The costs included in "Other" are principally legal costs associated with establishing severance agreements in international markets. The remaining balance at the end of 1997 was paid in the first quarter of 1998.

  The principal component of the restructuring reserves is severance. A summary of the severance activity is as follows (dollar amounts in thousands):

                                                       Predecessor
                           Eight months    ------------------------------------
                          ended December      Year ended         Year ended
                             31, 1998      December 31, 1997  December 31, 1996
                         ----------------  -----------------  -----------------
                           # of              # of               # of
                         Employees Amount  Employees Amount   Employees Amount
                         --------- ------  --------- -------  --------- -------
Opening balance.........    --        --       10    $   275      45    $   620
Planned terminations....     85    $2,900     145      2,860      80      1,480
Actual terminations.....    (38)     (886)   (147)    (2,995)   (115)    (1,825)
                            ---    ------    ----    -------    ----    -------
Ending balance..........     47    $2,014       8    $   140      10    $   275
                            ===    ======    ====    =======    ====    =======

  The eight planned employee terminations as of December 31, 1997 occurred during the four months ended April 30, 1998, at a total cost of $140,000.

  The operations of the markets that were restructured or eliminated were not material to the combined financial statements; accordingly, separate financial information on these markets has not been provided.

(11) Financial Reporting for Business Segments

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS
131). SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operations and major customers.

  The Company's business is comprised of one industry segment, direct selling, with worldwide operations. Jafra has three reportable business segments: the U.S. (JCI), Mexico (Jafra S.A.), and Europe. The Company is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. They are managed separately because each geographic market has specific cultural and demographic considerations that impact the sales and marketing of the Company's products.

  JCI and Jafra S.A. have each guaranteed the obligations under the Notes which were issued in conjunction with the Acquisition on April 30, 1998. The following consolidating financial statement data segregate between those entities that guarantee the Notes ("Guarantor entities") and those entities that do not guarantee the Notes ("Nonguarantor entities"); in addition, European business segment information is separately disclosed in accordance with SFAS 131. Prior to the Acquisition, JCI and Jafra S.A. were Jafra Cosmetics International, Inc.,

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES a California corporation, and Grupo Jafra, respectively, as defined below. The Nonguarantor entities are the Parent's indirect European subsidiaries in Germany, the Netherlands, Switzerland, Italy and Austria and its indirect South American subsidiaries in Colombia, Argentina and Venezuela.

  The combined financial statements of the Predecessor for the four months ended April 30, 1998, and the years ended December 31, 1997 and 1996 include the accounts of the following subsidiaries of Gillette: Jafra Cosmetics International, Inc., a California corporation (the Guarantor entity); Jafra Cosmetics GmbH, a German company; Jafra Cosmetic International B.V., a Netherlands company; Jafra Cosmetics S.p.A., an Italian company; Jafra Cosmetics A.G., a Swiss company; the Jafra-related operations of a Gillette affiliate in Austria; and the assets related to the Jafra intellectual properties, held by Gillette, that are used in the Jafra Business (collectively, the Nonguarantor entities). Additionally, the combined financial statements of Grupo Jafra include the accounts of Grupo Jafra and all of its subsidiaries together with certain operating assets and the related operating profit of Gillette Braun used in the Jafra Business in Mexico and the assets related to the Jafra intellectual properties held by Gillette. Prior to the Acquisition, Jafra's operations in Argentina, Venezuela and Colombia were not separate subsidiaries of the Company, but rather divisions of Gillette subsidiaries that also conducted operations unrelated to the Jafra Business. The accompanying financial statements include only the carved out financial statements related to the Jafra Business of the South American entities. As such, for the four months ended April 30, 1998 and the years ended December 31, 1997 and 1996, the results of operations and cash flows of the Jafra Business in these countries and the immaterial results of operations and cash flows of certain markets divested by Jafra prior to the Acquisition are presented in the column denoted "Other Regions."

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

  Consolidating condensed statement of operations data for the eight months ended December 31, 1998, and combining condensed statement of operations data for the four months ended April 30, 1998, and the years ended December 31, 1997 and 1996 is summarized as follows (in thousands):

                                          Eight months ended December 31, 1998
                          -------------------------------------------------------------------------
                                                         Nonguarantor
                              Guarantor Entities           Entities
                          ----------------------------  ----------------
                            JCI    Jafra S.A.                                             Total
                          (U.S.)    (Mexico)   Total    Europe    Other   Eliminations Consolidated
                          -------  ---------- --------  -------  -------  ------------ ------------
Net sales...............  $50,695   $82,837   $133,532  $27,178  $10,309     $ --        $171,019
Cost of sales...........   14,157    25,603     39,760    7,715    2,706       602         50,783
                          -------   -------   --------  -------  -------     -----       --------
Gross profit............   36,538    57,234     93,772   19,463    7,603      (602)       120,236
Selling, general and
 administrative
 expenses...............   36,339    44,385     80,724   22,657    9,608         4        112,993
                          -------   -------   --------  -------  -------     -----       --------
Income (loss) from
 operations.............      199    12,849     13,048   (3,194)  (2,005)     (606)         7,243
Other expense (income)..    5,963     6,987     12,950      912     (339)        1         13,524
                          -------   -------   --------  -------  -------     -----       --------
Income (loss) before
 income taxes...........   (5,764)    5,862         98   (4,106)  (1,666)     (607)        (6,281)
Income taxes (benefit)..      --      1,948      1,948     (245)      57       --           1,760
                          -------   -------   --------  -------  -------     -----       --------
Net income (loss).......  $(5,764)  $ 3,914   $ (1,850) $(3,861) $(1,723)    $(607)      $ (8,041)
                          =======   =======   ========  =======  =======     =====       ========

                                             Four months ended April 30, 1998
                          ------------------------------------------------------------------------
                              Guarantor Entities
                          ----------------------------  Nonguarantor
                            JCI    Grupo Jafra            Entities    Other                Total
                          (U.S.)     (Mexico)   Total     (Europe)   Regions Eliminations Combined
                          -------  ----------- -------  ------------ ------- ------------ --------
Net sales...............  $23,611    $35,722   $59,333    $13,047    $4,902     $ --      $77,282
Cost of sales...........    6,415      9,984    16,399      2,962       856       105      20,322
                          -------    -------   -------    -------    ------     -----     -------
Gross profit............   17,196     25,738    42,934     10,085     4,046      (105)     56,960
Selling, general and
 administrative
 expenses...............   16,783     20,201    36,984     10,743     3,792       --       51,519
                          -------    -------   -------    -------    ------     -----     -------
Income (loss) from
 operations.............      413      5,537     5,950       (658)      254      (105)      5,441
Other expense (income)..      864     (2,791)   (1,927)       353        16       --       (1,558)
                          -------    -------   -------    -------    ------     -----     -------
Income (loss) before
 income taxes...........     (451)     8,328     7,877     (1,011)      238      (105)      6,999
Income taxes (benefit)..        1      2,524     2,525        374       --        --        2,899
                          -------    -------   -------    -------    ------     -----     -------
Net income (loss).......  $  (452)   $ 5,804   $ 5,352    $(1,385)   $  238     $(105)    $ 4,100
                          =======    =======   =======    =======    ======     =====     =======

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                                               Year ended December 31, 1997
                          ------------------------------------------------------------------------
                               Guarantor Entities
                          ---------------------------- Nonguarantor
                            JCI   Grupo Jafra            Entities    Other                 Total
                          (U.S.)    (Mexico)   Total     (Europe)   Regions  Eliminations Combined
                          ------- ----------- -------- ------------ -------  ------------ --------
Net sales...............  $70,637   $97,577   $168,214   $46,806    $14,504    $   --     $229,524
Cost of sales...........   18,519    27,124     45,643     9,638      3,848        --       59,129
                          -------   -------   --------   -------    -------    -------    --------
Gross profit............   52,118    70,453    122,571    37,168     10,656        --      170,395
Selling, general and
 administrative
 expenses...............   44,892    54,090     98,982    36,451     13,314      1,587     150,334
                          -------   -------   --------   -------    -------    -------    --------
Income (loss) from
 operations.............    7,226    16,363     23,589       717     (2,658)    (1,587)     20,061
Other expense (income)..    1,097       591      1,688       170     (3,237)     1,175        (204)
                          -------   -------   --------   -------    -------    -------    --------
Income (loss) before
 income taxes...........    6,129    15,772     21,901       547        579     (2,762)     20,265
Income taxes (benefit)..       52     1,972      2,024     1,938        854        --        4,816
                          -------   -------   --------   -------    -------    -------    --------
Net income (loss).......  $ 6,077   $13,800   $ 19,877   $(1,391)   $  (275)   $(2,762)   $ 15,449
                          =======   =======   ========   =======    =======    =======    ========

                                               Year ended December 31, 1996
                          --------------------------------------------------------------------------
                               Guarantor Entities
                          -----------------------------  Nonguarantor
                            JCI    Grupo Jafra             Entities    Other                 Total
                          (U.S.)     (Mexico)   Total      (Europe)   Regions  Eliminations Combined
                          -------  ----------- --------  ------------ -------  ------------ --------
Net sales...............  $72,594    $79,548   $152,142    $60,202    $12,200    $   --     $224,544
Cost of sales...........   17,872     24,696     42,568     12,296      3,352        --       58,216
                          -------    -------   --------    -------    -------    -------    --------
Gross profit............   54,722     54,852    109,574     47,906      8,848        --      166,328
Selling, general and
 administrative
 expenses...............   54,401     43,280     97,681     47,219     10,253      1,447     156,600
                          -------    -------   --------    -------    -------    -------    --------
Income (loss) from
 operations.............      321     11,572     11,893        687     (1,405)    (1,447)      9,728
Other expense (income)..    1,196     (2,014)      (818)       269       (935)     1,199        (285)
                          -------    -------   --------    -------    -------    -------    --------
Income (loss) before
 income taxes...........     (875)    13,586     12,711        418       (470)    (2,646)     10,013
Income taxes (benefit)..   (1,475)     2,948      1,473      1,954       (807)       --        2,620
                          -------    -------   --------    -------    -------    -------    --------
Net income (loss).......  $   600    $10,638   $ 11,238    $(1,536)   $   337    $(2,646)   $  7,393
                          =======    =======   ========    =======    =======    =======    ========

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

  Consolidating condensed balance sheet data as of December 31, 1998 and combining condensed balance sheet data as of December 31, 1997 is summarized as follows (in thousands):

                                                     As of December 31, 1998
                          -------------------------------------------------------------------------------
                                                                 Nonguarantor
                                   Guarantor Entities              Entities
                          ------------------------------------- ---------------
                            JCI    Jafra S.A.                                                   Total
                           (U.S.)   (Mexico)  Parent    Total   Europe   Other  Eliminations Consolidated
                          -------- ---------- -------  -------- ------- ------- ------------ ------------
ASSETS
Current assets:
  Receivables...........  $  6,601  $ 12,654  $   --   $ 19,255 $ 3,620 $ 1,574  $     --      $ 24,449
  Inventories...........    12,323    12,684      --     25,007   5,350   3,440       (602)      33,195
  Other current assets..    24,778    21,130       14    45,922   4,919   6,727    (27,727)      29,841
                          --------  --------  -------  -------- ------- -------  ---------     --------
   Total current
    assets..............    43,702    46,468       14    90,184  13,889  11,741    (28,329)      87,485
  Property and
   equipment............    25,075    28,380      --     53,455   2,640     143        --        56,238
  Other assets:
   Goodwill, net........    33,190    31,971      --     65,161   8,869     865        --        74,895
   Trademarks...........    20,650    26,550      197    47,397   5,587     250        --        53,234
   Other................    15,000     6,006   75,678    96,684   1,311      84    (81,297)      16,782
                          --------  --------  -------  -------- ------- -------  ---------     --------
   Total................  $137,617  $139,375  $75,889  $352,881 $32,296 $13,083  $(109,626)    $288,634
                          ========  ========  =======  ======== ======= =======  =========     ========

LIABILITIES AND
 STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and
   accrued expenses.....  $ 21,472  $ 27,931  $  (255) $ 49,148 $ 7,918 $ 3,992  $    (970)    $ 60,088
  Other current
   liabilities..........     1,500    11,273      101    12,874  17,151   1,202    (26,757)       4,470
                          --------  --------  -------  -------- ------- -------  ---------     --------
   Total current
    liabilities.........    22,972    39,204     (154)   62,022  25,069   5,194    (27,727)      64,558
Total long term debt....    85,000    54,000      --    139,000     --      --         --       139,000
Other liabilities.......       --      8,073      --      8,073   1,562     --         --         9,635
                          --------  --------  -------  -------- ------- -------  ---------     --------
Total liabilities.......   107,972   101,277     (154)  209,095  26,631   5,194    (27,727)     213,193
Stockholders' equity....    29,645    38,098   76,043   143,786   5,665   7,889    (81,899)      75,441
                          --------  --------  -------  -------- ------- -------  ---------     --------
   Total................  $137,617  $139,375  $75,889  $352,881 $32,296 $13,083  $(109,626)    $288,634
                          ========  ========  =======  ======== ======= =======  =========     ========

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                                            As of December 31, 1997
                         ----------------------------------------------------------------
                                                    Nonguarantor
                            Guarantor Entities        Entities
                         ------------------------- ----------------
                                  Grupo
                           JCI    Jafra                                           Total
                         (U.S.)  (Mexico)  Total   Europe    Other  Eliminations Combined
                         ------- -------  -------- -------  ------- ------------ --------
ASSETS
Current assets:
 Receivables............ $ 4,090 $14,323  $ 18,413 $ 6,225  $ 2,660   $    --    $ 27,298
 Inventories............  17,452  10,329    27,781   8,635    3,031     (1,419)    38,028
 Due from parent
  company...............  14,192  14,270    28,462  17,457    8,583    (14,617)    39,885
 Other current assets...   2,057   8,310    10,367   2,445      236        380     13,428
                         ------- -------  -------- -------  -------   --------   --------
   Total current
    assets..............  37,791  47,232    85,023  34,762   14,510    (15,656)   118,639
 Property and
  equipment.............  17,369  23,980    41,349   1,497      836        --      43,682
 Other assets...........     350  11,820    12,170   1,018      822     (1,081)    12,929
                         ------- -------  -------- -------  -------   --------   --------
   Total................ $55,510 $83,032  $138,542 $37,277  $16,168   $(16,737)  $175,250
                         ======= =======  ======== =======  =======   ========   ========
LIABILITIES AND
 DIVISIONAL EQUITY
Current liabilities:
 Accounts payable and
  accrued expenses...... $11,011 $15,461  $ 26,472 $ 6,471  $ 3,028   $   (587)  $ 35,384
 Due to parent..........  14,621  13,347    27,968  21,418   12,155    (16,101)    45,440
 Other current
  liabilities...........   2,364   2,852     5,216  10,625      --        (639)    15,202
                         ------- -------  -------- -------  -------   --------   --------
   Total current
    liabilities.........  27,996  31,660    59,656  38,514   15,183    (17,327)    96,026
Other liabilities.......     --      --        --    1,900       20        --       1,920
                         ------- -------  -------- -------  -------   --------   --------
Total liabilities.......  27,996  31,660    59,656  40,414   15,203    (17,327)    97,946
Divisional equity.......  27,514  51,372    78,886  (3,137)     965        590     77,304
                         ------- -------  -------- -------  -------   --------   --------
   Total................ $55,510 $83,032  $138,542 $37,277  $16,168   $(16,737)  $175,250
                         ======= =======  ======== =======  =======   ========   ========

  Consolidating condensed statement of cash flows data for the eight months ended December 31, 1998, and combining condensed statement of cash flows for the four months ended April 30, 1998 and the years ended December 31, 1997 and 1996 is summarized as follows (in thousands):

                                              Eight months ended December 31, 1998
                          -----------------------------------------------------------------------------------
                                                                   Nonguarantor
                                  Guarantor Entities                 Entities
                          -------------------------------------  -----------------
                                     Jafra
                            JCI       S.A.                                                          Total
                           (U.S.)   (Mexico)  Parent    Total     Europe    Other   Eliminations Consolidated
                          --------  --------  ------  ---------  --------  -------  ------------ ------------
Net cash provided by
 (used in)
 Operating activities...  $ (6,192) $ 23,601  $(178)  $  17,231  $  2,517  $(1,634)     $ --      $  18,114
 Investing activities...   (90,366)  (95,814)   --     (186,180)  (19,324)  (5,643)       --       (211,147)
 Financing activities...    96,911    84,258    188     181,357    21,130    9,249        --        211,736
Effect of exchange rate
 changes on cash........       --        --     --          --       (575)       2        --           (573)
Cash at beginning of
 period.................       --        --     --          --        176       52        --            228
                          --------  --------  -----   ---------  --------  -------      ----      ---------
Cash at end of period...  $    353  $ 12,045  $  10   $  12,408  $  3,924  $ 2,026      $ --      $  18,358
                          ========  ========  =====   =========  ========  =======      ====      =========

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                                           Four months ended April 30, 1998
                          -----------------------------------------------------------------------
                             Guarantor Entities
                          --------------------------
                                    Grupo             Nonguarantor
                            JCI     Jafra               Entities    Other                 Total
                          (U.S.)   (Mexico)   Total     (Europe)   Regions  Eliminations Combined
                          -------  --------  -------  ------------ -------  ------------ --------
Net cash provided by
 (used in)
 Operating activities...  $ 1,361  $(7,425)  $(6,064)   $(7,860)   $ 5,879      $ --     $(8,045)
 Investing activities...     (528)     546        18       (242)     2,814        --       2,590
 Financing activities...   (1,138)  (6,232)   (7,370)     7,276     (8,685)       --      (8,779)
Effect of exchange rate
 changes on cash........      --      (181)     (181)       364       (516)       --        (333)
Effect of Accounting
 Calendar change on cash
 (Note 1)...............             6,358     6,358        (82)       --         --       6,276
Cash at beginning of
 period.................      759    7,458     8,217      1,370        644        --      10,231
                          -------  -------   -------    -------    -------      ----     -------
Cash at end of period...  $   454  $   524   $   978    $   826    $   136      $ --     $ 1,940
                          =======  =======   =======    =======    =======      ====     =======

                                              Year ended December 31, 1997
                          -------------------------------------------------------------------------
                              Guarantor Entities
                          ----------------------------
                                     Grupo              Nonguarantor
                            JCI       Jafra               Entities    Other                 Total
                           (U.S.)   (Mexico)   Total      (Europe)   Regions  Eliminations Combined
                          --------  --------  --------  ------------ -------  ------------ --------
Net cash provided by
 (used in)
 Operating activities...  $ 13,467  $ 11,534  $ 25,001    $(4,031)   $ 5,747      $ --     $ 26,717
 Investing activities...    (2,130)    4,162     2,032       (437)    (7,395)       --       (5,800)
 Financing activities...   (11,228)  (13,220)  (24,448)     4,347      1,110        --      (18,991)
Effect of exchange rate
 changes on cash........       158      (200)      (42)      (587)       272        --         (357)
Cash at beginning of
 period.................       492     5,182     5,674      2,021        967        --        8,662
                          --------  --------  --------    -------    -------      ----     --------
Cash at end of period...  $    759  $  7,458  $  8,217    $ 1,313    $   701      $ --     $ 10,231
                          ========  ========  ========    =======    =======      ====     ========

                                              Year ended December 31, 1996
                          -------------------------------------------------------------------------
                             Guarantor Entities
                          ---------------------------
                                    Grupo              Nonguarantor
                            JCI     Jafra                Entities    Other                  Total
                          (U.S.)   (Mexico)   Total      (Europe)   Regions   Eliminations Combined
                          -------  --------  --------  ------------ --------  ------------ --------
Net cash provided by
 (used in)
 Operating activities...  $ 5,286  $  9,174  $ 14,460    $(4,107)   $ (7,591)     $ --     $ 2,762
 Investing activities...   (3,787)   24,133    20,346       (309)    (24,545)       --      (4,508)
 Financing activities...   (1,007)  (30,000)  (31,007)     2,246      33,802        --       5,041
Effect of exchange rate
 changes on cash........      --        (90)      (90)      (488)     (1,585)       --      (2,163)
Cash at beginning of
 period.................      --      1,965     1,965      4,679         886        --       7,530
                          -------  --------  --------    -------    --------      ----     -------
Cash at end of period...  $   492  $  5,182  $  5,674    $ 2,021    $    967      $ --     $ 8,662
                          =======  ========  ========    =======    ========      ====     =======

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

  Additional business segment information is as follows:

                           United                                     Total
                           States Mexico Europe Other Eliminations Consolidated
                           ------ ------ ------ ----- ------------ ------------
Eight months ended
 December 31, 1998:
  Depreciation and
   amortization........... $2,556 $1,810  $672  $ 51      $ --        $5,089
  Amortization of deferred
   financing fees.........    731    676   --    --         --         1,407
  Capital expenditures....    890  2,052   333   175        --         3,450
Four months ended April
 30, 1998:
  Depreciation and
   amortization...........    740    275   236   112        --         1,363
  Capital expenditures....    528  5,354   242   --         --         6,124
Year ended December 31,
 1997:
  Depreciation and
   amortization...........  2,030  1,719   612   --         --         4,361
  Capital expenditures....  2,718  5,019   788   407        --         8,932
Year ended December 31,
 1996:
  Depreciation and
   amortization...........  1,721  1,431    68    97        --         3,317
  Capital expenditures....  2,086  6,872   882   473        --        10,313

                                    1998                       1997                       1996
                         -------------------------- -------------------------- --------------------------
                            Sales by     Percentage    Sales by     Percentage    Sales by     Percentage
                          Product Line    of total   Product Line    of total   Product Line    of total
                         ($ in millions)   sales    ($ in millions)   sales    ($ in millions)   sales
                         --------------- ---------- --------------- ---------- --------------- ----------
Color Cosmetics.........     $ 70.9         28.6%       $ 66.9         29.1%       $ 63.3         28.2%
Skin Care...............       58.4         23.5          57.8         25.2          60.6         27.0
Body Care & Daily Use...       46.5         18.7          34.9         15.2          32.4         14.4
Fragrances..............       47.3         19.0          40.8         17.8          36.2         16.1
Other (1)...............       25.2         10.2          29.1         12.7          32.0         14.3
                             ------        -----        ------        -----        ------        -----
  Total.................     $248.3        100.0%       $229.5        100.0%       $224.5        100.0%
                             ======        =====        ======        =====        ======        =====

--------
(1) Includes sales aids (party hostess gifts, demonstration products, etc.) and promotional materials.

(12) Commitments and Contingencies

  The Company leases office and warehouse facilities as well as manufacturing, transportation and data processing equipment under operating leases which expire at various dates through March 2004. Future minimum lease payments under noncancelable operating leases as of December 31, 1998 are (in thousands):

       1999.............................................................. $1,815
       2000..............................................................  1,564
       2001..............................................................  1,437
       2002..............................................................    885
       2003..............................................................    863
       Thereafter........................................................    102
                                                                          ------
                                                                          $6,666
                                                                          ======

  Rental expense amounted to $1,973,000, $951,000, $1,500,000, and $1,800,000 for the eight months ended December 31, 1998, the four months ended April 30, 1998, and the years ended December 31, 1997 and 1996, respectively.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

  The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

(13) Management Incentive Arrangements

Company Plan

  Effective as of the closing of the Acquisition, the Company adopted a stock incentive plan (the "Stock Incentive Plan"), which provides for the sale to members of senior management of up to 52,141 shares of common stock of the Parent and the issuance of options to purchase up to 104,282 additional shares of common stock. The Company has reserved 156,423 shares for issuance under the Stock Incentive Plan. As of December 31, 1998, 39,340 shares have been sold subject to the Stock Incentive Plan. The purchase price of such shares was $100 per share, which represents the fair market value of each share based on the aggregate equity value of Parent upon consummation of the Acquisition. Under certain circumstances, the management stockholders can require the Company to repurchase their shares in amounts not to exceed fair value.

  In connection with the purchase of common stock of the Parent, on September 30, 1998, certain members of senior management were granted options to purchase two additional shares of common stock for each share purchased at an exercise price of $100, which represented the fair market value at the date of grant. A total of 78,680 options were granted during 1998. As of December 31, 1998, no options have vested, been exercised or canceled, and as such all options granted are currently outstanding and none are currently exercisable. As of December 31, 1998, there were 25,602 additional options available for grant.

  A total of 39,340 options granted are expected to vest in three equal installments on each of the first three anniversaries of the date of grant, subject to the continuous employment of the grantee ("Option Type 1"). An additional 39,340 options become vested as follows, subject to the continuous employment of the grantee: (a) up to one-third of the options become vested as of each of the first three anniversaries of the date of grant if the Company achieves at least 85% of its EBITDA target for the immediately preceding fiscal year, (b) if less than one-third of the total number of options shall have become vested as provided in clause (a) above, the portion that has not become so vested shall become vested as of the first day of the fiscal year following the fiscal year, if any, that the Company achieves its cumulative EBITDA target, and (c) any options that do not become vested as provided above will become vested on the ninth anniversary of the date of grant ("Option
Type 2"). The options have a life of ten years from the date of grant, and the remaining life as of December 31, 1998 is 9.75 years.

  The Company applies APB Opinion No. 25 and related Interpretations in accounting for these options. As the options were granted with exercise prices equal to the fair market value at the date of grant, no compensation cost was recognized by the Company. The fair value of each option granted by the Company was estimated using the Black Scholes option pricing model as follows, with the following assumptions used for grants in 1998:

                                                                   Option Option
                                                                   Type 1 Type 2
                                                                   ------ ------
   Risk-free interest rate .......................................  4.2%   4.2%
   Expected option life (in years)................................  5.0    9.0
   Expected volatility............................................  0.0%   0.0%
   Expected dividend yield........................................  0.0%   0.0%

  The weighted average fair value of options granted during 1998 was $18.88 and $31.39 for Option Type 1 and Option Type 2, respectively.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

Predecessor Plan

  In 1997 and 1996, certain key employees of the Predecessor were granted options to purchase stock of The Gillette Company. There were no options granted during the four months ended April 30, 1998. The Predecessor applied APB Opinion No. 25 and related Interpretations in accounting for these options. As the options were granted with exercise prices equal to or greater than the fair market value at the date of grant, no compensation cost was allocated to the Predecessor. The fair value of each option granted by Gillette was estimated using the Black Scholes option pricing model, with the following assumptions used for grants in 1997 and 1996:

                                                                     1997  1996
                                                                     ----  ----
   Risk-free interest rate..........................................  6.6%  6.5%
   Expected option life (in years)..................................  4.6   4.6
   Expected volatility.............................................. 19.2% 22.0%
   Expected dividend yield..........................................  0.9%  1.2%

  A summary of the activity of the Gillette Company options held by employees of the Predecessor is as follows (thousands of shares):

                                             1997                 1996
                                     -------------------- --------------------
                                            Weighted Ave.        Weighted Ave.
                                              Exercise             Exercise
                                     Shares     Price     Shares     Price
                                     ------ ------------- ------ -------------
   Outstanding at beginning of
    year............................   612     $37.00      586      $32.00
   Granted..........................    98      93.00      108       61.00
   Exercised........................  (128)     30.00      (76)      26.00
   Canceled.........................    (2)     66.00       (6)      38.00
                                      ----     ------      ---      ------
   Outstanding at year-end..........   580      54.00      612       37.00
   Options exerciseable at year-
    end.............................   464                 428
   Weighted average fair value of
    options granted during
    the year........................           $25.00               $17.00


Pro Forma Compensation Cost

   Had the Company and the Predecessor recorded compensation cost based on the fair value of options granted at the grant date, as prescribed by FASB Statement 123, pro forma net income would have been as follows (in thousands):

                                                              Predecessor
                                          Eight months -------------------------
                                             ended      Year Ended   Year Ended
                                          December 31, December 31, December 31,
                                              1998         1997         1996
                                          ------------ ------------ ------------
   Net income, as reported...............   $(8,041)     $15,449       $7,393
   Pro forma compensation cost...........       148        2,800        1,800
                                            -------      -------       ------
   Pro forma net income..................   $(8,189)     $12,649       $5,593
                                            =======      =======       ======

Employment Agreements

  Certain senior executive officers have employment agreements which provide for annual bonuses if the Company achieves the performance goals established under its annual incentive plan for executives.

                  JAFRA COSMETICS INTERNATIONAL (PREDECESSOR)

                 Schedule II--Valuation and Qualifying Accounts
                 For the Four Month period ended April 30, 1998
                 and the Years ended December 31, 1997 and 1996
                                 (in thousands)

                                        Additions
                                   -------------------
                        Balance    charged to charged               Balance
                      at beginning costs and  to other Deductions-  at end
Description            of period    expenses  accounts recoveries  of period
-----------           ------------ ---------- -------- ----------- ---------
Accounts Receivable:
  January 1-April 30,
   1998                  2,057       1,982                1,902      2,137
  1997                   1,919         158                   20      2,057
  1996                   1,749         260                   90      1,919
Inventories:
  January 1-April 30,
   1998                  1,628         733                  220      2,141
  1997                   2,314         240                  926      1,628
  1996                   2,280          34                  --       2,314

                          CDRJ INVESTMENTS (LUX) S.A.

                 Schedule II--Valuation and Qualifying Accounts
               For the Eight Month period ended December 31, 1998
                                 (in thousands)

                                            Additions
                                       -------------------
                            Balance    charged to charged               Balance
                          at beginning costs and  to other Deductions-  at end
Description                of period    expenses  accounts recoveries  of period
-----------               ------------ ---------- -------- ----------- ---------
Accounts Receivable:
  May 1-December 31, 1998    2,137       3,951                3,804      2,284
Inventories:
  May 1-December 31, 1998    7,089(1)      922                3,111      4,900

--------
(1) Increase in inventory reserves of $4,948 over Predecessor's balance at April 30, 1998 represents certain purchase accounting entries recorded in connection with the Acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  The names, ages and positions of the executive officers and directors of the Company as of March 15, 1999 are set forth below.

   Name                     Age                          Position
   ----                     ---                          --------
   Ronald B. Clark.........  63 Chairman and Chief Executive Officer; Director

   Gonzalo R. Rubio........  55 President and Chief Operating Officer; Director

   Ralph S. Mason, III.....  47 Vice Chairman, Executive Vice President and General Counsel

   James Brill.............  47 Chief Financial Officer

   Michael DiGregorio......  44 President of United States Operations

   Eugenio Lopez Barrios...  57 President of Mexican Operations

   Jose Luis Peco..........  53 President of Europe Operations

   Jaime Lopez Guirao......  51 President of Global Operations

   Alan Fearnley...........  48 Senior Vice President of Global Marketing

   Donald J. Gogel.........  49 Director

   Steven D. Goldstein.....  47 Director

   Thomas E. Ireland.......  49 Director

   David A. Novak..........  30 Director

   Paul Orfalea............  51 Director

   Ann Reese...............  45 Director

   Edward H. Rensi.........  54 Director

   Kenneth D. Taylor.......  64 Director

  Ronald B. Clark currently serves as a director and the Chairman and Chief Executive Officer of the Company. Mr. Clark served from 1996 to 1997 as President, Richmont Europe (Mary Kay Holding Company). From 1992 to 1995, he was President of Mary Kay Europe. Prior to that, he served as Executive Vice President of Primerica Corp., President of Jafra Cosmetics International, Inc., and Vice President of Avon Products, Inc. Mr. Clark's employment agreement provides that he shall be a director of Parent during the term of his employment.

  Gonzalo R. Rubio currently serves as a director and the President and Chief Operating Officer of the Company. Mr. Rubio served from 1992 to 1997 as Area Vice President and later President of the European operations of Mary Kay Inc. and was employed by Avon Products Inc. from 1970 to 1992, serving alternately as Area Director for Europe, International Operations Director and Area Director for Latin America. Mr. Rubio's employment agreement provides that he shall be a director of Parent during the term of his employment.

  Ralph S. Mason, III currently serves as the Vice Chairman, Executive Vice President and General Counsel of the Company. For more than the prior five years, Mr. Mason was the senior and founding partner at Mason, Taylor & Colicchio, a law firm in Princeton, New Jersey.

  James Brill serves as Chief Financial Officer of the Company. From 1996 to 1998, Mr. Brill served as Vice President, Finance and Administration and Chief Financial Officer of Vertel Corporation. From 1988 to 1996, Mr. Brill was employed by Merisel, Inc., serving as Senior Vice President, Finance, Chief Financial Officer, and a Director.

  Michael DiGregorio currently serves as President of United States Operations of the Company. From 1995 to 1998, Mr. DiGregorio served as Financial Director and General Manager of Jafra Mexico. From 1993 to 1995, Mr. DiGregorio served as Vice President, Treasurer and Chief Financial Officer of Atlantis Plastics, Inc.

  Eugenio Lopez Barrios currently serves as President of Mexican Operations of the Company. From 1993 to 1998, Mr. Barrios was President of Mary Kay Mexico. Prior to that, Mr. Barrios was employed by Avon Products, Inc. for over 30 years, where he oversaw Operations in Mexico, South America and Central America.

  Jose Luis Peco currently serves as President of European Operations of the Company. From 1994 to 1998, Mr. Peco served as Vice President of Europe Operations for Mary Kay Cosmetics and President of Mary Kay Cosmetics--Iberia. Prior to that, Mr. Peco served as Controller and Financial Director for various European Operations for Avon Products, Inc. for over 20 years.

  Jaime Lopez Guirao serves as President, Global Operations. For more than the prior five years, Mr. Guirao was employed by Avon Products, Inc., holding several operational, management and Country President positions in Europe and the Americas.

  Alan Fearnley currently serves as Senior Vice President of Global Marketing of the Company. From 1997 to 1998, Mr. Fearnley served as Vice President of Marketing for Dermatologica. Prior to that, Mr. Fearnley took a year's sabbatical to attend the Sloan Fellowship Masters Program at the London Business School. During this sabbatical, Mr. Fearnley also served as consultant to various companies. From 1987 to 1995, Mr. Fearnley served as Senior Vice President of Global Marketing of Jafra.

  Donald J. Gogel has been a director of the Company since January 1998. Mr. Gogel has served as President and a director of CD&R since 1995 and, since 1989, has been a principal of CD&R. Mr. Gogel is also a limited partner of CD&R Associates V Limited Partnership ("Associates V"), the general partner of CD&R Fund V, and President and a director of CD&R Investment Associates II, Inc. ("Investment Associates II"), a Cayman Islands exempted company that is the managing general partner of Associates V. Mr. Gogel is a director of Kinko's, Inc., a corporation in which Fund V has an investment, Alliant Foodservice, Inc., and its parent, CDRF Holding, Inc., and APS Holding Corporation, corporations in which an investment fund managed by CD&R has an investment, Global Decisions Group, LLC, a limited liability company in which an investment fund managed by CD&R has an investment, and Turbochef, Inc.

  Steven D. Goldstein has been a director of the Company since July 1998 and is the Chairman and Chief Executive Officer of Invenet, LLC. Prior to joining Invenet, LLC, Mr. Goldstein was employed as President, Credit of Sears, Roebuck & Co. From 1982 to 1996, Mr. Goldstein was employed by American Express Co., serving as the Chairman and Chief Executive Officer of American Express Bank.

  Thomas E. Ireland has been a director of the Company since March 1998 and is a principal of CD&R, a limited partner of Associates V and a shareholder of Investment Associates II. From 1993 until joining CD&R in 1997, Mr. Ireland served as a senior managing director of Alvarez & Marsal, Inc. Mr. Ireland also serves on the board of directors of the Maine Coast Heritage Trust.

  David A. Novak has been a director of the Company since January 1998, and is a professional employee of CD&R and a limited partner of Associates V. Prior to joining CD&R in 1997, Mr. Novak worked in the Merchant Banking and Investment Banking Divisions of Morgan Stanley & Co. Incorporated and for the Central European Development Corporation.

  Paul Orfalea has been a director of the Company since July 1998 and is the founder of Kinko's, Inc. For more than the prior five years, Mr. Orfalea has been employed by Kinko's, Inc., serving as its Chairperson. Mr. Orfalea is also a director of DataProse, Inc., Espresso Caffe Corp., Glendale Federal Bank and Kinko's, Inc.

  Ann Reese has been a director of the Company since July 1998. From 1992 until March 1998, Ms. Reese was employed by ITT Corporation, serving most recently as Chief Financial Officer.

  Edward H. Rensi has been a director of the Company since July 1998. For more than the prior five years, Mr. Rensi has been employed by McDonalds USA, serving most recently as President and Chief Executive Officer. Mr. Rensi also serves as a director of Snap-On Inc. and I.S.C. Corporation, and serves as a member of the compensation committee of the board of directors of Snap-On Inc.

  Kenneth D. Taylor has been a director of the Company since July 1998 and has been the Chairman of Global Public Affairs, Inc. since October 1994. From 1991 to 1994, Mr. Taylor served as the Chairman of Taylor & Ryan, Inc.

  At present, all directors will hold office until their successors are elected and qualified, or until their earlier removal or resignation.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Of Executive Officers

  The following table summarizes the annual and long-term compensation of the Company's Chief Executive Officer and the four additional most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") for the year ended December 31, 1998.

                          Summary Compensation Table

                                                                          Long-Term
                                       Annual Compensation             Compensation(3)
                              ---------------------------------------  ---------------
                                                         Other Annual    Securities     All Other
  Name and Principal                                     Compensation    Underlying    Compensation
       Position          Year Salary($)(1)  Bonus($)(2)      ($)         Options (#)      ($)(4)
  ------------------     ---- ------------  -----------  ------------  --------------- ------------
Ronald B. Clark........  1998   406,154(5)    360,000          --          18,328         15,692
 Chairman and Chief
 Executive Officer

Gonzalo R. Rubio.......  1998   326,923(5)    300,000          --          18,328          1,344
 President and Chief
 Operating Officer

Ralph S. Mason, III....  1998   304,616(5)    270,000      263,082(6)      14,536            --
 Vice Chairman,
  Executive
 Vice President and
  General
 Counsel

Jaime Lopez Guirao.....  1998   253,846(7)    870,000(8)       --           6,000          2,269
 President of Global
 Operations

Eugenio Lopez Barrios..  1998   212,413(7)    240,000          --           6,952            --
 President of Mexican
 Operations

--------
(1) Amounts represent cash compensation earned and received by executive officers.

(2) Amounts represent cash bonuses which were accrued during the year shown. With the exception of (8) described below, all bonuses were paid subsequent to the end of such year.

(3) The Company has not granted any stock appreciation rights or restricted stock awards and does not have any Long-Term Incentive Plans as that term is defined in regulations promulgated by the SEC.

(4) Amounts shown in this column constitute contributions by the Company under the Company's 401(k) and Supplemental Savings Plans.

(5) Messrs. Clark, Rubio, and Mason joined the Company on May 1, 1998.

(6) Amount includes reimbursement for expenses of $258,347 incurred by Mr. Mason in order to relocate to Company headquarters.

(7) Messrs. Guirao and Barrios joined the Company on June 1, 1998.

(8) Amount includes a $600,000 incentive bonus accrued in connection with the hiring of Mr. Guirao, $300,000 of which was received during the year shown. The remaining amount of Mr. Guirao's bonus was paid subsequent to the end of such year.

Option Grants in 1998

  The following table sets forth, for the Named Executive Officers, information concerning stock options granted during the year ended December 31, 1998.

                       Option Grants in Last Fiscal Year

                                        Individual Grants
                         -------------------------------------------------
                                                                                Potential
                                                                               Realizable
                                                                            Value at Assumed
                                                                             Annual Rates of
                         Number of   Percentage of                             Stock Price
                         Securities  Total Options Exercise                 Appreciation for
                         Underlying   Granted to   or Base                   Option Term(1)
                          Options    Employees in   Price     Expiration   -------------------
Name                      Granted     Fiscal Year   ($/Sh)       Date         5%       10%
----                     ----------  ------------- -------- -------------- -------- ----------
Ronald B. Clark.........   9,164(2)      11.5%       $100   April 30, 2008 $576,319 $1,460,506
                           9,164(3)      11.5%        100   April 30, 2008  576,319  1,460,506

Gonzalo R. Rubio........   9,164(2)      11.5%        100   April 30, 2008  576,319  1,460,506
                           9,164(3)      11.5%        100   April 30, 2008  576,319  1,460,506

Ralph S. Mason, III.....   7,268(2)       9.0%        100   April 30, 2008  457,081  1,158,332
                           7,268(3)       9.0%        100   April 30, 2008  457,081  1,158,332

Jaime Lopez Guirao......   3,000(2)       4.0%        100   April 30, 2008  188,668    478,123
                           3,000(3)       4.0%        100   April 30, 2008  188,668    478,123

Eugenio Lopez Barrios...   3,476(2)       4.5%        100   April 30, 2008  218,604    553,985
                           3,476(3)       4.5%        100   April 30, 2008  218,604    553,985

--------
(1) Potential realizable value is based on an assumption that the price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of the grant until the end of the ten (10) year option term. Potential realizable value is shown net of exercise price. These amounts are calculated based on the regulations promulgated by the SEC and do not reflect the Company's estimate of future stock price growth. The actual future gains, if any, of the stock options will depend upon the future appreciation of the market price of the Common Stock. This table should not be viewed in any way as a forecast of the future performance of Parent's stock, which will be determined by future events and unknown factors.

(2) Subject to the continuous employment of the Named Executive Officer, the options become vested in three equal annual installments on each of the first three anniversaries of the date of grant, September 30, 1998.

(3) Subject to the continuous employment of the Named Executive Officer, the options become vested as follows: (a) up to one-third of the options become vested as of each of the first three anniversaries of the date of grant, September 30, 1998, if the Company achieves at least 85% of its EBITDA target for the immediately preceding fiscal year, (b) if less than one-third of the total number of options shall have become vested as provided in clause (a) above, the portion that has not become so vested shall become vested as of the first day of the fiscal year following the fiscal year, if any, that the Company achieves its cumulative EBITDA target, and (c) any options that do not become vested as provided above will become vested on September 30, 2007.

                      Fiscal Year-End Option Value Table

  The following table sets forth information for each Named Executive Officer with regard to the aggregate value of options held at December 31, 1998. No options were exercised by such executive officers during the year ended December 31, 1998.

                              Number of Securities
                             Underlying Unexercised     Value of Unexercised
                                 Options/SARs at       In-the-Money Options at
                            December 31, 1998 (#)(1)  December 31, 1998 ($)(2)
                            ------------------------- -------------------------
        Name                Exercisable Unexercisable Exercisable Unexercisable
        ----                ----------- ------------- ----------- -------------
     Ronald B. Clark.......      --        18,328        $ --         $ --
     Gonzalo R. Rubio......      --        18,328          --           --
     Ralph S. Mason, III...      --        14,536          --           --
     Jaime Lopez Guirao....      --         6,000          --           --
     Eugenio Lopez
      Barrios..............      --         6,952          --           --

--------
(1) The Company has not granted any stock appreciation rights and its stock plan does not provide for the granting of such rights.

(2) Calculated based on a per share price of Parent Common Stock of $100, the estimated fair market value as of December 31, 1998, less the per share exercise price of $100.

Compensation Of Directors

  During 1998, each outside director of the Company received $20,000 for serving on the Board of Directors of the Company and was reimbursed for his or her out-of-pocket expenses incurred in connection with attending board meetings. The Company pays no additional remuneration to officers of the Company or the principals or employees of CD&R for serving as directors.

Employment Agreements

  The Company has employment agreements with each of the Named Executive Officers. The employment agreements of Messrs. Clark, Rubio and Mason have an initial term of three years that becomes a continuous "rolling" two year term as of the first anniversary of the closing of the Acquisition (the "Closing"). The employment agreements of Messrs. Guirao and Barrios have a continuous "rolling" term of two years, commencing as of the Closing. Pursuant to their respective agreements, Messrs. Clark, Rubio, Mason, Guirao and Barrios receive annual base salaries of $600,000, $500,000, $450,000, $450,000 and $400,000,
respectively. In addition, each of Messrs. Clark, Rubio, Mason, Guirao and Barrios is eligible for a target annual bonus equal to 60% of such Named Executive Officer's annual base salary if the Company achieves the performance goals established under its annual incentive plan for executives and may receive a larger bonus if such goals are exceeded. The employment agreements further provide that, in the event of a termination of any such Named Executive Officer's employment by the Company without "cause" (as defined in the employment agreement) or by such executive for "good reason" (as so defined), such Named Executive Officer will be entitled to continued payments of his base salary for the remaining term of his employment agreement and to payment of a pro rata annual bonus for the year of termination provided that the Company achieves the performance objectives applicable for such year and each year thereafter. Each of the employment agreements also contains covenants regarding nondisclosure of confidential information, noncompetition and nonsolicitation.

Compensation Committee Interlocks And Insider Participation

  The Board of Directors of the Company established a Compensation Committee to review all compensation arrangements for executive officers of the Company. The individuals serving on the Compensation Committee during 1998 were Mr. Taylor, Chairperson, Christopher Sinclair, who resigned as a director in January 1999,

Mr. Orfalea and Mr. Gogel. Mr. Gogel is President and a director of CD&R and a limited partner of CD&R Associates V Limited Partnership ("Associates V"), the general partner of CD&R Fund V. CD&R received a fee of $2.7 million for providing services related to the structuring, implementation and consummation of the Acquisition. CD&R receives an annual fee of $500,000 (plus reimbursement of out-of-pocket expenses) for advisory, management consulting and monitoring services to the Company. Parent has also agreed to indemnify the members of the Board employed by CD&R and CD&R against liabilities incurred under securities laws with respect to their services to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Parent owns, indirectly, all of the outstanding capital stock of JCI and Jafra S.A. The table below sets forth the owners of 5% or more of the Parent Common Stock and the ownership of Parent Common Stock by the directors and executive officers of the Company as a group.

                                                              Number
                                                                of    Percent
                              Name                            Shares  of Class
                              ----                            ------- --------
   Clayton, Dubilier & Rice Fund V Limited Partnership(1).... 769,600  92.73
   Donald J. Gogel(2)........................................   --       --
   Steven D. Goldstein.......................................   2,000    *
   Thomas E. Ireland(2)......................................   --       --
   David A. Novak(2).........................................   --       --
   Paul Orfalea..............................................   2,500    *
   Ann Reese.................................................   2,500    *
   Edward H. Rensi...........................................   2,500    *
   Kenneth D. Taylor.........................................     500    *
   Ronald B. Clark...........................................   9,164   1.10
   Gonzalo R. Rubio..........................................   9,164   1.10
   Ralph S. Mason, III.......................................   7,268    *
   Jaime Lopez Guirao........................................   3,000    *
   Eugenio Lopez Barrios.....................................   3,476    *
   All directors and executive officers as a group (14
    persons)(3)..............................................  50,550   5.85

--------
  The symbol "*" denotes less than 1 percent.

(1) Associates V is the general partner of CD&R Fund V and has the power to direct CD&R Fund V as to the voting and disposition of shares held by CD&R Fund V. CD&R Investment Associates II, Inc. ("Investment Associates II") is the managing general partner of Associates V and has the power to direct Associates V as to its direction of CD&R Fund V's voting and disposition of the shares held by CD&R Fund V. No person controls the voting and dispositive power of Investment Associates II with respect to the shares owned by CD&R Fund V. Each of Associates V and Investment Associates II expressly disclaims beneficial ownership of the shares owned by CD&R Fund V. The business address for each of CD&R Fund V, Associates V and Investment Associates II is c/o Investment Associates II, 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803.

(2) Does not include shares owned by CD&R Fund V.

(3) Messrs. Clark, Rubio and Mason purchased shares of Parent Common Stock at the Closing. On September 30, 1998, certain members of management, certain directors and other persons purchased an aggregate of 40,437 shares of Parent Common Stock in a transaction exempt from the registration requirements of the Securities Act. Shares owned by CD&R Fund V are not included herein. Mr. Gogel is an officer, director and shareholder of Investment Associates II and Mr. Ireland is a shareholder of Investment Associates II.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  CD&R Fund V, which is Parent's largest stockholder, is a private investment fund managed by CD&R. Amounts contributed to CD&R Fund V by its limited partners are invested at the discretion of the general partner in equity or equity-related securities of entities formed to effect leveraged buy-out transactions and in the equity of corporations where the infusion of capital, coupled with the provision of managerial assistance by CD&R, can be expected to generate returns on investments comparable to returns historically achieved in leveraged buyout transactions. The general partner of CD&R Fund V is Associates V, and the general partners of Associates V are Investment Associates II, CD&R Investment Associates, Inc. and CD&R Cayman Investment Associates, Inc., a Cayman Islands exempted company. Each of Mr. Gogel, who is President and a director of CD&R, President and a director of Investment Associates II and a limited partner of Associates V, Mr. Ireland, who is a principal of CD&R, a limited partner of Associates V and a shareholder of Investment Associates II, and Mr. Novak, who is a professional employee of CD&R and a limited partner of Associates V, are directors of Parent. See "Directors and Executive Officers of the Company."

  CD&R is a private investment firm that is organized as a Delaware corporation. CD&R is the manager of a series of investment funds, including CD&R Fund V. CD&R generally assists in structuring, arranging financing for and negotiating the transactions in which the funds it manages invest. After the consummation of such transactions, CD&R generally provides advisory, management consulting and monitoring services to the companies in which its investment funds have invested during the period of such fund's investment.

  CD&R received at Closing an initial transaction fee of $2.7 million for providing services related to the structuring, implementation and consummation of the Acquisition, in addition to the reimbursement of out-of-pocket expenses. Pursuant to a consulting agreement entered into at the Closing, until the tenth anniversary of the Acquisition or the date on which CD&R Fund V no longer has an investment in the Company, CD&R will receive an annual fee of $500,000 (and reimbursement of out-of-pocket expenses) for providing advisory, management consulting and monitoring services to the Company. Such services include, among others, helping the Company to establish effective banking, legal and other business relationships and assisting management in developing and implementing strategies for improving the operational, marketing and financial performance of the Company. As required by the terms of the Company's lending arrangements, such fees were determined by arm's-length negotiation and are believed by the Company to be reasonable.

  CD&R, CD&R Fund V and Parent entered into an indemnification agreement, pursuant to which Parent has agreed to indemnify the members of its board of directors, as well as CD&R, CD&R Fund V, Associates V, Investment Associates II and certain of their members, partners, associates and affiliates (the "Indemnitees") to the fullest extent allowable under applicable law and to indemnify the Indemnitees against any suits, claims, damages or expenses which may be made against or incurred by them under applicable securities laws in connection with offerings of securities of the Company, liabilities to third parties arising out of any action or failure to act by the Company, and, except in cases of gross negligence or intentional misconduct, the provision by CD&R of advisory, management consulting and monitoring services.

  Ralph S. Mason, III, who became Vice Chairman, Executive Vice President and General Counsel of Parent as of the Closing, was a partner in the law firm of Mason, Taylor & Colicchio. Prior to Closing, Mr. Mason and the law firm of Mason, Taylor & Colicchio acted as legal counsel for the new management team, including Messrs. Clark, Rubio and Mason, in connection with the Acquisition.

  The Company has entered into employment agreements with 11 members of management, including the Named Executive Officers. See "Executive Compensation--Employment Agreements." The employment agreements of Messrs. Clark and Rubio provide that each will be a director of Parent during the term of his employment.

  In September 1998, certain directors, members of management (including the Named Executive Officers) and other persons purchased 40,437 shares of Parent Common Stock at a purchase price of $100.00 per share.

Under certain circumstances, such stockholders can require the Company to purchase their shares of Parent Common Stock. Such management stock purchases included purchases of 9,164, 9,164, 7,268, 3,000 and 3,476 shares by Messrs. Clark, Rubio, Mason, Guirao, and Barrios, respectively. Members of management were also granted options to purchase an aggregate of 78,680 shares of Parent Common Stock. See "Executive Compensation Option Grants in 1998." Members of management financed a portion of the cash purchase price of the shares of Parent Common Stock they acquired through loans from the Chase Manhattan Bank on market terms. To help members of management obtain such terms for such financing, the Company fully and unconditionally guaranteed up to 75% of the purchase price for the shares of Parent Common Stock purchased by each such member of management. The Company guaranteed loans for $687,300, $687,300, $545,100, $225,000 and $260,700 extended to Messrs. Clark, Rubio, Mason, Guirao and Barrios, respectively.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements. Reference is made to the Index to Financial Statements and Schedules of the Company on page 23 of this Annual Report on Form 10-K.

  (a)(2) Financial Statement Schedules. Reference is made to the Index to Financial Statements and Schedules of the Company on page 23 of this Annual Report on Form 10-K.

  (a)(3) Exhibits. The following documents are exhibits to this Annual Report on Form 10-K.

      Exhibit
      Number                       Description of Document
      -------                      -----------------------
       3.1    Articles of Association (Statuts Coordonnes) of CDRJ Investments
               (Lux) S.A., as restated on September 30, 1998; previously filed as Exhibit 3.1 to Amendment 2 to Registration Statement No. 333-
               62989 under the Securities Act of 1933, as amended, filed
               December 23, 1998, and incorporated herein by reference.

       3.2 Certificate of Incorporation of CDRJ Acquisition Corporation, dated March 31, 1998; previously filed as Exhibit 3.2 to Registration Statement No. 333-62989 under the Securities Act of
               1933, as amended, filed September 4, 1998, and incorporated herein by reference.

       3.3    Certificate of Merger of Jafra Cosmetics International, Inc. into
               CDRJ Acquisition Corporation, dated April 30, 1998; previously filed as Exhibit 3.3 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

       3.4    Amended and Restated By-laws of Jafra Cosmetics International,
               Inc. (formerly CDRJ Acquisition Corporation), as adopted on July
               21, 1998; previously filed as Exhibit 3.4 to Registration
               Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

       3.5 Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Jafra Cosmetics International, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as
               Exhibit 3.5 to Registration Statement No. 333-62989 under the
               Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

       3.6 Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Consultoria Jafra, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.6 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.

       3.7 Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Dirsamex, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.7 to Amendment
               No. 1 to Registration Statement No. 333-62989 under the
               Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.

       3.8 Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Distribuidora Venus, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.8 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.

      Exhibit
      Number                       Description of Document
      -------                      -----------------------
       3.9    Deed of Incorporation (acta constitutiva), including all
               amendments thereto, and current by-laws (estatutos sociales) of
               Jafra Cosmetics S. de R.L. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.9 to
               Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.

       3.10 Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Qualifax, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.

       3.11 Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Reday, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.11 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.

       4.1    Indenture, dated April 30, 1998, among CDRJ Acquisition
               Corporation, Jafra Cosmetics International, S.A. de C.V., CDRJ
               Investments (Lux) S.A., and State Street Bank and Trust Company;
               previously filed as Exhibit 4.1 to Registration Statement No.
               33-62989 under the Securities Act of 1933, as amended, filed
               September 4, 1998, and incorporated herein by reference.

       4.2    First Supplemental Indenture, dated April 30, 1998, among
               Consultoria Jafra, S.A. de C.V., Distribuidora Venus, S.A. de
               C.V., Dirsamex, S.A. de C.V., Reday, S.A. de C.V., Qualifax S.A.
               de C.V., and Jafra Cosmetics S.R.L., CDRJ Acquisition
               Corporation and Jafra Cosmetics International, S.A. de C.V. and
               State Street Bank and Trust Company; previously filed as Exhibit
               4.2 to Registration Statement No. 333-62989 under the Securities
               Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

       4.3    Purchase Agreement, dated April 28, 1998, between Credit Suisse
               First Boston Corporation, Chase Securities Inc., CDRJ
               Acquisition Corporation, Jafra Cosmetics International, S.A. de
               C.V., and CDRJ Investments (Lux) S.A; previously filed as
               Exhibit 4.3 to Registration Statement No. 333-62989 under the
               Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

       4.4 Purchase Agreement Amendment, dated April 30, 1998, executed on behalf of each of Reday, S.A. de C.V., Distribuidora Venus, S.A.
               de C.V., Dirsamex, S.A. de C.V., Qualifax, S.A. de C.V., Jafra
               Cosmetics, S.R.L., Consultoria Jafra, S.A. de C.V., Credit
               Suisse First Boston Corporation, and Chase Securities Inc.;
               previously filed as Exhibit 4.4 to Registration Statement No.
               333-62989 under the Securities Act of 1933, as amended, filed
               September 4, 1998, and incorporated herein by reference.

       4.5    Registration Rights Agreement, dated April 30, 1998, among CDRJ
               Acquisition Corporation, Jafra Cosmetics International, Inc.,
               Jafra Cosmetics International, S.A. de C.V., CDRJ Investments
               (Lux) S.A., Reday, S.A. de C.V., Distribuidora, S.A. de C.V.,
               Dirsamex, S.A. de C.V., Qualifax, S.A. de C.V., Jafra Cosmetics,
               S.A. de C.V., Consultoria Jafra, S.A. de C.V., and Credit Suisse
               First Boston Corporation; previously filed as Exhibit 4.5 to
               Registration Statement No. 333-62989 under the Securities Act of
               1933, as amended, filed September 4, 1998, and incorporated herein by reference.

      Exhibit
      Number                       Description of Document
      -------                      -----------------------
       4.6    Credit Agreement, dated April 30, 1998, among CDRJ Acquisition
               Corporation, Jafra Cosmetics International, S.A. de C.V., CDRJ
               Investments (Lux) S.A., as Guarantor and Parent of the
               Borrowers, the Lenders named therein and Credit Suisse First
               Boston, as Administrative Agent; previously filed as Exhibit 4.6 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

       4.7    Amendment No. 1 to the Credit Agreement, dated August 26, 1998;
               previously filed as Exhibit 4.7 to Registration Statement No.
               333-62989 under the Securities Act of 1933, as amended, filed
               September 4, 1998, and incorporated herein by reference.

       4.8    Indemnity, Subrogation and Contribution Agreement, dated April
               30, 1998, among Jafra Cosmetics International, S.A. de C.V.
               ("JCISA"), each Subsidiary of JCSI listed on Schedule I thereto and Credit Suisse First Boston; previously filed as Exhibit 4.8 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
       4.9    JCI Guarantee Agreement, dated April 30, 1998, between CDRJ
               Acquisition Corporation and Credit Suisse First Boston;
               previously filed as Exhibit 4.9 to Registration Statement No.
               333-62989 under the Securities Act of 1933, as amended, filed
               September 4, 1998, and incorporated herein by reference.

      4.10    JCISA Guarantee Agreement, dated April 30, 1998, between Jafra
               Cosmetics International, S.A. de C.V. and Credit Suisse First
               Boston; previously filed as Exhibit 4.10 to Registration
               Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

      4.11 JCISA Subsidiary Guarantee Agreement, dated April 30, 1998, among each of the subsidiaries of Jafra Cosmetics International, S.A de C.V. listed on Schedule I thereto, and Credit Suisse First
               Boston; previously filed as Exhibit 4.11 to Registration
               Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

      4.12    Parent Guarantee Agreement, dated April 30, 1998, between CDRJ
               Investments (Lux) S.A. and Credit Suisse First Boston;
               previously filed as Exhibit 4.12 to Registration Statement No.
               333-62989 under the Securities Act of 1933, as amended, filed
               September 4, 1998, and incorporated herein by reference.

      4.13    Pledge Agreement, dated April 30, 1998 among CDRJ Investments
               (Lux) S.A., CDRJ North Atlantic Sarl, CDRJ Latin America Holding
               Company B.V., Latin Cosmetics Holdings B.V., Regional Cosmetics
               Holding B.V., Southern Cosmetics Holdings B.V., and CDRJ Mexico
               Holding Company B.V., CDRJ Acquisition Corporation, Jafra
               Cosmetics International, S.A. de C.V. and Credit Suisse First
               Boston; previously filed as Exhibit 4.13 to Registration
               Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

      4.14    Security Agreement, dated April 30, 1998, among CDRJ Acquisition
               Corporation ("JCI"), each subsidiary of JCI listed on Schedule I thereto and Credit Suisse First Boston; previously filed as
               Exhibit 4.14 to Registration Statement No. 333-62989 under the
               Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

      4.15    Deed of Trust, with Assignment of Leases and Rents, Fixture
               Filing and Security Agreement, dated April 30, 1998, by Jafra
               Cosmetics International, Inc. to TitleServ Agency of New York
               City, Inc., as trustee for the Benefit of Credit Suisse First
               Boston; previously filed as Exhibit 4.15 to Registration
               Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

      Exhibit
      Number                       Description of Document
      -------                      -----------------------
       4.16   Acknowledgment of Obligations and Mortgage, dated April 30, 1998, granted by Reday, S.A. de C.V. in favor of Credit Suisse First
               Boston, together with an unofficial English translation thereof;
               previously filed as Exhibit 4.16 to Registration Statement
               No. 33-62989 under the Securities Act of 1933, as amended, filed
               September 4, 1998, and incorporated herein by reference.

       4.17 Notarial Deed of Pledge, dated April 30, 1998, with respect to the pledge to Credit Suisse First Boston of (i) 24 ordinary shares of the capital stock of CDRJ Europe Holding Company B.V.
               by Jafra Cosmetics International, Inc., and (ii) 40 ordinary shares of the capital stock of CDRJ Latin America Holding B.V.
               by CDRJ North Atlantic (Lux) Sarl; previously filed as Exhibit
               4.17 to Registration Statement No. 333-62989 under the
               Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

      10.1    Indemnification Agreement, dated April 30, 1998, among CDRJ
               Investments (Lux) S.A., CDRJ Acquisition Corporation, Jafra
               Cosmetics International, S.A. de C.V., Clayton, Dubilier & Rice,
               Inc., Clayton, Dubilier & Rice Fund V Limited Partnership;
               previously filed as Exhibit 10.1 to Registration Statement No.
               333-62989 under the Securities Act of 1933, as amended, filed
               September 4, 1998, and incorporated herein by reference.

      10.2    Consulting Agreement, dated April 30, 1998, by and among CDRJ
               Investments (Lux) S.A., Jafra Cosmetics International, Inc. and
               Jafra Cosmetics, S.A. de C.V., and Clayton, Dubilier & Rice,
               Inc.; previously filed as Exhibit 10.2 to Registration Statement
               No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

      10.3    Form of Employment Agreement for Messrs. Clark, Rubio, Mason,
               Guirao and Barrios; previously filed as Exhibit 10.3 to Registration Statement No. 333-62989 under the Securities Act of
               1933, as amended, filed September 4, 1998, and incorporated herein by reference.

      10.4    Amended and Restated Jafra Cosmetics International, Inc. Stock
               Incentive Plan, as adopted September 3, 1998; previously filed as Exhibit 10.4 to Amendment No. 1 to Registration Statement No.
               333-62989 under the Securities Act of 1933, as amended, filed
               October 27, 1998, and incorporated herein by reference.

      10.5    CDRJ Investments (Lux) S.A. Form of Management Stock Option
               Agreement; previously filed as Exhibit 10.5 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.

      10.6    Amended and Restated Stock Purchase Warrant, dated September 30,
               1998, by and between CDRJ Investments (Lux) S.A. and Jafra
               Cosmetics International, Inc.; previously filed as Exhibit 10.6 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.

      10.7 Registration and Participation Agreement, dated April 30, 1998, among CDRJ Investments (Lux) S.A. and Clayton, Dubilier & Rice
               Fund V Limited Partnership and the other parties thereto;
               previously filed as Exhibit 10.7 to Registration Statement
               No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

      10.8    CDRJ Investments (Lux) S.A. Form of Management Stock Subscription
               Agreement; previously filed as Exhibit 10.8 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.

      Exhibit
      Number                      Description of Document
      -------                     -----------------------
      10.9    CDRJ Investments (Lux) S.A. Form of Individual Investor Stock
               Subscription Agreement; previously filed as Exhibit 10.9 to
               Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27,
               1998, and incorporated herein by reference.

      21.1    Subsidiaries of the registrant.

      27.1    Financial Data Schedule.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CDRJ Investments (Lux) S.A.

                                                  /s/ Ronald B. Clark
                                          By: _________________________________

                                             Name: Ronald B. Clark
                                             Title: Chief Executive Officer of
                                                 the Advisory Committee and
                                                 Director

Date: March 30, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ Ronald B. Clark            Chief Executive Officer of    March 30, 1999
____________________________________  the Advisory Committee and
          Ronald B. Clark             Director (Principal
                                      executive officer)

        /s/ James Brill              Chief Financial Officer of    March 30, 1999
____________________________________  the Advisory Committee
            James Brill               (Principal financial
                                      officer, Principal
                                      accounting officer)

    /s/ Ralph S. Mason, III          Secretary and Executive Vice  March 30, 1999
____________________________________  President of the Advisory
        Ralph S. Mason, III           Committee (Representative
                                      in the U.S.)

      /s/ Donald J. Gogel            Director                      March 30, 1999
____________________________________
          Donald J. Gogel

    /s/ Steven D. Goldstein          Director                      March 30, 1999
____________________________________
        Steven D. Goldstein

     /s/ Thomas E. Ireland           Director                      March 30, 1999
____________________________________
         Thomas E. Ireland

       /s/ David A. Novak            Director                      March 30, 1999
____________________________________
           David A. Novak

        /s/ Paul Orfalea             Director                      March 30, 1999
____________________________________
            Paul Orfalea


             Signature                           Title                  Date
             ---------                           -----                  ----

         /s/ Ann Reese               Director                      March 30, 1999
____________________________________
             Ann Reese

      /s/ Edward H. Rensi            Director                      March 30, 1999
____________________________________
          Edward H. Rensi

       /s/ Gonzalo Rubio             Director                      March 30, 1999
____________________________________
           Gonzalo Rubio

     /s/ Kenneth D. Taylor           Director                      March 30, 1999
____________________________________
         Kenneth D. Taylor

  Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

  No annual report or proxy material has been sent to security holders.

                                    EXHIBITS

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  3.1    Articles of Association (Statuts Coordonnes) of CDRJ Investments (Lux)
          S.A., as restated on September 30, 1998; previously filed as Exhibit
          3.1 to Amendment 2 to Registration Statement No. 333-62989 under the
          Securities Act of 1933, as amended, filed December 23, 1998, and incorporated herein by reference.

  3.2    Certificate of Incorporation of CDRJ Acquisition Corporation, dated
          March 31, 1998; previously filed as Exhibit 3.2 to Registration
          Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

  3.3    Certificate of Merger of Jafra Cosmetics International, Inc. into CDRJ
          Acquisition Corporation, dated April 30, 1998; previously filed as
          Exhibit 3.3 to Registration Statement No. 333-62989 under the
          Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

  3.4    Amended and Restated By-laws of Jafra Cosmetics International, Inc.
          (formerly CDRJ Acquisition Corporation), as adopted on July 21, 1998;
          previously filed as Exhibit 3.4 to Registration Statement No. 333-
          62989 under the Securities Act of 1933, as amended, filed September
          4, 1998, and incorporated herein by reference.

  3.5 Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Jafra Cosmetics
          International, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.5 to Registration
          Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

  3.6 Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Consultoria
          Jafra, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.6 to Amendment No. 1 to
          Registration Statement No. 333-62989 under the Securities Act of
          1933, as amended, filed October 27, 1998, and incorporated herein by reference.

  3.7 Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Dirsamex, S.A.
          de C.V., together with a unofficial summary thereof in English;
          previously filed as Exhibit 3.7 to Amendment No. 1 to Registration
          Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.

  3.8 Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Distribuidora
          Venus, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.8 to Amendment No. 1 to
          Registration Statement No. 333-62989 under the Securities Act of
          1933, as amended, filed October 27, 1998, and incorporated herein by reference.

  3.9 Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Jafra Cosmetics
          S. de R.L. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.9 to Amendment No. 1 to
          Registration Statement No. 333-62989 under the Securities Act of
          1933, as amended, filed October 27, 1998, and incorporated herein by reference.

  3.10 Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Qualifax, S.A.
          de C.V., together with a unofficial summary thereof in English;
          previously filed as Exhibit 3.10 to Amendment No. 1 to Registration
          Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  3.11   Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Reday, S.A. de
          C.V., together with a unofficial summary thereof in English;
          previously filed as Exhibit 3.11 to Amendment No. 1 to Registration
          Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.

  4.1    Indenture, dated April 30, 1998, among CDRJ Acquisition Corporation,
          Jafra Cosmetics International, S.A. de C.V., CDRJ Investments (Lux)
          S.A., and State Street Bank and Trust Company; previously filed as
          Exhibit 4.1 to Registration Statement No. 333-62989 under the
          Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

  4.2    First Supplemental Indenture, dated April 30, 1998, among Consultoria
          Jafra, S.A. de C.V., Distribuidora Venus, S.A. de C.V., Dirsamex,
          S.A. de C.V., Reday, S.A. de C.V., Qualifax S.A. de C.V., and Jafra
          Cosmetics S.R.L., CDRJ Acquisition Corporation and Jafra Cosmetics
          International, S.A. de C.V. and State Street Bank and Trust Company;
          previously filed as Exhibit 4.2 to Registration Statement No. 333-
          62989 under the Securities Act of 1933, as amended, filed September
          4, 1998, and incorporated herein by reference.

  4.3    Purchase Agreement, dated April 28, 1998, between Credit Suisse First
          Boston Corporation, Chase Securities Inc., CDRJ Acquisition
          Corporation, Jafra Cosmetics International, S.A. de C.V., and CDRJ
          Investments (Lux) S.A; previously filed as Exhibit 4.3 to
          Registration Statement No. 333-62989 under the Securities Act of
          1933, as amended, filed September 4, 1998, and incorporated herein by reference.

  4.4 Purchase Agreement Amendment, dated April 30, 1998, executed on behalf of each of Reday, S.A. de C.V., Distribuidora Venus, S.A. de C.V.,
          Dirsamex, S.A. de C.V., Qualifax, S.A. de C.V., Jafra Cosmetics,
          S.R.L., Consultoria Jafra, S.A. de C.V., Credit Suisse First Boston
          Corporation, and Chase Securities Inc.; previously filed as Exhibit
          4.4 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

  4.5    Registration Rights Agreement, dated April 30, 1998, among CDRJ
          Acquisition Corporation, Jafra Cosmetics International, Inc., Jafra
          Cosmetics International, S.A. de C.V., CDRJ Investments (Lux) S.A.,
          Reday, S.A. de C.V., Distribuidora, S.A. de C.V., Dirsamex, S.A. de
          C.V., Qualifax, S.A. de C.V., Jafra Cosmetics, S.A. de C.V.,
          Consultoria Jafra, S.A. de C.V., and Credit Suisse First Boston
          Corporation; previously filed as Exhibit 4.5 to Registration
          Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

  4.6    Credit Agreement, dated April 30, 1998, among CDRJ Acquisition
          Corporation, Jafra Cosmetics International, S.A. de C.V., CDRJ
          Investments (Lux) S.A., as Guarantor and Parent of the Borrowers, the
          Lenders named therein and Credit Suisse First Boston, as
          Administrative Agent; previously filed as Exhibit 4.6 to Registration
          Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

  4.7    Amendment No. 1 to the Credit Agreement, dated August 26, 1998;
          previously filed as Exhibit 4.7 to Registration Statement No. 333-
          62989 under the Securities Act of 1933, as amended, filed September
          4, 1998, and incorporated herein by reference.

  4.8    Indemnity, Subrogation and Contribution Agreement, dated April 30,
          1998, among Jafra Cosmetics International, S.A. de C.V. ("JCISA"), each Subsidiary of JCSI listed on Schedule I thereto and Credit
          Suisse First Boston; previously filed as Exhibit 4.8 to Registration
          Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

  4.9    JCI Guarantee Agreement, dated April 30, 1998, between CDRJ
          Acquisition Corporation and Credit Suisse First Boston; previously filed as Exhibit 4.9 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  4.10   JCISA Guarantee Agreement, dated April 30, 1998, between Jafra
          Cosmetics International, S.A. de C.V. and Credit Suisse First Boston;
          previously filed as Exhibit 4.10 to Registration Statement No. 333-
          62989 under the Securities Act of 1933, as amended, filed September
          4, 1998, and incorporated herein by reference.

  4.11 JCISA Subsidiary Guarantee Agreement, dated April 30, 1998, among each of the subsidiaries of Jafra Cosmetics International, S.A de C.V.
          listed on Schedule I thereto, and Credit Suisse First Boston;
          previously filed as Exhibit 4.11 to Registration Statement No. 333-
          62989 under the Securities Act of 1933, as amended, filed September
          4, 1998, and incorporated herein by reference.

  4.12   Parent Guarantee Agreement, dated April 30, 1998, between CDRJ
          Investments (Lux) S.A. and Credit Suisse First Boston; previously filed as Exhibit 4.12 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

  4.13   Pledge Agreement, dated April 30, 1998 among CDRJ Investments (Lux)
          S.A., CDRJ North Atlantic Sarl, CDRJ Latin America Holding Company
          B.V., Latin Cosmetics Holdings B.V., Regional Cosmetics Holding B.V.,
          Southern Cosmetics Holdings B.V., and CDRJ Mexico Holding Company
          B.V., CDRJ Acquisition Corporation, Jafra Cosmetics International,
          S.A. de C.V. and Credit Suisse First Boston; previously filed as
          Exhibit 4.13 to Registration Statement No. 333-62989 under the
          Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

  4.14   Security Agreement, dated April 30, 1998, among CDRJ Acquisition
          Corporation ("JCI"), each subsidiary of JCI listed on Schedule I thereto and Credit Suisse First Boston; previously filed as Exhibit
          4.14 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

  4.15   Deed of Trust, with Assignment of Leases and Rents, Fixture Filing and
          Security Agreement, dated April 30, 1998, by Jafra Cosmetics
          International, Inc. to TitleServ Agency of New York City, Inc., as trustee for the Benefit of Credit Suisse First Boston; previously filed as Exhibit 4.15 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

  4.16 Acknowledgment of Obligations and Mortgage, dated April 30, 1998, granted by Reday, S.A. de C.V. in favor of Credit Suisse First
          Boston, together with an unofficial English translation thereof;
          previously filed as Exhibit 4.16 to Registration Statement No. 333-
          62989 under the Securities Act of 1933, as amended, filed September
          4, 1998, and incorporated herein by reference.

  4.17 Notarial Deed of Pledge, dated April 30, 1998, with respect to the pledge to Credit Suisse First Boston of (i) 24 ordinary shares of the capital stock of CDRJ Europe Holding Company B.V. by Jafra Cosmetics
          International, Inc., and (ii) 40 ordinary shares of the capital stock of CDRJ Latin America Holding B.V. by CDRJ North Atlantic (Lux) Sarl;
          previously filed as Exhibit 4.17 to Registration Statement No. 333-
          62989 under the Securities Act of 1933, as amended, filed September
          4, 1998, and incorporated herein by reference.

 10.1    Indemnification Agreement, dated April 30, 1998, among CDRJ
          Investments (Lux) S.A., CDRJ Acquisition Corporation, Jafra Cosmetics
          International, S.A. de C.V., Clayton, Dubilier & Rice, Inc., Clayton,
          Dubilier & Rice Fund V Limited Partnership; previously filed as
          Exhibit 10.1 to Registration Statement No. 333-62989 under the
          Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

 10.2    Consulting Agreement, dated April 30, 1998, by and among CDRJ
          Investments (Lux) S.A., Jafra Cosmetics International, Inc. and Jafra
          Cosmetics, S.A. de C.V., and Clayton, Dubilier & Rice, Inc.;
          previously filed as Exhibit 10.2 to Registration Statement No. 333-
          62989 under the Securities Act of 1933, as amended, filed September
          4, 1998, and incorporated herein by reference.

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 10.3    Form of Employment Agreement for Messrs. Clark, Rubio, Mason, Guirao
          and Barrios; previously filed as Exhibit 10.3 to Registration
          Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

 10.4    Amended and Restated Jafra Cosmetics International, Inc. Stock
          Incentive Plan, as adopted September 3, 1998; previously filed as
          Exhibit 10.4 to Amendment No. 1 to Registration Statement No. 333-
          62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.

 10.5    CDRJ Investments (Lux) S.A. Form of Management Stock Option Agreement;
          previously filed as Exhibit 10.5 to Amendment No. 1 to Registration
          Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.

 10.6 Amended and Restated Stock Purchase Warrant, dated September 30, 1998, by and between CDRJ Investments (Lux) S.A. and Jafra Cosmetics
          International, Inc.; previously filed as Exhibit 10.6 to Amendment
          No. 1 to Registration Statement No. 333-62989 under the Securities
          Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.

 10.7    Registration and Participation Agreement, dated April 30, 1998, among
          CDRJ Investments (Lux) S.A. and Clayton, Dubilier & Rice Fund V
          Limited Partnership and the other parties thereto; previously filed as Exhibit 10.7 to Registration Statement No. 333-62989 under the
          Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

 10.8    CDRJ Investments (Lux) S.A. Form of Management Stock Subscription
          Agreement; previously filed as Exhibit 10.8 to Amendment No. 1 to
          Registration Statement No. 333-62989 under the Securities Act of
          1933, as amended, filed October 27, 1998, and incorporated herein by reference.

 10.9    CDRJ Investments (Lux) S.A. Form of Individual Investor Stock
          Subscription Agreement; previously filed as Exhibit 10.9 to Amendment
          No. 1 to Registration Statement No. 333-62989 under the Securities
          Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.

 21.1    Subsidiaries of the registrant.

 27.1    Financial Data Schedule.