Form 10-Q
period 1999-03-31
CDRJ INVESTMENTS LUX S A
filed 1999-05-17
CIK 1068906

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                        Commission File Number 333-62989

                          CDRJ INVESTMENTS (LUX) S.A.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Luxembourg                                        98-0185444
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                      Identification Number)

                              10, rue Antoine Jans
                               L-1820 Luxembourg
                                   Luxembourg
   (Address, including zip code, of registrant's principal executive offices)

                                (352) 476-867-1
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]   NO [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common stock, par value $2.00 per share, outstanding at May 10, 1999   829,940
shares

================================================================================

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                   Index to Financial Statements and Exhibits

          Filed with the Quarterly Report of the Company on Form 10-Q

                   For the Three Months Ended March 31, 1999


                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:                                        Page No.
                                                                       --------
          Consolidated Balance Sheets                                      3

          Consolidated Statements of Income                                4

          Consolidated Statements of Cash Flows                            5

          Notes to Consolidated Financial Statements                       6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      18

                       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                               19

Item 2.   Changes in Securities and Use of Proceeds                       19

Item 3.   Defaults Upon Senior Securities                                 19

Item 4.   Submission of Matters to a Vote of Security Holders             19

Item 5.   Other Information                                               19

Item 6.   Exhibits and Reports on Form 8-K                                19

Signature                                                                 20

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)
                                  (Unaudited)

                                                       March 31,   December 31,
                                                          1999         1998
                                                       ---------   ------------
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                            $  7,985     $ 18,358
  Receivables, net of allowances of                      28,554       24,449
    $2,391 in 1999 and $2,284 in 1998
  Inventories                                            28,934       33,195
  Prepaid taxes                                           2,906        5,835
  Prepaid expenses and other current assets               6,485        5,648
                                                       --------     --------
    Total current assets                                 74,864       87,485

Property, net                                            57,778       56,238

Other assets:
  Goodwill, net of accumulated amortization of
    $1,839 in 1999 and $1,161 in 1998                    77,318       74,895
  Trademarks, net of accumulated amortization of
     $1,371 in 1999 and $929 in 1998                     53,600       53,234
  Deferred financing fees and other, net of
     accumulated amortization of $1,730 in 1999
     and $1,407 in 1998                                  11,724       16,782
                                                       --------     --------
    Total                                              $275,284     $288,634
                                                       ========     ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                     $ 2,750     $  2,500
  Accounts payable                                       18,480       25,905
  Accrued liabilities                                    32,168       34,183
  Deferred income taxes                                      -           953
  Income taxes payable                                      140        1,017
                                                       --------     --------
    Total current liabilities                            53,538       64,558

  Long-term debt                                        135,475      139,000
  Deferred income taxes                                  10,935        8,202
  Other long-term liabilities                             1,258        1,433
                                                       --------     --------
    Total liabilities                                   201,206      213,193
                                                       --------     --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $2.00; authorized,
    1,020,000 shares; issued and outstanding,
    829,940 shares                                        1,660        1,660
  Additional paid-in capital                             81,275       81,275
  Accumulated deficit                                    (7,741)      (8,041)
  Other comprehensive income - cumulative foreign
    currency translation adjustment                      (1,116)         547
                                                       --------     --------
           Total stockholders' equity                    74,078       75,441
                                                       --------     --------
TOTAL                                                  $275,284     $288,634
                                                       ========     ========

         See accompanying notes to consolidated financial statements.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)
                                  (Unaudited)

                                              Three Months Ended March 31,
                                                              Predecessor
                                                              ------------
                                                 1999            1998
                                              ------------    ------------

Net sales                                        $67,960        $57,022
Cost of sales                                     18,827         15,742
                                                 -------        -------
  Gross profit                                    49,133         41,280
Selling, general and administrative expenses      42,892         36,340
                                                 -------        -------
  Income from operations                           6,241          4,940
Other income (expense):
  Exchange gain                                    2,764          1,270
  Interest, net                                   (3,902)           113
  Other, net                                          18             46
                                                 -------        -------

Income before income taxes                         5,121          6,369
Income tax expense                                 4,821          2,635
                                                 -------        -------

Net income                                       $   300        $ 3,734
                                                 =======        =======


          See accompanying notes to consolidated financial statements

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                    Three Months Ended March 31,
                                                                   Predecessor
                                                                   -----------
                                                       1999           1998
                                                    ------------   -----------
Cash flows from operating activities:
  Net income                                            $  300        $ 3,734
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Loss on disposal of property and equipment              16            -
    Depreciation and amortization                        2,015          1,020
    Amortization of deferred financing fees                323            -
    Deferred income taxes                                1,780          4,352
    Changes in assets and liabilities:
     Accounts receivable, net                           (4,105)        (4,414)
     Inventories                                         4,261            657
     Prepaid expenses and other current assets            (837)           (98)
     Other assets                                          121            151
     Accounts payable and accrued liabilities           (7,069)        (4,825)
     Income taxes payable (prepaid)                      2,458         (4,101)
     Other long-term liabilities                          (175)          (524)
                                                      --------        -------
      Net cash used in operating activities               (912)        (4,048)
                                                      --------        -------

Cash flows from investing activities:
  Payments of previously accrued Acquisition costs        (387)           -
  Proceeds from sales of property and equipment            -            1,620
  Purchases of property and equipment                   (1,475)        (2,273)
                                                      --------        -------
      Net cash used in investing activities             (1,862)          (653)
                                                      --------        -------

Cash flows from financing activities:
  Transactions with Gillette                               -           (3,004)
  Net repayment under revolving credit facility         (2,900)           -
  Principal repayments under term loan facility           (375)           -
                                                      --------        -------
      Net cash used in financing activities             (3,275)        (3,004)
                                                      --------        -------
Effect of exchange rate changes on cash                 (4,324)          (126)
Effect of accounting calendar change on cash              -             6,276
                                                      --------        -------
Net decrease in cash and cash equivalents              (10,373)        (1,555)
Cash and cash equivalents at beginning of period        18,358         10,231
                                                      --------        -------
Cash and cash equivalents at end of period            $  7,985        $ 8,676
                                                      ========        =======

         See accompanying notes to consolidated financial statements.

                 CDJR INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Basis of Presentation

     The unaudited interim consolidated financial statements of CDRJ Investments
(Lux) S.A. (the "Parent" or the "Company") and subsidiaries and Jafra Cosmetics International (the "Predecessor") have been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of March 31, 1999 and for the three month period ended March 31, 1999 and the Predecessor's financial statements for the three month period ended March 31, 1998.

     The Parent, a Luxembourg societe anonyme, Jafra Cosmetics International, Inc., a Delaware corporation ("JCI"), Jafra Cosmetics International, S.A. de C.V., a sociedad anonima de capital variable organized under the laws of the United Mexican States ("Jafra S.A.") and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. ("CD&R") to acquire (the "Acquisition") the worldwide Jafra Cosmetics business (the "Jafra Business") of The Gillette Company ("Gillette"). JCI and Jafra S.A. are indirect, wholly owned subsidiaries of the Parent. The Parent is a holding company that conducts all of its operations through its subsidiaries. The Parent and its subsidiaries are collectively referred to as the "Company." On April 30, 1998, pursuant to an acquisition agreement (the "Acquisition Agreement") between the Parent, certain of its subsidiaries and Gillette, (i) Jafra Cosmetics International Inc., a California corporation, merged with and into JCI, with JCI as the surviving entity, (ii) Jafra S.A. acquired the stock of Grupo Jafra, S.A. de C.V., a Mexican Company ("Grupo Jafra"), which merged with and into Jafra S.A. following the consummation of the Acquisition, with Jafra S.A. as the surviving entity, (iii) indirect subsidiaries of the Parent purchased the stock of Gillette subsidiaries conducting the Jafra Business in Germany, Italy, the Netherlands and Switzerland; and (iv) indirect subsidiaries of the Parent acquired from various Gillette subsidiaries certain assets used in the Jafra Business in Austria, Argentina, Colombia and Venezuela.

     The accompanying consolidated financial statements as of and for the three months ended March 31, 1999 reflect the operations of the Parent and its subsidiaries. The accompanying combined financial statements as of and for the three months ended March 31, 1998 reflect the operations of the Jafra Business prior to the Acquisition and are referred to as the "Predecessor" operations. All significant intercompany or interdivisional accounts and transactions between entities comprising the Jafra Business have been eliminated in consolidation and combination.

     The combined financial statements of the Predecessor included the following subsidiaries and divisions of Gillette: Jafra Cosmetics International, Inc., a California corporation; Jafra Cosmetics GmbH, a German company; Jafra Cosmetics International B.V., a Netherlands company; Jafra Cosmetics S.p.A., an Italian company; Jafra Cosmetics A.G., a Swiss company; Grupo Jafra S.A. de C.V., a Mexican company, and its subsidiaries, together with certain operating assets and the related operating profit of Gillette Braun used in the Jafra business in Mexico (the "Braun Assets"); the Jafra-related operations of Gillette affiliates in Austria, Argentina, Colombia and Venezuela; and the assets related to the Jafra intellectual property, formerly held by Gillette, that are used in the Jafra Business.

     Because of the debt financing incurred in connection with the Acquisition, the exclusion of certain assets and liabilities not acquired, and the adjustments made to allocate the excess of the aggregate purchase price over the historical value of the net assets acquired, the accompanying consolidated financial statements of the Company are not directly comparable to those of the Predecessor.

     The purchase price of the Jafra business was $212.3 million (consisting of the $202.5 million cash purchase price and $9.8 million of Acquisition fees). In the first quarter of 1999, the final amount of fees related to the Acquisition and the concurrent issuance of debt was determined to be $21.5 million. $9.8 million of such fees were allocated as Acquisition fees, and were accounted for as goodwill in the purchase price allocation. $11.7

                 CDJR INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

million of such fees were capitalized as deferred financing fees, which are being amortized over the term of the related debt.

     In 1998, the Predecessor changed the reporting period for its foreign operations from a fiscal year ending November 30 to a calendar year ending December 31. The line item denoted "Effect of accounting calendar change on cash" in the combined statements of cash flows represents the change in the cash balance of the Predecessor's foreign operations from November 30, 1997 to December 31, 1997.

     The following unaudited pro forma financial information for the Company gives effect to the Acquisition, including its impact upon depreciation and amortization expense, CD&R management fees, executive compensation, insurance expense, interest expense on acquisition debt, and the related income tax effect of the foregoing adjustments as if the transaction had occurred as of January 1, 1998 (in thousands):

                                                            Three Months
                                                               Ended
                                                              March 31,
                                                                1998
                                                            ------------
          Net sales                                             $57,022
          Net income                                                184

     The pro forma results have been prepared for comparative purposes only and do not purport to represent what the Company's actual results of operations would have been had the transaction occurred as of the beginning of the periods presented and are not intended to be a projection of future results or trends.

     Throughout 1998, Jafra S.A.'s functional currency was the U.S. dollar because Mexico was considered to be a hyperinflationary economy. As of January 1, 1999, Mexico is no longer considered a hyperinflationary economy, and the Company now accounts for its Mexican operations using the peso as its functional currency. Approximately $2.0 million of deferred income tax liabilities associated with temporary income tax differences that arose from the change in functional currency have been reflected as an adjustment to the cumulative translation component of stockholders' equity.

     In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and will be effective January 1, 2000. The Company has not yet analyzed the impact of adopting this statement.

(2)   Inventories

     Inventories consist of the following (in thousands):

                                       March 31,        December 31,
                                          1999             1998
                                       ---------        ------------
                                      (Unaudited)
          Raw materials and supplies    $ 6,642           $ 7,553
          Finished goods                 22,292            25,642
                                        -------           -------
          Total inventories             $28,934           $33,195
                                        =======           =======

(3)  Property and Equipment

                 CDJR INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Property and equipment consists of the following (in thousands):

                                            March 31,        December 31,
                                               1999             1998
                                            ---------        ----------
                                           (Unaudited)
          Land                               $20,601          $20,126
          Buildings                           17,039           16,608
          Machinery and equipment             23,578           22,256
                                             -------       ----------
                                              61,218           58,990
          Less accumulated depreciation        3,440            2,752
                                             -------       ----------
          Property and equipment, net        $57,778          $56,238
                                             =======        =========

(4)  Income Taxes

     The actual income tax rate differs from the "expected" income tax rate (computed by applying the U.S. federal corporate rate of 35% to income before income taxes) for the three month period ended March 31, 1999 principally as a result of valuation allowances applied to losses of JCI and certain foreign subsidiaries, and a higher effective tax rate at Jafra S.A. due to certain inflation-related income tax adjustments.

(5)  Comprehensive Income

     Comprehensive income is summarized as follows (in thousands):

                                                           Predecessor
                                                           ------------
                                            Three Months   Three Months
                                               Ended          Ended
                                              March 31,      March 31,
                                               1999           1998
                                            ------------   ------------
                                             (Unaudited)
     Net income as reported                    $   300        $3,734
     Foreign currency translation adjustment    (1,663)         (270)
                                               -------        ------
     Comprehensive income (loss)               $(1,363)       $3,464
                                               =======        ======

(6)  Commitments and Contingencies

     The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

(7)  Financial Reporting for Business Segments

     The Company's business is comprised of one industry segment, direct selling, with worldwide operations. The Company is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. Jafra has three reportable business segments: the U.S. (JCI), Mexico (Jafra S.A.), and Europe.

     JCI and Jafra S.A. have each guaranteed the obligations under the 11 3/4% Subordinated Notes due 2008 (the "Notes") which were issued in conjunction with the Acquisition on April 30, 1998. The following consolidating financial statement data segregate between those entities that guarantee the Notes ("Guarantor entities") and those entities that do not guarantee the Notes ("Nonguarantor entities"); in addition, European business segment information is separately disclosed in accordance with SFAS 131. Prior to the Acquisition, JCI and Jafra S.A. were Jafra Cosmetics International, Inc., a California corporation, and Grupo Jafra, respectively, as defined below. The Nonguarantor entities are the Parent's indirect European subsidiaries in Germany, the Netherlands,

                 CDJR INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Switzerland, Italy, and Austria and its indirect South American subsidiaries in Colombia, Argentina and Venezuela.

     Consolidating condensed statement of operations data for the three months ended March 31, 1999 and combining condensed statement of operations data for the three months ended March 31, 1998 are summarized as follows (in thousands):

                                                                  Three months ended March 31, 1999
                                              -----------------------------------------------------------------------------
                                                  Guarantor Entities            Nonguarantor                     Total
                                              ---------------------------         Entities       Eliminations  Consolidated
                                               JCI     Jafra S.A.            ------------------  ------------  ------------
                                              (U.S.)    (Mexico)    Total     Europe     Other
                                              -------  ----------  -------   --------   -------
Net sales                                     $17,289   $39,265    $56,554    $ 8,202   $ 3,204    $    -        $67,960
Cost of sales                                   5,787    10,232     16,019      1,843       965         -         18,827
                                              -------   -------    -------    -------   -------    --------     --------
Gross profit                                   11,502    29,033     40,535      6,359     2,239         -         49,133
Selling, general and administrative expenses   12,111    19,682     31,793      7,612     3,487         -         42,892
                                              -------   -------    -------   --------   -------    --------      -------
Income (loss) from operations                    (609)    9,351      8,742     (1,253)   (1,248)        -          6,241
Other expense (income)                          2,051    (1,587)       464        775      (119)        -          1,120
                                              -------   -------    -------   --------   -------    --------      -------
Income (loss) before income taxes              (2,660)   10,938      8,278     (2,028)   (1,129)        -          5,121
Income taxes                                       45     4,748      4,793         11        17         -          4,821
                                              -------   -------    -------   --------   -------    --------      -------
Net income (loss)                             $(2,705)  $ 6,190    $ 3,485   $ (2,039)  $(1,146)   $    -        $   300
                                              =======   =======    =======   ========   =======    ========      =======
                                                                  Three months ended March 31, 1998
                                          --------------------------------------------------------------------------------
                                                  Guarantor Entities
                                          ---------------------------------- Nonguarantor
                                            JCI        Grupo Jafra            Entities     Other                  Total
                                           (U.S.)        (Mexico)    Total    (Europe)    Regions   Eliminations  Combined
                                         ----------    ---------- ---------- ---------- ---------- -------------  --------
Net sales                                     $16,931   $26,960    $43,891   $  9,635  $ 3,496      $      -      $57,022
Cost of sales                                   4,930     8,032     12,962      2,303      853            (376)    15,742
                                              -------   -------    -------   --------   -------       --------    -------
Gross profit                                   12,001    18,928     30,929     7,332      2,643            376     41,280
Selling, general and administrative expenses   11,906    14,245     26,151     7,555      2,634            -       36,340
                                              -------   -------    -------   --------   -------       --------    -------
Income (loss) from operations                      95     4,683      4,778      (223)         9            376      4,940
Other expense (income)                            184    (1,652)    (1,468)       39       -               -       (1,429)
                                              -------   -------    -------   --------   -------       --------    -------
Income (loss) before income taxes                 (89)    6,335      6,246      (262)         9            376      6,369
Income taxes                                      -       1,920      1,920       715       -               -        2,635
                                              -------   -------    -------   --------   -------       --------    -------
Net income (loss)                             $   (89)  $ 4,415    $ 4,326   $  (977)   $     9       $    376    $ 3,734
                                              =======   =======    =======   =======    =======       ========    =======

                 CDJR INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

  Consolidating condensed balance sheet data as of March 31, 1999 is summarized as follows (in thousands):

                                                                      As of March 31, 1999
                              ---------------------------------------------------------------------------------------------------
                                           Guarantor Entities
                              ----------------------------------------------   Nonguarantor Entities
                                JCI        Jafra S.A.                          ---------------------                    Total
                               (U.S.)      (Mexico)     Parent       Total       Europe      Other    Eliminations   Consolidated
                              --------     ----------   -------     --------     -------    -------   ------------   ------------
Assets
Current assets:
  Receivables                 $  3,683     $ 19,939     $  -        $ 23,622     $ 3,159    $ 1,773     $    -         $ 28,554
  Inventories                    8,824       12,495                   21,319       4,364      3,853          (602)       28,934
  Other current assets          31,429       12,030          14       43,473       4,451      7,596       (38,144)       17,376
                              --------     --------     -------     --------     -------    -------     ---------      --------
    Total current assets        43,936       44,464          14       88,414      11,974     13,222       (38,746)       74,864
  Property and equipment        25,162       29,892        -          55,054       2,345        379          -           57,778
  Other assets:
    Goodwill, net               34,196       33,936         300       68,432       8,058        828          -           77,318
    Trademarks                  20,519       27,553         195       48,267       5,065        268          -           53,600
    Other                        8,199        4,411      74,317       86,927       1,148         95       (76,446)       11,724
                              --------     --------     -------     --------     -------    -------     ---------      --------
       Total                  $132,012     $140,256     $74,826     $347,094     $28,590    $14,792     $(115,192)     $275,284
                              ========     ========     =======     ========     =======    =======     =========      ========

Liabilities and Stockholders'
  Equity

Current liabilities:
  Accounts payable and
   accrued expenses           $ 19,126     $ 23,045     $    45     $ 42,216     $ 6,571    $ 2,403     $    (542)     $ 50,648
  Other current liabilities      2,587       13,469         101       16,157      18,586      5,749       (37,602)        2,890
                              --------     --------     -------     --------     -------    -------     ---------      --------
    Total current liabilities   21,713       36,514         146       58,373      25,157      8,152       (38,144)       53,538
Total long term debt            86,850       48,625          -       135,475         -          -             -         135,475
Other liabilities                  -         10,935          -        10,935       1,258        -             -          12,193
                              --------     --------     -------     --------     -------    -------     ---------      --------
Total liabilities              108,563       96,074         146      204,783      26,415      8,152       (38,144)      201,206
Stockholders' equity            23,449       44,182      74,680      142,311       2,175      6,640       (77,048)       74,078
                              --------     --------     -------     --------     -------    -------     ---------      --------
Total                         $132,012     $140,256     $74,826     $347,094     $28,590    $14,792     $(115,192)     $275,284
                              ========     ========     =======     ========     =======    =======     =========      ========

     Consolidating condensed statement of cash flows data for the three months ended March 31, 1999, and combining condensed statement of cash flows data for the three months ended March 31, 1998 is summarized as follows (in thousands):

                                                                    Three months ended March 31, 1999
                                         -----------------------------------------------------------------------------------------
                                                 Guarantor Entities                  Nonguarantor
                                         -------------------------------------         Entities
                                          JCI     Jafra S.A.                      -------------------                    Total
                                         (U.S.)    (Mexico)   Parent     Total     Europe      Other    Eliminations  Consolidated
                                         ------   ----------  ------    --------   --------   -------   ------------  ------------
Net cash provided by (used in)
  Operating activities                   $ (627)   $ 1,320    $  -     $    693    $(1,541)    $  (64)      $  -       $   (912)
  Investing activities                     (832)      (693)      -       (1,525)       (74)      (263)         -         (1,862)
  Financing activities                    1,975     (5,250)      -       (3,275)       -          -            -         (3,275)
Effect of exchange rate changes on cash     -       (4,247)      -       (4,247)        11        (88)         -         (4,324)
Cash at beginning of period                 353     12,045       10      12,408      3,924      2,026          -         18,358
                                         ------    -------     ----     -------    -------     ------       ------      -------
Cash at end of period                    $  869    $ 3,175     $ 10     $ 4,054    $ 2,320     $1,611       $  -        $ 7,985
                                         ======    =======     ====     =======    =======     ======       ======      =======
                                                                      Three months ended March 31, 1998
                                         ----------------------------------------------------------------------------------------
                                                Guarantor Entities
                                         --------------------------------      Nonguarantor
                                            JCI       Grupo Jafra                Entities      Other                      Total
                                           (U.S.)      (Mexico)      Total       (Europe)      Regions    Eliminations   Combined
                                          -------     -----------   --------   ------------    -------    ------------   ---------
Net cash provided by (used in)
  Operating activities                    $ 2,205       $   400      $ 2,605      $(6,992)      $ 339        $  -        $(4,048)
  Investing activities                       (244)         (317)        (561)         (92)        -             -           (653)
  Financing activities                        (97)       (8,588)      (8,685)       6,402        (721)          -         (3,004)
Effect of exchange rate changes on cash       -             -            -           (163)         37           -           (126)
Effect of accounting calendar change
 on cash (Note 1)                             -           6,358        6,358          (82)        -             -          6,276
Cash at beginning of period                   759         7,458        8,217        1,370         644           -         10,231
                                          --------      -------      -------      -------       -----        -----       -------
Cash at end of period                     $ 2,623       $ 5,311      $ 7,934      $   443       $ 299        $  -        $ 8,676
                                          =======       =======      =======      =======       =====        =====       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     CDRJ Investments (Lux) S.A., a Luxembourg societe anonyme ("Parent") is a holding company that conducts all of its operations through its subsidiaries. Prior to the consummation of the acquisition (the "Acquisition") by the Parent of the Jafra Business (as defined) from The Gillette Company ("Gillette"), the terms "Company" and "Jafra" refer to the various subsidiaries and divisions of Gillette conducting the worldwide Jafra cosmetics business (the "Jafra Business"), and, following the consummation of the Acquisition of Jafra, collectively to the Parent and its subsidiaries. On April 30, 1998, the Parent completed the Acquisition of Jafra from Gillette. The Parent was organized to effect the Acquisition. The Acquisition was sponsored by Clayton, Dubilier & Rice, Inc. ("CD&R"), a private investment firm specializing in acquisitions that involve management participation. As part of the financing for the Acquisition, Clayton, Dubilier & Rice Fund V Limited Partnership ("CD&R Fund V"), certain members of new management, certain new directors and other persons made an equity investment in the Parent of approximately $82.9 million in cash. In addition, $100.0 million of 11 3/4% Senior Subordinated Notes due 2008 (the "Notes") were issued and the Company entered into a credit agreement (the "Senior Credit Agreement") with certain lenders. The Senior Credit Agreement provides for senior secured credit facilities, including a $25.0 million term loan facility (the "Term Loan Facility"), all of which was drawn at the closing of the Acquisition, and a $65.0 million revolving credit facility (the "Revolving Credit Facility"). The purchase price for the Jafra Business was approximately $212.3 million (excluding $11.7 million of financing fees and expenses), consisting of $202.5 million in cash and $9.8 million of direct costs.

General

     The following discussion of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the accompanying consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements as of and for the period ended December 31, 1998, included in the Company's Annual Report on Form 10-K. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results that may be expected for future periods.

Business Trends and Initiatives

     The markets in which the Company competes are highly competitive. Price, quality, and a broad range of product offerings are the dominant competitive factors in the cosmetics direct selling industry. The Company intends to respond to competitive pressures in each major geographic marketplace in which it participates. The timing of these responses, which may occur sooner in certain geographies and later in others, may impact future quarterly results.

     The Company has experienced significant sales growth in Mexico over the last five quarters, due in large part to an increase in the number of sales consultants. The year to year sales growth for the first quarter of 1999 was approximately 46% in U.S. dollars and 71% in local currency. The Company expects to continue to grow its revenues and consultant base in Mexico, but at a decreasing rate. Sales in the U.S. have been relatively flat due to a reduction in the amount of promotional activities in the early part of the year. The U.S. business unit intends to implement a change in the compensation structure for its sales consultants during the second quarter of 1999 which is expected to generate modest growth in the latter part of the year. The Company's European sales declined at a rate of approximately 15% over the comparable period of the prior year. The Company expects to continue to show comparative period declines in sales in Europe for the remainder of the year, although promotional programs planned for the summer are expected to reduce the rate of decline for the remainder of 1999.

Results of Operations

     The following table represents selected components of the Company's results of operations, in millions of dollars and as percentages of net sales. The table reflects the consolidated operations of the Company for the three month period ended March 31, 1999 and operations of the Predecessor for the three month period ended March 31, 1998.

                                           Three Months Ended March 31,
                                         ---------------------------------
                                                             Predecessor
                                                          ----------------
                                              1999              1998
                                         ---------------  ----------------
                                                   (in millions)
Net sales                                $ 68.0   100.0 %   $57.0   100.0 %
Cost of sales                              18.9    27.8      15.7    27.6
                                         ------   -----     -----   -----
Gross profit                               49.1    72.2      41.3    72.4
Selling, general &
  administrative expenses                  42.9    63.1      36.3    63.6
                                         ------   -----     -----   -----
Income from operations                      6.2     9.1       5.0     8.8
Exchange gain (loss)                        2.8     4.1       1.3     2.2
Interest income (expense), net             (3.9)   (5.7)      0.1     0.2
                                         ------   -----     -----   -----
Income before income taxes                  5.1     7.5       6.4    11.2
Income tax expense                          4.8     7.1       2.7     4.7
                                         ------   -----     -----   -----
Net income                               $  0.3     0.4 %   $ 3.7     6.5 %
                                         ======   =====     =====  ======

Statement of Cash Flows Data:
Net cash used in operating
  activities                              $(0.9)            $(4.1)
Net cash used in investing activities      (1.9)             (0.7)
Net cash used in financing activities      (3.3)             (3.0)
Effect of exchange rate changes on cash    (4.3)             (0.1)
Effect of accounting calendar change
   on cash                                   -                6.3
                                         ------             -----
Net decrease in cash                     $(10.4)            $(1.6)
                                         ======             =====

Three months ended March 31, 1999 compared to the three months ended March 31, 1998

     Net sales.   Net sales for the first quarter of 1999 increased to $68.0 million from $57.0 million in the first quarter of 1998, an increase of $11.0 million, or 19.3%. The Company's number of sales consultants worldwide increased to approximately 262,800, or 23.2%, over the March 31, 1998 total.

     In Latin America, net sales increased to $42.5 million for the first quarter 1999 from $30.5 million for the first quarter of 1998, an increase of $12.0 million, or 39.3%, while the number of sales consultants increased to approximately 187,900, or 34.2%. The increase in Latin American sales came from Mexico, where net sales increased $12.3 million, or 45.6%, and the sales consultant base increased to approximately 172,100, or 38.9%, over first quarter 1998. Sales in Mexico in local currency increased by 71.2% over the prior year. The significant year to year increase was driven by the larger sales consultant base, product price increases, and the introduction of new products.

     In the U.S., net sales increased to $17.3 million for the first quarter of 1999 from $16.9 million in the first quarter of 1998, an increase of $0.4 million, or 2.4%. The first quarter 1999 U.S. net sales total includes $0.8 million of low-margin sales to a formerly affiliated manufacturing entity which enabled the Company to utilize excess production capacity. There were no similar sales during the comparable 1998 period. Excluding the impact of these sales, net sales in the U.S. decreased by $0.4 million, or 2.4%, despite an increase in the number of sales consultants to approximately 56,500, or 5.6%, over March 1998. The decrease in net sales and productivity of sales consultants is due primarily to a reduction in the number of promotional programs in the first quarter of 1999 as compared to 1998. Net sales related to promotional activities, which tend to increase the productivity of sales consultants, decreased by $0.8 million from period to period.

     In Europe, net sales declined to $8.2 million in the first quarter of 1999 from $9.6 million in the first quarter of 1998, a decrease of $1.4 million, or 14.6%. The decrease in net sales is primarily due to a decline in both the number and productivity of sales consultants. The number of sales consultants in Europe decreased to approximately 18,400, or 6.7%, from March 1998, and the promotional activities which occurred during the first quarter of 1999 did not achieve expected sales levels. The Company's European management team has planned certain new promotional activities for the second quarter of 1999 that are intended to increase the net sales level and sponsoring of new sales consultants.

     Gross profit. Gross profit in the first quarter of 1999 increased to $49.1 million from $41.3 million in the comparable prior year period, an increase of $7.8 million, or 18.9%. Gross profit as a percentage of sales (gross margin) decreased to 72.2% from 72.4%. Excluding the impact of the low margin sales to the formerly affiliated manufacturing entity as described above, adjusted gross margin for the first quarter of 1999 was 73.0% compared to 72.4% for the comparable prior year period. The increased sales volumes in Mexico during the first quarter of 1999 enabled the Company to take advantage of manufacturing efficiencies, which more than offset a less favorable product mix consisting of higher promotional sales than in the comparable period of 1998. In the U.S., the reduced level of promotional sales in the first quarter of 1999 and higher skin care sales resulted in a more favorable sales mix than in the comparable period of 1998, offset by unfavorable production volume variances, due to sales activity that was lower than planned. European margins improved slightly due to implementation of certain processes to manage margins.

     Selling, general and administrative expenses.   SG&A expenses in the first
quarter of 1999 increased to $42.9 million from $36.3 million for the first quarter of 1998, an increase of $6.6 million, or 18.2%. SG&A as a percentage of net sales decreased in the first quarter of 1999 to 63.1% from 63.6% for the same period in 1998. The increased SG&A expenses related primarily to sales promotions, commissions, and administrative expenses in Latin America, in conjunction with growing sales in that region. In the U.S., administrative costs increased proportionately more than sales as a result of personnel costs related to the new post-Acquisition management team. Additionally, as a result of the Acquisition, first quarter 1999 SG&A expenses included $1.1 million of amortization of goodwill and trademarks that were not incurred by the Predecessor.

     Interest expense.   During the first quarter of 1999, the Company incurred
$3.9 million of net interest expense (including amortization of certain financing costs) related to the debt incurred in connection with the Acquisition. No similar costs were incurred by the Predecessor.

     Exchange gain. The Company's foreign exchange gain for the first quarter of 1999 increased $1.5 million to $2.8 million from $1.3 million in the comparable prior year period. The first quarter 1999 gain relates primarily to the remeasurement of dollar-denominated debt by Mexico as the peso strengthened against the dollar. The first quarter 1998 gain related to Mexico's remeasurement of peso-denominated assets and liabilities, as the functional currency of Jafra S.A. in 1998 was the U.S. dollar.

     Income tax expense.   Income tax expense increased $2.1 million to $4.8
million in 1999 from $2.7 million in 1998. The effective tax rate for the first quarter of 1999 was 94.1%, compared to 42.2% for the comparable period of the prior year. In 1999, the Company provided valuation allowances against net operating losses in the U.S. and Europe which had the impact of significantly increasing the effective tax rate. The effective tax rate in Mexico was approximately 43.4% due to unfavorable permanent differences relating to the tax treatment of certain inflationary items. During 1998, the effective tax rate in Mexico of approximately 30.3% was abnormally low due to favorable permanent differences relating to the tax treatment of certain inflationary items, while the effective tax rate in Europe was unusually high due to valuation allowances and adjustments to deferred income taxes.

     Net income. Income from operations for the first quarter of 1999 was $6.2 million, a $1.2 million increase from the comparable 1998 period. The increase resulted from increased net sales of $9.0 million and resulting increase in gross profit of $7.8 million, partially offset by a $6.6 million increase in SG&A expenses (including $1.1 million of amortization expense resulting from the Acquisition). Net income decreased to $0.3 million in the first quarter of 1999 from $3.7 million in the comparable 1998 period, as the $1.2 million increase in income from operations was offset by a $4.0 million increase in net interest expense resulting from the Acquisition, and a $2.1 million increase in income taxes, partially offset by a $1.5 million increase in exchange gains.

Liquidity and Capital Resources

     Prior to the Acquisition, working capital needed to finance the Predecessor's operations and growth was principally provided by cash flows from operations and intercompany transactions with Gillette. On April 30, 1998, the Acquisition was completed. As part of the financing for the Acquisition, $100.0 million of Notes were issued, $41.1 million of borrowings were initially drawn down under the Senior Credit Agreement ($25.0 million under the Term Loan Facility and $16.1 million under the Revolving Credit Facility), and $82.9 million of cash was contributed as an equity investment by CD&R Fund V, certain members of management, certain directors and other persons. The purchase price for the Jafra Business was approximately $212.3 million (excluding $11.7 million of financing fees and expenses), consisting of $202.5 million in cash and $9.8 million of direct costs. The $11.7 million of financing fees and expenses are being amortized over the term of the related debt, while the $9.8 million of direct costs were reflected as additional goodwill.

     The Company's liquidity needs arise primarily from principal and interest payments under the Notes, the Term Loan Facility, and the Revolving Credit Facility. The Notes represent the several obligations of Jafra Cosmetics International, Inc. ("JCI") and Jafra Cosmetics International, S.A. de C.V. ("Jafra S.A.") in the amount of $60 million and $40 million, respectively, with each participating on a pro rata basis upon redemption. The Notes mature in 2008 and bear a fixed interest rate of 11.75% payable semi-annually.

     Borrowings under the Senior Credit Agreement are payable in quarterly installments of principal and interest over 6 years. Scheduled term loan principal payments under the Term Loan Facility will be approximately $2.5 million, $3.5 million, $4.5 million, $5.5 million, $6.5 million, and $2.5 million for each of the years 1999 through 2004, respectively. Borrowings under the Revolving Credit Facility mature on April 30, 2004. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 2.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 1%, plus an applicable margin not to exceed 1.625%). The interest rates in effect at March 31, 1999 were approximately 7.6% for the LIBOR-based borrowings, and the rate for the prime-based borrowings was approximately 9.4%. Interest expense in 1999 is expected to be approximately $16.0 to $17.0 million, including approximately $1.3 million of non-cash amortization of deferred debt issuance costs. During the first quarter of 1999, cash paid for interest was approximately $1.4 million.

     Both the Indenture, dated as of April 30, 1998, under which the Notes were issued (the "Indenture"), and the Senior Credit Agreement contain certain covenants that limit the Company's ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. At March 31, 1999, the Company was in compliance with the financial covenants in the Indenture and Senior Credit Agreement. The Company has one letter of credit outstanding under the Revolving Credit Facility in the amount of $0.3 million.

     The Company believes, but no assurance can be given, that its existing cash, cash flow from operations and availability under the Senior Credit Agreement will provide sufficient liquidity to meet the Company's cash requirements and working capital needs until the maturity of the Revolving Credit Facility.

Cash Flows

     Net cash used in operating activities was $0.9 million for the first quarter of 1999. Net income after adding back depreciation and other non-cash items provided operating cash flow of $4.4 million, which was more than offset by an increase in working capital items of $5.3 million. The increased working capital was primarily due to a $7.1 million reduction in accounts payable and accrued liabilities and a $4.1 million increase in accounts receivable, partially offset by reductions in inventories of $4.3 million and prepaid income taxes of $2.5 million.

     Net cash used in investing activities was $1.9 million for the first quarter of 1999. Capital expenditures for the first quarter of 1999 were $1.5 million, consisting primarily of information systems upgrades and manufacturing equipment. Total capital spending for 1999 is budgeted at approximately $5.0 million, and is expected to increase to $8.0 million in 2000 due to planned modifications to information systems. In addition, the Company paid $0.4 million of previously accrued costs relating to the Acquisition.

     Net cash used in financing activities was $3.3 million for the first quarter of 1999, consisting of a net repayment under the Revolving Credit Facility of $2.9 million and $0.4 million in principal repayments under the Term Loan Facility.

     The effect of exchange rates on cash was $4.3 million for the first quarter of 1999, and relates primarily to fluctuations in the exchange rate of the peso and the deutschemark.

Foreign Operations

     Sales outside of the United States aggregated approximately 75% of the Company's total net sales for first quarter of 1999, compared to approximately 70% for the comparable prior year period. In addition, as of March 31, 1999, international subsidiaries comprised approximately 64% (excluding intercompany balances) of the Company's consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. Although the Company historically has not entered into foreign currency hedging contracts to mitigate this risk, it may do so in the future. Foreign currency fluctuations can also impact operating results. Had average exchange rates in the first quarter of 1999 remained the same as in the comparable 1998 period, 1999 net sales would have been approximately $6.9 million higher than reported.

     The Company's subsidiary in Mexico, Jafra Cosmetics International, S.A. de C.V. ("Jafra S.A."), generated approximately 57.8% of the Company's net sales for the first quarter of 1999, compared to 47.3% for the comparable 1998 period, substantially all of which were denominated in Mexican pesos. The Company manufactures its products in Mexico and the United States. This allows the Company to have a significant portion of its Mexican manufacturing costs denominated in pesos. Although Jafra S.A. buys products manufactured in the United States in dollar denominated prices, it also sells a majority of its manufactured product for export in dollar denominated prices. These dollar denominated sales help to mitigate the currency exposure on dollar denominated purchases.

     Mexico has experienced periods of high inflation from time to time in the past. Throughout 1998, Mexico's functional currency was the U.S. dollar because Mexico was considered to be a hyperinflationary economy. As of January 1, 1999, Mexico is no longer considered a hyperinflationary economy, and the Company now accounts for its Mexican operations using the peso as its functional currency. Jafra S.A. had $49.8 million of U.S. dollar denominated third party debt as of March 31, 1999. Because the functional currency is no longer the U.S. dollar, gains and losses of remeasuring such debt to the U.S. dollar from the peso are now included as a component of net income, and resulted in the Company recognizing a $2.4 million gain for the first quarter of 1999. Because of the significant amount of U.S. dollar denominated debt owed by Jafra S.A., fluctuations in the peso-to-dollar exchange rate can have a material impact on the Company's earnings.

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

     The Company expects to complete the resolution phase for all systems (information technology and non-information technology) by the end of July of 1999. The Company expects to have completed the testing phase for all systems by the end of August of 1999 and the implementation and certification phases by the end of the third quarter of 1999. As of May 1, 1999, the Company estimated that its resolution and testing phase for information technology systems was approximately 60% complete. The Company has upgraded its main operating systems to a Year 2000 compliant version in Germany, the Netherlands, Austria, and Colombia, and has also upgraded its financial systems in Italy and the Netherlands. The Company expects to have the operating and financial systems upgraded in Switzerland by the end of September 1999, Venezuela by the end of June 1999, and Argentina by the end of May 1999. Operating systems are expected to be upgraded in Italy by the end of July 1999 and financial systems in Germany and Austria are expected to be upgraded by the end of September 1999. No further testing will be required upon the completion of the upgrade.

     The two most important information technology systems that are not Year 2000 compliant are the operating and financial systems that are installed in the United States and Mexico. The Company is currently upgrading these systems and expects to have the upgrades completed by the end of July 1999.

     With respect to its non-information technology systems, the Company estimates that its resolution and testing phases are virtually complete. Most non-information technology systems were already Year 2000 compliant, but several phone systems and one voice mail system required upgrades that are now completed. The Company has spent approximately $950,000 to date on the discovery, planning, and resolution phases for both information technology and non-information technology systems.

     The Company has budgeted $1,150,000 to complete the remaining Year 2000 compliance program, and believes it has sufficient cash, cash flow, and borrowing availability to meet its cash needs. Costs incurred to modify existing systems are being expensed as incurred.

     As part of its investigation conducted in the discovery phase, the Company prepared a questionnaire that it distributed to approximately 106 of its major suppliers, which supply 75% of the raw materials and finished goods purchased by the Company from third party suppliers. As of May 1, 1999 the Company has received written responses from 80 of these suppliers. Of these, 77 have informed the Company that they do not expect that the dating problems associated with the year 2000 will have a material adverse effect on their ability to continue to supply the Company in accordance with past practice. Based on these replies, the Company does not believe that the inability of any of the suppliers that have not yet responded or have responded unfavorably to the Company's request for information to continue to supply the Company would have a material adverse effect on the Company's business, financial condition or results of operations. The Company intends to seek and identify alternate sources of supply for the affected raw materials and finished products in the event it has not received assurance by June 30, 1999 from the remaining companies that they will be able to supply the Company without material disruption into the year 2000. The Company currently believes there are alternative sources for all such materials.

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

     During the transition period, the Company will continue to utilize the respective country's existing currency as the functional currency. Use of the euro by the Company or its sales consultants is not expected to be significant and will be converted and recorded in the Company's accounting records in the existing functional currency.

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

Information Concerning Forward-Looking Statements

     Certain of the statements contained in this report (other than the Company's consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statement in "Legal Proceedings" that the Company believes that the resolution of the routine legal matters in which it is involved will not have a material adverse effect on the Company's business, financial condition or results of operations; (ii) the statements in "--Business Trends and Initiatives" concerning (a) the Company's intent to respond to competitive pressures in each major geographic marketplace in which it participates, (b) the Company's expectation that it will grow its revenues and consultant base in Mexico, (c) the U.S. business unit's expectation that it will implement a change in the compensation structure for its sales consultants during the second quarter which is expected to generate modest growth in the latter part of the year and (d) the Company's expectation that it will continue to show comparative period declines in sales in Europe for the remainder of the year as well as the expectation that promotional programs planned for the 1999 summer will reduce the rate of decline for the sales in Europe for the remainder of 1999; (iii) the statements in "-- Liquidity and Capital Resources" concerning the Company's expectation that interest expense in 1999 will be approximately $16.0 to $17.0 million; and (b) the Company's belief that it will have sufficient liquidity to meet its cash requirements and working capital needs until the maturity of the Revolving Credit Facility; (iv) the statement in "--Cash Flows" that total capital spending for 1999 is budgeted at approximately $5.0 million, and is expected to increase to $8.0 million in 2000 due to planned modifications to information systems; (v) the statements in "--Foreign Operations" (a) that the Company may enter into foreign currency hedging contracts in the future; and (b) that fluctuations in the peso-to-dollar exchange rate can have a material impact on the Company's earnings; (vi) the statements in "--Year 2000 Issue" concerning
(a) the Company's expectation that the resolution phase for all systems will be complete by the end of the July of 1999; (b) the Company's expectation that it will complete the testing phase for all systems by the end of August of 1999 and the implementation and certification phases by the end of the third quarter of 1999; (c) the Company's expectation that its operating and financial systems will be upgraded in Switzerland by the end of September 1999, Venezuela by the end of June 1999 and Argentina by the end of May 1999; (d) the Company's expectation that its operating systems will be upgraded in Italy by the end of July 1999; (e) the Company's expectation that its financial systems in Germany and Austria will be upgraded by the end of September 1999; (f) the Company's expectation that its information technology upgrades in the United States and Mexico will be completed by the end of July 1999; (g) the Company's belief that it has sufficient cash, cash flow and borrowing availability to meet its cash needs; (h) the Company's belief that the inability of its suppliers to continue to supply the Company would not have a material adverse effect on the Company's business, financial condition or results of operations; (i) the Company's belief that there are alternative sources for potentially affected raw materials and finished products; (j) the Company's identification of its most likely worst case scenario; and (vii) the statements in "--European Economic and Monetary Union" concerning the Company's expectations that (a) use of the euro by the Company or its sales consultants will not be significant and (b) the introduction of the euro will not materially adversely affect its business, financial condition or results of operations; and (viii) other statements as to management's or the Company's expectations or beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Forward-looking statements are based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The factors described in the Company's Annual Report on Form 10-K for the period ended December 31, 1998 (including, without limitation, those discussed in "Business-- Strategy," "--International Operations," "--Distribution," "--Manufacturing," "--Patents and Trademarks," "--Management Information Systems," "--Environmental Matters," "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations," "--Liquidity and Capital Resources," "--Foreign Operations," "-- Year 2000 Issue," and "European Economic and Monetary Union"), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks which arise during the normal course of its business from changes in interest rates and foreign currency exchange rates. The Company has not historically used derivative financial instruments to manage or hedge these risks. See disclosures under Item 7a, "Quantitative and Qualitative Disclosures About Market Risks" in the Company's Annual Report on Form 10-K for the period ended December 31, 1998. No significant changes have occurred during the first quarter of 1999.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     See discussion under "Legal Proceedings" in the Company's Annual Report on Form 10-K for the period ended December 31, 1998 and in footnote six to the Financial Statements included in Item 1 of this document.

Item 2.  Changes in Securities and Use of Proceeds

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     --------

     10.1 Jafra Cosmetics International, Inc. Supplemental Savings Plan, dated October 27, 1998.

     10.2 Jafra Cosmetics International, Inc. Special Supplemental Savings Plan for Non-United States-Source Income, dated January 20, 1999.

     27     Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

     During the quarter ended March 31, 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CDRJ Investments (Lux) S.A.


                                         /s/   James Brill
                                  ---------------------------------------
                                               James Brill
                                  Chief Financial Officer of the Advisory
                                  Committee (Principal Financial Officer)

May 17, 1999

                               INDEX TO EXHIBITS


Exhibit No.  Description
-----------  -----------

10.1 Jafra Cosmetics International, Inc. Supplemental Savings Plan, dated October 27, 1998.

10.2 Jafra Cosmetics International, Inc. Special Supplemental Savings Plan for Non-United States-Source Income, dated January 20, 1999.

27           Financial Data Schedule