Form 10-Q
period 1999-06-30
CDRJ INVESTMENTS LUX S A
filed 1999-08-18
CIK 1068906

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _______ to ________

                       Commission File Number 333-62989

                          CDRJ INVESTMENTS (LUX) S.A.
                          ---------------------------
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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common stock, par value $2.00 per share, outstanding at August 10, 1999 829,940 shares

================================================================================

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                  Index to Financial Statements and Exhibits
          Filed with the Quarterly Report of the Company on Form 10-Q

                        PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited):                            Page
                                                                          ----
             Consolidated Balance Sheets                                       3
             Consolidated Statements of Operations                             4
             Consolidated Statements of Cash Flows                             5
             Notes to Consolidated Financial Statements                        7
Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              15

Item 3.      Quantitative and Qualitative Disclosures About Market Risk       24

                          PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                                25
Item 2.      Changes in Securities and Use of Proceeds                        25
Item 3.      Defaults Upon Senior Securities                                  25
Item 4.      Submission of Matters to a Vote of Security Holders              25
Item 5.      Other Information                                                25
Item 6.      Exhibits and Reports on Form 8-K                                 25
Signature                                                                     26



                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)
                                  (Unaudited)

                                                                        June 30,        December 31,
                                                                         1999               1998
                                                                     -------------    -------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                            $    12,531      $    18,358
 Receivables, net of allowances of $2,160 in 1999
    and $2,284 in 1998                                                     27,515           24,449
 Inventories                                                               25,696           33,195
 Prepaid taxes                                                              8,293            5,835
 Prepaid expenses and other current assets                                  3,408            5,648
                                                                     -------------    -------------
    Total current assets                                                   77,443           87,485

Property and equipment, net                                                54,427           56,238

Other assets:
   Goodwill, net of accumulated amortization of $2,127 in 1999
    and $1,161 in 1998                                                     77,607           77,193
   Trademarks, net of accumulated amortization of $1,810 in 1999
    and $929 in 1998                                                       53,661           53,234
   Deferred financing fees and other, net of accumulated
    amortization of $2,205 in 1999 and $1,407 in 1998                      13,131           14,484
                                                                     -------------    -------------
TOTAL                                                                 $   276,269      $   288,634
                                                                     =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                   $     3,000      $     2,500
  Accounts payable                                                         17,763           25,905
  Accrued liabilities                                                      30,816           34,183
  Income taxes payable                                                        131            1,017
  Deferred income taxes                                                         -              953
                                                                     -------------    -------------
     Total current liabilities                                             51,710           64,558

Long-term debt                                                            139,450          139,000
Deferred income taxes                                                      12,116            8,202
Other long-term liabilities                                                 1,274            1,433
                                                                     -------------    -------------
     Total liabilities                                                    204,550          213,193
                                                                     -------------    -------------

COMMITMENTS AND CONTINGENCIES                                                   -                -

STOCKHOLDERS' EQUITY:
  Common stock, par value $2.00; 1,020,000 shares authorized;
    829,940 shares issued and outstanding                                   1,660            1,660
 Additional paid-in capital                                                81,275           81,275
 Accumulated deficit                                                       (9,903)          (8,041)
 Other comprehensive income (loss) - cumulative foreign
    currency translation adjustment                                        (1,313)             547
                                                                     -------------    -------------
    Total stockholders' equity                                             71,719           75,441
                                                                     -------------    -------------
TOTAL                                                                 $   276,269      $   288,634
                                                                     =============    =============


         See accompanying notes to consolidated financial statements.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)
                                  (Unaudited)

                                                    1999                1998                    1999                1998
                                              -------------    ------------------------    -------------   ------------------------
                                                                            Predecessor                                 Predecessor
                                                                            -----------                                 -----------
                                              Three Months   Two Months       One Month     Six Months      Two Months   Four Months
                                                 Ended         Ended           Ended          Ended           Ended         Ended
                                                June 30       June 30         April 30       June 30         June 30       April 30
                                               -----------   ----------      ----------     ----------      ----------   -----------
Net sales                                      $   71,630    $  41,008       $  20,260      $ 139,590       $  41,008    $   77,282
Cost of sales                                      19,775       12,436           5,940         38,602          12,436        21,682
                                               -----------   ----------      ----------     ----------      ----------   -----------
    Gross profit                                   51,855       28,572          14,320        100,988          28,572        55,600
Selling, general and administrative expenses       45,173       24,949          13,819         88,065          24,949        50,159
Restructuring charge                                2,719          -               -            2,719             -             -
                                               -----------   ----------      ----------     ----------      ----------   -----------
    Income from operations                          3,963        3,623             501         10,204           3,623         5,441
Other income (expense):
   Exchange gain (loss)                               682       (1,297)            106          3,446          (1,297)        1,376
   Interest (expense) income, net                  (4,320)      (2,707)            (35)        (8,222)         (2,707)           78
   Other, net                                          71          157              58             89             157           104
                                               -----------   ----------      ----------     ----------      ----------   -----------
Income (loss) before income taxes                     396         (224)            630          5,517            (224)        6,999
Income tax expense                                  2,558          357             264          7,379             357         2,899
                                               -----------   ----------      ----------     ----------      ----------   -----------

Net income (loss)                              $   (2,162)   $    (581)      $     366      $  (1,862)      $    (581)   $    4,100
                                               ===========   ==========      ==========     ==========      ==========   ===========


         See accompanying notes to consolidated financial statements.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)



                                                                                1999                          1998
                                                                             -----------        ---------------------------------
                                                                                                                    Predecessor
                                                                                                                   --------------
                                                                               Six Months        Two Months          Four Months
                                                                             Ended June 30      Ended June 30      Ended April 30
                                                                             -------------      --------------     --------------
Cash flows from operating activities:
    Net income (loss)                                                        $ (1,862)          $    (581)             $ 4,100
    Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
         Depreciation and amortization                                          3,680               1,009                1,363
         Amortization of deferred financing fees                                  798                 274                  -
         Deferred income taxes                                                  2,961              (1,113)                 375
         Unrealized foreign exchange gain                                      (3,361)               -                     -
         Changes in assets and liabilities:
           Receivables, net                                                    (1,239)              1,392               (2,063)
           Inventories                                                          5,207                 766                 (512)
           Prepaid expenses and other current assets                            2,240              (6,139)              (7,457)
           Other assets                                                           367              (1,326)               3,948
           Accounts payable and accrued liabilities                            (6,497)              8,526               (7,144)
           Income taxes payable/prepaid                                        (2,938)              5,419                 (247)
           Other long-term liabilities                                           (159)                (37)                (408)
                                                                            ----------          ----------            ---------
             Net cash provided by (used in) operating activities                 (803)              8,190               (8,045)
                                                                            ----------          ----------            ---------

Cash flows from investing activities:
    Payments of previously accrued Acquisition fees                            (1,784)                -                    -
    Proceeds from sales of property and equipment                                 -                   -                  8,811
    Purchases of property and equipment                                        (2,759)               (464)              (6,124)
    Purchase of Jafra Business, net of cash received of $2,339                    -              (184,732)                 -
    Withholding taxes on purchase price                                           -               (12,929)                 -
    Purchases of marketable securities                                            -                   -                    (97)
                                                                            ----------          ----------            ---------
             Net cash provided by (used in) investing activities               (4,543)           (198,125)               2,590
                                                                            ----------          ----------            ---------

Cash flows from financing activities:
    Net borrowings under revolving credit facility                              2,200                 -                    -
    Principal repayments under term loan facility                              (1,250)                -                    -
    Capital contributions by Gillette                                             -                   -                  5,013
    Transactions with Gillette and other divisions                                -                   -                (13,792)
    Proceeds from issuance of subordinated debt                                   -               100,000                  -
    Proceeds from issuance of revolving credit facility                           -                15,000                  -
    Proceeds from term loan                                                       -                25,000                  -
    Contribution of equity                                                        -                78,722                  -
    Deferred financing fees                                                       -               (10,468)                 -
                                                                            ----------          ----------            ---------
             Net cash provided by (used in) financing activities                  950             208,254               (8,779)

Effect of exchange rate changes on cash                                        (1,431)               (176)                (333)
Effect of accounting calendar change on cash                                      -                   -                  6,276
                                                                            ----------          ----------            ---------
Net increase (decrease) in cash and cash equivalents                           (5,827)             18,143               (8,291)
Cash and cash equivalents at beginning of period                               18,358                 228               10,231
                                                                            ----------          ----------            ---------
Cash and cash equivalents at end of period                                  $  12,531           $  18,371             $  1,940
                                                                            ==========          ==========            =========

         See accompanying notes to consolidated financial statements.
                                                                     (Continued)

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONCLUDED)

Non-cash investing and financing activities:

     During the second quarter of 1999, the Company transferred inventory with a book value of approximately $2.3 million and fixed assets with a net book value of approximately $3.8 million to a third party contractor in connection with a manufacturing outsourcing agreement, in exchange for notes receivable with present values of $2.1 million and $1.5 million, respectively (See Note 8). The resulting loss of approximately $2.5 million was recorded as a charge against the restructuring accrual established in connection with the Acquisition.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1) Basis of Presentation

  The unaudited interim consolidated financial statements of CDRJ Investments
(Lux) S.A. (the "Parent" or the "Company") and subsidiaries and Jafra Cosmetics International (the "Predecessor") have been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of June 30, 1999, and for all the interim periods presented.

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

  The accompanying consolidated financial statements as of and for the three and six month periods ended June 30, 1999 and for the two months ended June 30, 1998 reflect the operations of the Parent and its subsidiaries. The accompanying combined financial statements for the one and four month periods ended April 30, 1998 reflect the operations of the Jafra Business prior to the Acquisition and are referred to as the "Predecessor" operations. All significant intercompany or interdivisional accounts and transactions between entities comprising the Jafra Business have been eliminated in consolidation and combination. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

  The purchase price of the Jafra Business was $212.3 million (consisting of the $202.5 million cash purchase price, $2.5 million of which was determined and paid subsequent to the Acquisition date, and $9.8 million of Acquisition fees). During 1999, the final amount of fees related to the Acquisition and the concurrent issuance of debt was determined to be $21.7 million. $9.8 million of such fees were allocated as Acquisition fees, and were accounted for as goodwill in the purchase price allocation. $11.9 million of such fees were capitalized as deferred financing fees, which are being amortized over the term of the related debt.

  In 1998, the Predecessor changed the reporting period for its foreign operations from a fiscal year ending November 30 to a calendar year ending December 31. The line item denoted "Effect of accounting calendar change on cash" in the combined statements of cash flows represents the change in the cash balance of the Predecessor's foreign operations from November 30, 1997 to December 31, 1997.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

                                  Six Months
                                     Ended
                                   June 30,
                                     1998
                                  -----------
             Net sales            $ 118,290
             Net loss             $  (1,081)

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

     In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and will be effective January 1, 2001. The Company is currently analyzing the impact on the financial statements of adopting this standard.

(2)  Inventories

     Inventories consist of the following (in thousands):

                                    June 30,            December 31,
                                     1999                  1998
                                    --------            ------------
     Raw materials and supplies     $  7,398              $  7,553
     Finished goods                   18,298                25,642
                                    --------            ------------
     Total inventories              $ 25,696              $ 33,195
                                    ========            ============

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(3)  Property and Equipment

     Property and equipment consist of the following (in thousands):

                                    June 30,            December 31,
                                     1999                  1998
                                    --------            ------------
     Land                           $ 20,780              $ 20,126
     Buildings                        17,206                16,608
     Machinery and equipment          20,022                22,256
                                    --------              --------
                                      58,008                58,990
     Less accumulated depreciation     3,581                 2,752
                                    --------              --------
     Property and equipment, net    $ 54,427              $ 56,238
                                    ========              ========

(4)  Income Taxes

     The actual income tax rate differs from the "expected" income tax rate (computed by applying the U.S. federal corporate rate of 35% to income before income taxes) for the three and six month periods ended June 30, 1999 principally as a result of valuation allowances applied to losses by the U.S. entity, JCI, and certain foreign subsidiaries, and a higher effective tax rate in the Mexico entity, Jafra S.A., due to certain inflation-related income tax adjustments.

(5)  Comprehensive Income (Loss)

  Comprehensive income (loss) is summarized as follows (in thousands):

                                              1999                 1998                 1999               1998
                                            --------       -----------------------    --------    -----------------------
                                                                        Predecessor                           Predecessor
                                                                        -----------                           -----------
                                            Three Months   Two Months    One Month    Six Months  Two Months  Four Months
                                                Ended         Ended        Ended         Ended       Ended       Ended
                                               June 30       June 30     April 30       June 30     June 30     April 30
                                            ------------   ----------    ---------    ----------  ----------  -----------

Net income (loss)                           $ (2,162)      $   (581)     $   366      $  (1,862)  $   (581)   $   4,100
Foreign currency translation adjustment         (197)          (176)         (63)        (1,860)      (176)        (333)
                                            --------       --------      -------      ---------   --------    ---------
Comprehensive income (loss)                 $ (2,359)      $   (757)     $   303      $  (3,722)  $   (757)   $   3,767
                                            ========       ========      =======      =========   ========    =========

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

     JCI and Jafra S.A. have each guaranteed the obligations under the 11 3/4% Subordinated Notes due 2008 (the "Notes") which were issued in conjunction with the Acquisition on April 30, 1998. The following consolidating financial statement data segregate between those entities that guarantee the Notes ("Guarantor entities") and those entities that do not guarantee the Notes ("Nonguarantor entities"); in addition, European business segment information is separately disclosed. Prior to the Acquisition, JCI and Jafra S.A. were Jafra Cosmetics International, Inc., a California corporation, and Grupo Jafra, respectively, as defined below. The Nonguarantor entities are the

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Parent's indirect European subsidiaries in Germany, the Netherlands, Switzerland, Italy, Austria and Poland and its indirect South American subsidiaries in Colombia, Argentina, Venezuela and Brazil. The Company's subsidiaries in Poland and Brazil did not begin incurring costs until the third quarter of 1998.

  The accounting policies of the business segments are the same as those described in the summary of significant accounting policies except that the disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which the Company's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Company evaluates performance based on stand alone business segment operating results, including allocations of corporate expenses based upon revenues, which differs from the legal and statutory allocations. Additionally, the Company accounts for intersegment sales as inventory transfers.

  Consolidating condensed statement of operations data for the three months ended June 30, 1999 and the two months ended June 30, 1998 and combining condensed statement of operations data for the one month ended April 30, 1998 are summarized as follows (in thousands):

                                                               Three months ended June 30, 1999
                                              ------------------------------------------------------------------
                                                   Guarantor Entities               Nonguarantor
                                              ---------------------------------       Entities
                                                 JCI      Jafra S.A.             ------------------      Total
                                                (U.S.)     (Mexico)     Total      Europe    Other    Consolidated
                                              --------    ----------  ---------   --------- -------   ------------
Net sales                                      $17,764     $41,390     $59,154     $ 8,203   $4,273      $71,630
Cost of sales                                    5,145      11,202      16,347       2,052    1,376       19,775
                                               -------     -------     -------     -------   ------      -------
Gross profit                                    12,619      30,188      42,807       6,151    2,897       51,855
Selling, general and administrative expenses:
 Business segment                               11,389      19,665      31,054       6,320    3,276       40,650
 Allocated corporate expenses                    1,121       2,614       3,735         518      270        4,523
Restructuring charge                             2,719         -         2,719         -        -          2,719
                                               -------     -------     -------     -------   ------      -------
Income (loss) from operations                   (2,610)      7,909       5,299        (687)    (649)       3,963
Other expense (income)                           2,442         880       3,322         264      (19)       3,567
                                               -------     -------     -------     -------   ------      -------
Income (loss) before income taxes               (5,052)      7,029       1,977        (951)    (630)         396
Income taxes                                         1       2,532       2,533          17        8        2,558
                                               -------     -------     -------     -------   ------      -------
Net income (loss)                              $(5,053)    $ 4,497     $  (556)    $  (968)  $ (638)     $(2,162)
                                               =======     =======     =======     =======   ======      =======

                                                               Two months ended June 30, 1998
                                              ------------------------------------------------------------------
                                                   Guarantor Entities              Nonguarantor
                                              --------------------------------       Entities
                                                 JCI    Jafra S.A.              -------------------      Total
                                                (U.S.)   (Mexico)      Total     Europe    Other      Consolidated
                                              --------  ----------  ----------  --------- ---------   ------------
Net sales                                       $12,962    $18,951     $31,913     $ 6,583   $2,512      $41,008
Cost of sales                                     4,077      6,058      10,135       1,693      608       12,436
                                                -------    -------     -------     -------   ------      -------
Gross profit                                      8,885     12,893      21,778       4,890    1,904       28,572
Selling, general and administrative expenses:
 Business segment                                 7,431      7,677      15,108       5,439    2,042       22,589
 Allocated corporate expenses                       745      1,091       1,836         379      145        2,360
                                                -------    -------     -------     -------   ------      -------
Income (loss) from operations                       709      4,125       4,834        (928)    (283)       3,623
Other expense (income)                            1,017      3,287       4,304        (460)       3        3,847
                                                -------    -------     -------     -------   ------      -------
Income (loss) before income taxes                  (308)       838         530        (468)    (286)        (224)
Income taxes                                        -          357         357         -        -            357
                                                -------    -------     -------     -------   ------      -------
Net income (loss)                               $  (308)   $   481     $   173     $  (468)  $ (286)     $  (581)
                                                =======    =======     =======     =======   ======      =======

                   CDJR INVESTMENTS (LUX) AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                                                                      One Month ended April 30, 1998
                                                --------------------------------------------------------------------------
                                                    Guarantor Entities
                                                ---------------------------- Nonguarantor
                                                 JCI     Grupo Jafra           Entities     Other                  Total
                                                (U.S.)    (Mexico)    Total    (Europe)    Regions  Eliminations  Combined
                                                ------   ----------- -------  ----------  --------- ------------  --------
Net sales                                       $ 6,680   $ 8,762    $15,442   $3,412     $ 1,406    $    -       $ 20,260
Cost of sales                                     2,845     1,952      4,797      659         385         99         5,940
                                                -------   -------    -------   ------     -------    -------      --------
Gross Profit                                      3,835     6,810     10,645    2,753       1,021        (99)       14,320
Selling, general and administrative expenses:
  Business segment                                3,503     5,212      8,715    2,686       1,321         -         12,722
  Allocated corporate expenses                      362       474        836      185          76         -          1,097
                                                -------   -------    -------   ------     -------    -------      --------
Income (loss) from operations                       (30)    1,124      1,094     (118)       (376)       (99)          501
Other expense (income)                              680    (1,139)      (459)     314          16         -           (129)
                                                -------   -------    -------   ------     -------    -------      --------
Income (loss) before income taxes                  (710)    2,263      1,553     (432)       (392)       (99)          630
Income taxes                                          1       604        605     (341)         -          -            264
                                                -------   -------    -------   ------     -------    -------      --------
Net income (loss)                               $  (711)  $ 1,659    $   948   $  (91)    $ (392)    $   (99)     $    366
                                                =======   =======    =======   ======     ======      ======      ========

   Consolidated condensed statement of operations data for the six months ended June 30, 1999 and the two months ended June 30, 1998 and combining condensed statement of operations data for the four months ended April 30, 1998 are summarized as follows (in thousands):

                                                                Six months ended June 30, 1999
                                                ----------------------------------------------------------------
                                                    Guarantor Entities
                                               -----------------------------  Nonguarantor Entities
                                                 JCI     Jafra S.A.           ---------------------    Total
                                                (U.S.)    (Mexico)    Total     Europe      Other   Consolidated
                                               -------   ----------- -------  ----------  --------- ------------
Net sales                                       $35,053   $80,655    $115,708  $16,420    $  7,462    $139,590
Cost of sales                                    10,932    21,434      32,366    3,903       2,333      38,602
                                               --------   -------    --------  -------    --------    --------
Gross profit                                     24,121    59,221      83,342   12,517       5,129     100,988
Selling, general and administrative expenses:
 Business segment                                21,391    38,198      59,589   13,580       6,322      79,491
 Allocated corporate expenses                     2,153     4,954       7,107    1,006         461       8,574
Restructuring charge                              2,719         -       2,719        -           -       2,719
                                               --------   -------    --------  -------    --------    --------
Income (loss) from operations                    (2,142)   16,069      13,927   (2,069)     (1,654)     10,204
Other expense (income)                            4,493      (707)      3,786    1,039        (138)      4,687
                                               --------   -------    --------  -------    --------    --------
Income (loss) before income taxes                (6,635)   16,776      10,141   (3,108)     (1,516)      5,517
Income taxes                                         46     7,280       7,326       28          25       7,379
                                               --------   -------    --------  -------    --------    --------
Net income (loss)                              $ (6,681)  $ 9,496    $  2,815  $(3,136)   $ (1,541)   $ (1,862)
                                               ========   =======    ========  =======    ========    ========

                                                                     Two months ended June 30, 1998
                                                ----------------------------------------------------------------
                                                    Guarantor Entities
                                               -----------------------------  Nonguarantor Entities
                                                 JCI     Jafra S.A.           ---------------------    Total
                                                (U.S.)    (Mexico)    Total     Europe      Other   Consolidated
                                               -------   ----------- -------  ----------  --------- ------------
Net sales                                      $ 12,962   $ 18,951   $ 31,913  $ 6,583    $  2,512    $ 41,008
Cost of sales                                     4,077      6,058     10,135    1,693         608      12,436
                                                -------   --------   --------  -------    --------    --------
Gross profit                                      8,885     12,893     21,778    4,890       1,904      28,572
Selling, general and administrative expenses:
 Business segment                                 7,431      7,677     15,108    5,439       2,042      22,589
 Allocated corporate expenses                       745      1,091      1,836      379         145       2,360
                                                -------   --------   --------  -------    --------    --------
Income (loss) from operations                       709      4,125      4,834     (928)       (283)      3,623
Other expense (income)                            1,017      3,287      4,304     (460)          3       3,847
                                                -------   --------   --------  -------    --------    --------
Income (loss) before income taxes                  (308)       838        530     (468)       (286)       (224)
Income taxes                                         -         357        357       -           -          357
                                                -------   --------   --------  -------    --------    --------
Net income (loss)                               $  (308)  $    481   $    173  $  (468)   $   (286)   $   (581)
                                                =======   ========   ========  =======    ========    ========

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                                        Four months ended April 30, 1998
                                              -----------------------------------------------------------------------------------
                                                     Guarantor Entities
                                             ---------------------------------   Nonguarantor
                                                JCI     Grupo Jafra                Entities    Other                      Total
                                               (U.S.)     (Mexico)      Total      (Europe)   Regions     Eliminations   Combined
                                             ---------  ----------    --------   ------------ -------     ------------   --------
Net sales                                    $ 23,611    $ 35,722     $ 59,333   $ 13,047     $4,902       $    -      $ 77,282
Cost of sales                                   7,775       9,984       17,759      2,962      1,238          (277)      21,682
                                             --------    --------     --------   --------     ------       -------     --------
Gross profit                                   15,836      25,738       41,574     10,085      3,664           277       55,600
Selling, general and administrative expenses:
 Business segment                              14,367      18,276       32,643      9,779      3,792            -        46,214
 Allocated corporate expenses                   1,206       1,823        3,029        666        250            -         3,945
                                             --------    --------     --------   --------     ------       -------     --------
Income (loss) from operations                     263       5,639        5,902       (360)      (378)          277        5,441
Other expense (income)                            864      (2,791)      (1,927)       353         16            -        (1,558)
                                             --------    --------     --------   --------     ------       -------     --------
Income (loss) before income taxes                (601)      8,430        7,829       (713)      (394)          277        6,999
Income taxes                                        1       2,524        2,525        374         -             -         2,899
                                             --------    --------     --------   --------     ------       -------     --------
Net income (loss)                            $   (602)   $  5,906     $  5,304   $ (1,087)    $ (394)      $   277     $  4,100
                                             ========    ========     ========   ========     ======       =======     ========

Consolidating condensed balance sheet data as of June 30, 1999 is summarized as follows (in thousands):

                                                                           As of June 30, 1999
                                       --------------------------------------------------------------------------------------------
                                                   Guarantor Entities
                                      ------------------------------------------  Nonguarantor Entities
                                        JCI      Jafra S.A.                       ----------------------                 Total
                                       (U.S.)     (Mexico)     Parent    Total    Europe           Other  Eliminations Consolidated
                                      --------  -----------   --------  -------- ---------        ------- ------------ ------------
Assets
Current assets:
 Cash and cash equivalents            $  1,009   $  8,165      $  10    $  9,184  $ 1,862         $ 1,485   $       -    $ 12,531
 Receivables                             5,140     17,074          -      22,214    3,345           1,956           -      27,515
 Inventories                             5,024     14,333          -      19,357    3,459           3,482        (602)     25,696
 Other current assets                   29,796     10,082          7      39,885    2,305             601     (31,090)     11,701
                                      --------   --------    -------    --------  -------         -------    --------    --------
   Total current assets                 40,969     49,654         17      90,640   10,971           7,524     (31,692)     77,443
Property and equipment                  21,117     30,511          -      51,628    2,172             627         -        54,427
Other assets:
 Goodwill, net                          34,404     34,334        187      68,925    7,884             798         -        77,607
 Trademarks                             20,388     27,816        194      48,398    4,827             436         -        53,661
 Other                                   8,521      4,347     71,923      84,791    1,183               9     (72,852)     13,131
                                      --------   --------    -------    --------  -------         -------    --------    --------
Total                                 $125,399   $146,662    $72,321    $344,382  $27,037         $ 9,394   $(104,544)   $276,269
                                      ========   ========    =======    ========  =======         =======   =========    ========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable and accrued
   expenses                           $ 16,753   $ 23,726    $    -     $ 40,479 $  6,234          $2,088    $   (222)   $ 48,579
 Other current liabilities               2,727     11,124         -       13,851   18,600           1,548     (30,868)      3,131
                                      --------   --------    -------    --------  -------          -------   --------    --------
   Total current liabilities            19,480     34,850         -       54,330   24,834           3,636     (31,090)     51,710
Total long term debt                    90,700     48,750         -      139,450       -             -             -      139,450
Other liabilities                           -      12,116         -       12,116    1,274            -             -       13,390
                                      --------   --------      -----    --------  -------          -------   --------    --------
Total liabilities                      110,180     95,716         -      205,896   26,108           3,636     (31,090)    204,550
Stockholders' equity                    15,219     50,946     72,321     138,486      929           5,758     (73,454)     71,719
                                      --------   --------    -------    --------  -------          -------   ---------   --------
Total                                 $125,399   $146,662    $72,321    $344,382  $27,037           $9,394   $(104,544)  $276,269
                                      ========   ========    =======    ========  =======          =======   =========   ========

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


    Consolidated condensed statement of cash flows data for the six months ended June 30, 1999 and the two months ended June 30, 1998, and combining condensed statement of cash flows data for the four months ended April 30, 1998 is summarized as follows (in thousands):

                                                                           Six months ended June 30, 1999
                                            ----------------------------------------------------------------------------------------
                                                              Guarantor Entities                      Nonguarantor
                                            ---------------------------------------------------         Entities
                                                 JCI        Jafra S.A.                            --------------------     Total
                                                (U.S.)      (Mexico)        Parent      Total       Europe       Other  Consolidated
                                             ------------  ------------  ------------  --------   ----------    ------- ------------
Net cash provided by (used in)
 Operating activities                          $ (2,826)    $ 3,489        $   -       $   663      ($2,080)     $  614    $  (803)
 Investing activities                            (2,468)     (1,323)           -        (3,791)        (176)       (576)    (4,543)
 Financing activities                             5,950      (5,000)           -           950          -           -          950
Effect of exchange rate changes on cash             -        (1,046)           -        (1,046)         194        (579)    (1,431)
Cash at beginning of period                         353      12,045             10      12,408        3,924       2,026     18,358
                                               --------     -------         ------     -------       ------      ------    -------
Cash at end of period                            $1,009     $ 8,165         $   10     $ 9,184       $1,862      $1,485    $12,531
                                               ========     =======         ======     =======       ======      ======    =======



                                                                          Two months ended June 30, 1998
                                            ------------------------------------------------------------------------------
                                                       Guarantor Entities                 Nonguarantor
                                            -----------------------------------------       Entities
                                                 JCI        Jafra S.A.                --------------------       Total
                                                (U.S.)       (Mexico)       Total       Europe      Other     Consolidated
                                             ------------  ------------  ------------ ----------   -------    ------------

Net cash provided by (used in)
 Operating activities                          $    246    $  6,032      $   6,278    $    252      $ 1,660     $   8,190
 Investing activities                           (83,832)    (90,556)      (174,388)    (19,376)      (4,361)     (198,125)
 Financing activities                            89,422      92,247        181,669      21,264        5,321       208,254
Effect of exchange rate changes on cash             -           -              -          (171)          (5)         (176)
Cash at beginning of period                         -           -              -           -            228           228
                                                -------    --------      ---------    --------      -------     ---------
Cash at end of period                           $ 5,836    $  7,723      $  13,559    $  1,969      $ 2,843     $  18,371
                                                =======    ========      =========    ========      =======     =========

                                                                          Four months ended April 30, 1998
                                             --------------------------------------------------------------------------------
                                                        Guarantor Entities
                                             ----------------------------------------  Nonguarantor
                                                 JCI       Grupo Jafra                   Entities      Other         Total
                                                (U.S.)       (Mexico)       Total        (Europe)     Regions       Conbined
                                             ------------  ------------  ------------  ------------  ---------    -----------
Net cash provided by (used in)
 Operating activities                           $ 1,361    $ (7,425)      $ (6,064)     $ (7,860)     $ 5,879        $ (8,045)
 Investing activities                              (528)        546             18          (242)       2,814           2,590
 Financing activities                            (1,138)     (6,232)        (7,370)        7,276       (8,685)         (8,779)
Effect of exchange rate changes on cash              -         (181)          (181)          364         (516)           (333)
Effect of accounting calendar change
 on cash (Note 1)                                    -        6,358          6,358           (82)         -             6,276
Cash at beginning of period                         759       7,458          8,217         1,370          644          10,231
                                                -------   ---------       --------       -------      -------        --------
Cash at end of period                           $   454    $    524       $    978       $   826      $   136        $  1,940
                                                =======   =========       ========       =======      =======        ========

                                      13

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(8) Restructuring Charges and Related Accruals

    In connection with the Acquisition, the Company initially recorded a $4.0 million accrual for restructuring and rationalization costs (the "Acquisition Accrual"). This accrual related to the planned realignment of the Company's operations subsequent to the Acquisition. As of the consummation of the Acquisition, senior management began formulating a plan to close certain distribution facilities and involuntarily terminate certain employees.

    Prior to April 30, 1999 (the one year anniversary of the Acquisition), the Company finalized plans related to the closure of certain worldwide facilities, principally the closure and outsourcing of the U.S. product manufacturing functions. These restructuring plans included the transfer of certain inventory and the sale of fixed assets at a loss to a third party contractor (the "Contractor") and the termination of certain employees. As a result of these restructuring plans, the total cost of the Acquisition Accrual is now estimated to be approximately $4.6 million, resulting in a net increase to goodwill of approximately $0.6 million. As of June 30, 1999, the remaining liability for the Acquisition Accrual was approximately $0.3 million.

    The components of the Acquisition Accrual are summarized as follows (in thousands):

       Disposal of fixed assets                      $  2,336
       Severance                                        1,724
       Lease termination costs                            397
       Other                                              150
                                                    ---------
                                                     $  4,607
                                                    =========

    In June 1999, the Company announced certain employee terminations related to outsourcing the U.S. product manufacturing functions. The related estimated cost of approximately $2.7 million was charged to income from operations in the accompanying consolidated statements of operations. At June 30, 1999, the remaining liability for such charges was approximately $2.4 million.

    The fixed assets and inventory sold to the Contractor were paid for with secured promissory notes. The promissory note for the fixed assets of approximately $1.5 million bears interest at an annual rate of 8%, and is payable in monthly installments over three years, commencing January 1, 2000. The promissory note for inventory of approximately $2.3 million is non-interest bearing, and is payable in monthly installments over one year, commencing October 1, 1999. At June 30, 1999, approximately $1.8 million of notes from the Contractor (reflected at fair value, net of discount), as well as approximately $0.3 million of unsecured accounts receivable, were included in receivables and approximately $1.8 million of additional notes from the Contractor were included in other assets in the accompanying consolidated balance sheets.

    In connection with the sale of the fixed assets and inventory, the Company and the Contractor entered into a manufacturing agreement (the "Manufacturing Agreement"). Pursuant to the Manufacturing Agreement, and subject to the terms and conditions set forth therein, the Contractor has agreed to manufacture all of the Company's requirements for certain cosmetic and skin care products for an initial term of five years. Following the expiration of the initial five-year term, the Manufacturing Agreement will be automatically extended for additional one-year terms unless terminated by six months' prior written notice by either party. The Manufacturing Agreement provides for price renegotiations by the Contractor if the Company's quarterly or annual purchase volume falls below specified minimums. In addition, the Company is obligated to purchase materials acquired by the Contractor based upon product forecasts provided by the Company if the Contractor is unable to sell such materials to another party. The Contractor is solely responsible for obtaining the inventory, manufacturing the inventory at its current location in Chino, California, complying with applicable laws and regulations, and performing quality assurance functions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    CDRJ Investments (Lux) S.A., a Luxembourg societe anonyme ("Parent") is a holding company that conducts all of its operations through its subsidiaries. Prior to the consummation of the acquisition (the "Acquisition") by the Parent of the Jafra Business (as defined) from The Gillette Company ("Gillette"), the terms "Company" and "Jafra" refer to the various subsidiaries and divisions of Gillette conducting the worldwide Jafra cosmetics business (the "Jafra Business"), and, following the consummation of the Acquisition of Jafra, collectively to the Parent and its subsidiaries. On April 30, 1998, the Parent completed the Acquisition of Jafra from Gillette. The Parent was organized to effect the Acquisition. The Acquisition was sponsored by Clayton, Dubilier & Rice, Inc. ("CD&R"), a private investment firm specializing in acquisitions that involve management participation. As part of the financing for the Acquisition, Clayton, Dubilier & Rice Fund V Limited Partnership ("CD&R Fund V"), certain members of new management, certain new directors and other persons made an equity investment in the Parent of approximately $82.9 million in cash. In addition, $100.0 million of 11 3/4% Senior Subordinated Notes due 2008 (the "Notes") were issued and the Company entered into a credit agreement (the "Senior Credit Agreement") with certain lenders. The Senior Credit Agreement provides for senior secured credit facilities, including a $25.0 million term loan facility (the "Term Loan Facility"), all of which was drawn at the closing of the Acquisition, and a $65.0 million revolving credit facility (the "Revolving Credit Facility"). The purchase price for the Jafra Business was approximately $212.3 million (excluding $11.9 million of financing fees and expenses), consisting of $202.5 million in cash ($2.5 million of which was determined and paid subsequent to the Acquisition date) and $9.8 million of Acquisition fees.

General

    The following discussion of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the accompanying consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements as of and for the period ended December 31, 1998, included in the Company's Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results that may be expected for future periods.

Business Trends and Initiatives

    The markets in which the Company competes are highly competitive. Price, quality, and a broad range of product offerings are the dominant competitive factors in the cosmetics direct selling industry. The Company intends to respond to competitive pressures in each major geographic marketplace in which it participates. The timing of these responses, which may occur sooner in certain markets than in others, may impact future quarterly results.

    The Company has experienced significant sales growth in Mexico over the last six quarters, due in large part to an increase in the number of sales consultants. The Company's Mexican subsidiary generated 57.8% of the Company's consolidated net sales for the first six months of 1999, compared to 47.7% for the full year in 1998. The year to year sales growth for the six months ended June 30,1999 was 47.5% in U.S. dollars and 69.6% in local currency. The Company expects to continue to grow its revenues and consultant base in Mexico, but no assurance can be given that sales in Mexico will continue to increase at these rates.

    In the U.S., net sales for the first six months of 1999 declined 4.2% primarily due to reduced productivity of sales consultants. During the second quarter of 1999, the Company implemented a change in its compensation structure for its U.S. sales consultants that is expected to stimulate productivity and generate modest growth for the remainder of the year, and the Company expects full year U.S. 1999 sales to be at or slightly above 1998 sales.

    The Company's European sales for the first six months of 1999 declined at a rate of approximately 16.4% from the comparable period of the prior year, primarily due to declines in both the number and productivity of sales consultants. The Company expects to continue to show comparative period declines in sales in Europe for the remainder of the year, although promotional programs planned for the summer are expected to reduce the rate of decline for the remainder of 1999.

    As a result of these differential growth rates, the Company expects, but no assurance can be given, that its percentage of net sales in Mexico will increase for the near term.

Restructuring Charges

  In connection with the Acquisition, the Company initially recorded a $4.0 million accrual for restructuring and rationalization costs (the "Acquisition Accrual"). This accrual related to the planned realignment of the Company's
operations subsequent to the Acquisition.   Prior to April 30, 1999 (the one
year anniversary of the Acquisition), the Company finalized plans related to the closure of certain worldwide facilities, principally the closure and outsourcing of the U.S. product manufacturing functions. These restructuring plans included the transfer of certain inventory and the sale of fixed assets at a loss to a third party contractor (the "Contractor") and the termination of certain employees. As a result of these restructuring plans, the total cost of the Acquisition Accrual is now estimated to be approximately $4.6 million, resulting in an increase to goodwill of approximately $0.6 million.

  In June 1999, the Company announced certain employee terminations related to outsourcing the U.S. product manufacturing functions. The related estimated cost of approximately $2.7 million was charged to income from operations in the accompanying consolidated statements of operations. At June 30, 1999, the remaining liability for such charges was approximately $2.4 million. Based upon anticipated production volumes, the Company believes, but no assurance can be given, that, beginning in the third quarter of 1999, it will realize annualized cost savings of approximately $2.5 to $3.0 million as a result of this outsourcing.

Results of Operations

  The following table represents selected components of the Company's results of operations, in millions of dollars and as percentages of net sales. The table reflects the consolidated operations of the Company for the three and six month periods ended June 30, 1999 and 1998, respectively.

                                                      Three Months Ended June 30,               Six Months Ended June 30,
                                                 ----------------------------------        ----------------------------------
                                                        1999              1998 (1)             1999                1998 (1)
                                                ----------------     --------------        ---------------    ---------------
                                                             (in millions)                            (in millions)
Net sales                                       $71.6     100.0 %   $61.3   100.0 %       $139.6     100.0 %  $118.3   100.0 %
Cost of sales                                    19.7      27.5      18.4    30.0           38.6      27.7      34.1    28.8
                                                -----     -----     -----   -----         ------     -----    ------   -----
Gross profit                                     51.9      72.5      42.9    70.0          101.0      72.3      84.2    71.2
Selling, general & administrative expenses       45.2      63.1      38.8    63.3           88.1      63.1      75.1    63.5
Restructuring charge                              2.7       3.8       -       0.0            2.7       1.9        -      0.0
                                                -----     -----     -----   -----         ------     -----    ------   -----
Income from operations                            4.0       5.6       4.1     6.7           10.2       7.3       9.1     7.7
Exchange gain (loss)                              0.7       1.0      (1.2)   (1.9)           3.4       2.5       0.1     0.1
Interest income (expense), net                   (4.3)     (6.0)     (2.7)   (4.5)          (8.2)     (5.9)     (2.6)   (2.2)
Other income (expense), net                       -         0.0       0.2     0.4            0.1       0.1       0.2     0.2
                                                -----     -----     -----   -----         ------     -----    ------   -----
Income before income taxes                        0.4       0.6       0.4     0.7            5.5       4.0       6.8     5.8
Income tax expense                                2.6       3.6       0.6     1.0            7.4       5.3       3.3     2.8
                                                -----     -----     -----   -----         ------     -----    ------   -----
Net income (loss)                               $(2.2)     (3.0)%   $(0.2)   (0.3)%       $ (1.9)    (1.3)%   $  3.5     3.0 %
                                                =====     =====     ======  =====         ======     =====    ======   =====

(1) Pursuant to the terms of the Acquisition Agreement, the Company was acquired by Parent on April 30, 1998. Accordingly, for purposes of Management's Discussion and Analysis of Financial Conditions and Results of Operations, the results of operations for the three and six month periods ended June 30, 1998 are a combination of the historical results of the predecessor for the one and four month periods ended April 30, 1998 and the Company's results of operations for the two month period ended June 30, 1998.

Three months ended June 30, 1999 compared to the three months ended June 30,
1998

  Net sales.   Net sales for the second quarter of 1999 increased to $71.6 million from $61.3 million in the second quarter of 1998, an increase of $10.3 million, or 16.8%. Sales in local currencies for the second quarter of 1999 increased by 25.9% over the comparable prior year period. The Company's number of sales consultants worldwide increased to approximately 284,000, or 20.8%, over the June 30, 1998 total.

  In Mexico, net sales increased to $41.4 million for the second quarter of 1999 from $27.7 million in the second quarter of 1998, an increase of $13.7 million, or 49.4%, while the number of sales consultants increased to approximately 185,000, or 37.0%. Sales in Mexico in local currency increased by 66.3% over the comparable prior year period. The significant year to year increase was driven by the larger sales consultant base, product price increases and the introduction of new products.

  In the U.S., net sales declined to $17.8 million for the second quarter of 1999 from $19.6 million in the second quarter of 1998, a decrease of $1.8 million, or 9.2%, while the number of sales consultants decreased to approximately 60,000, or 3.2% from June 30, 1998. The decrease in net sales and productivity of sales consultants is due primarily to a change in the qualification period of a major promotional program in 1999, in addition to reduced volume of promotional products. Net sales related to promotional activities, which tend to increase the productivity of sales consultants, but typically at a lower margin, decreased by $0.8 million from period to period.

  In Europe, net sales declined to $8.2 million in the second quarter of 1999 from $10.0 million in the second quarter of 1998, a decrease of $1.8 million, or 18.0%. The decrease in net sales is primarily due to a decline in both the number and productivity of sales consultants. The number of sales consultants
in Europe decreased to approximately 18,000, or 7.7%, from June 30, 1998.   The
Company's European management team implemented certain new promotional activities in the second quarter of 1999 that are intended to increase the net sales level and sponsoring of new sales consultants during the latter part of 1999.

  Gross profit.   Gross profit in the second quarter of 1999 increased to $51.9 million from $42.9 million in the comparable prior year period, an increase of $9.0 million, or 21.0%. Gross profit as a percentage of sales (gross margin) increased to 72.4% from 70.0%. Cost of sales for 1998 included $0.8 million relating to the sale of certain inventories that were revalued in conjunction with the Acquisition. Excluding the effect of this item, the adjusted gross margin for the second quarter of 1998 would have been 71.3%. The increased sales volumes in Mexico during the second quarter of 1999 enabled the Company to take advantage of manufacturing efficiencies, which more than offset a less favorable product mix consisting of higher promotional sales than in the comparable period of 1998. In the U.S., the reduced level of promotional sales in the second quarter of 1999, along with fewer promotional discounts, resulted in a more favorable sales mix. European margins declined slightly due to unfavorable exchange impacts on product costs.

  Selling, general and administrative expenses.   SG&A expenses in the second
quarter of 1999 increased to $45.2 million from $38.8 million for the second quarter of 1998, an increase of $6.4 million, or 16.5%. SG&A as a percentage of net sales in the second quarter of 1999 of 63.1% was slightly below 63.3% for the same period in 1998. Excluding the effect of start up markets in Brazil and Poland on SG&A expenses in 1999, SG&A as a percentage of net sales would have been 62.3%, or an improvement of 100 basis points from the comparable prior period. The increased SG&A expenses related primarily to sales promotions, commissions and administrative expenses in Mexico, in conjunction with growing sales in that region. In the U.S. market, SG&A expenses in the second quarter of 1999 were $0.5 million higher than in the second quarter of 1998, primarily due to a lower than normal rate of administrative expenses incurred by the Predecessor for the month of April 1998. Additionally, U.S. market selling expenses decreased proportionately less than sales due to changes in the lineage programs that resulted in a higher percentage of commission overrides as a percentage of sales. SG&A expenses in Europe declined proportionately with sales, primarily as a result of cost containment activities. Corporate SG&A expenses increased by $1.1 million in the second quarter of 1999, relative to the same period of 1998, primarily as a result of $0.5 million of increased personnel costs related to the new post-Acquisition management team and $0.4 million of increased costs incurred by the worldwide marketing group to enhance the Company's product lines and stimulate awareness of the Company's branded products.

  Restructuring charge. In June 1999, the Company announced certain employee terminations related to outsourcing the U.S. product manufacturing functions. The related estimated cost of approximately $2.7 million was charged to income from operations in the accompanying consolidated statements of operations.

  Interest expense.   During the second quarter of 1999, the Company incurred
$4.3 million of net interest expense (including amortization of certain financing fees) related to the debt incurred in connection with the Acquisition. In 1998, net interest expense in the amount of $2.7 million was incurred in May and June.

  Exchange gain (loss).   The Company's foreign exchange gain increased by $1.9
million to a $0.7 million exchange gain for the second quarter of 1999 from an exchange loss of $1.2 million in the comparable prior year period. The second quarter 1999 gain relates primarily to the remeasurement in Mexico of U.S. dollar-denominated debt to the peso, as the peso strengthened against the U.S. dollar.

  Income tax expense.   Income tax expense for the second quarter of 1999
increased $2.0 million to $2.6 million in 1999 from $0.6 million in the comparable 1998 period. The Company's effective income tax rate differs from the federal statutory rate primarily due to the valuation allowances recorded against operating losses in the U.S. and Europe. The increased income tax expense for the second quarter of 1999 is primarily the result of higher taxable income generated by the Company's Mexican subsidiary in 1999 as compared to 1998.

  Net loss. Income from operations for the second quarter of 1999 was $4.0 million, a $0.1 million decrease from the comparable 1998 period. The decrease resulted from the $2.7 million restructuring charge in the second quarter of 1999 and increased SG&A expenses of $6.4 million, partially offset by increased net sales of $10.3 million and resulting increase in gross profit of $9.0 million. Excluding the aforementioned restructuring charge, net income from operations would have been $6.7 million, a $2.6 million increase over the comparable 1998 period. Net loss increased to $2.2 million in the second quarter of 1999 from a net loss of $0.2 million in the comparable 1998 period, due to the $0.1 million decrease in income from operations, a $1.6 million increase in net interest expense resulting from the Acquisition, a $0.2 million decrease in other income and a $2.0 million increase in income taxes, partially offset by a $1.9 million increase in exchange gains.

Six months ended June 30, 1999 compared to the six months ended June 30, 1998

  Net sales.   Net sales for the six months ended June 30, 1999 increased to
$139.6 million from $118.3 million in the comparable prior year period, an increase of $21.3 million, or 18.0%. Sales in local currencies for the six months ended June 30, 1999 increased by 27.3% over the comparable prior year period. The Company's average number of sales consultants worldwide increased to approximately 268,000, or 21.8%, over the June 1998 average.

  In Mexico, net sales increased to $80.7 million for the six months ended June 30, 1999 from $54.7 million for the comparable prior year period, an increase of $26.0 million, or 47.5%, while the average number of sales consultants increased to approximately 174,000, or 34.8% , over the June 1998 average. Sales in Mexico in local currency increased by 69.6% over the prior year. The significant year to year increase was driven by the larger sales consultant base, product price increases and the introduction of new products.

  In the U.S., net sales decreased to $35.1 million for the six months ended June 30, 1999 from $36.6 million in the comparable prior year period, a decrease of $1.5 million, or 4.1%, while the average number of sales consultants increased to approximately 58,000 or 5.3% over the June 1998 average. Net sales related to promotional activities, which tend to increase the productivity of sales consultants, decreased by $1.6 million from period to period.

  In Europe, net sales declined to $16.4 million in the six months ended June 30, 1999 from $19.6 million in the comparable prior year period, a decrease of $3.2 million, or 16.3%, while the average number of sales consultants decreased to approximately 18,000 or 9.2% under the June 1998 average.

  Gross profit.   Gross profit for the six months ended June 30, 1999 increased to $101.0 million from $84.2 million in the comparable prior year period, an increase of $16.8 million, or 20.0%. Gross profit as a percentage of sales (gross margin) increased to 72.4% from 71.2%. Cost of sales for 1998 included $0.8 million relating to the sale of certain inventories that were revalued in conjunction with the Acquisition. Excluding the effect of this item, the adjusted gross margin for the six months ended June 30, 1998 would have been 71.8%. The increased sales volumes in Mexico during the first six months of 1999 enabled the Company to take advantage of manufacturing efficiencies, which more than offset a less favorable product mix consisting of higher promotional sales than in the comparable period of 1998. In the U.S., the reduced level of promotional sales in the first six months of 1999 resulted in a more favorable sales mix than in the comparable period of 1998. European margins for the six months ended June 30, 1999 were virtually unchanged from those of the corresponding prior period.

  Selling, general and administrative expenses.   SG&A expenses for the six
months ended June 30, 1999 increased to $88.1 million from $75.1 million for the comparable prior year period, an increase of $13.0 million, or 17.3%. SG&A as a percentage of net sales decreased slightly in the 1999 period to 63.1% from 63.5% for the comparable period in 1998. Excluding the effect of start up markets in Brazil and Poland from SG&A expenses in 1999, SG&A as a percentage of net sales would have been 62.3%, or an improvement of 120 basis points from the comparable prior period. The increased SG&A expenses related primarily to sales promotions, commissions and administrative expenses in Mexico, in conjunction with growing sales in Mexico. In the U.S. market, SG&A expenses for the first six months of 1999 decreased $0.4 million, or 1.8%, from the comparable period of 1998, primarily due to lower sales. Corporate expenses for the first six months of 1999 increased by $2.3 million over the 1998 period as a result of personnel costs related to the post-Acquisition management team. Additionally, as a result of the Acquisition, 1999 SG&A expenses included $1.3 million of incremental expenses for amortization of goodwill and trademarks that were not incurred by the Predecessor for the first four months of 1998.

  Restructuring charge. In June 1999, the Company announced certain employee terminations related to outsourcing the U.S. product manufacturing functions. The related estimated cost of approximately $2.7 million was charged to income from operations in the accompanying consolidated statements of operations.

  Interest expense.   During the six months ended June 30, 1999, the Company
incurred $8.2 million of net
interest expense (including amortization of certain financing costs) related to the debt incurred in connection with the Acquisition. The comparable prior year period included only two months of Acquisition-related interest expense in the amount of $2.7 million.

  Exchange gain.   The Company's foreign exchange gain for the six months ended
June 30, 1999 increased $3.3 million to $3.4 million from $0.1 million in the comparable prior year period. The 1999 gain relates primarily to the remeasurement in Mexico of U.S. dollar-denominated debt to the peso as the peso strengthened against the dollar. The 1998 gain related to remeasurement of peso-denominated assets and liabilities, as the functional currency of Jafra S.A. in 1998 was the U.S. dollar.

  Income tax expense.   Income tax expense increased $4.1 million to $7.4
million for the six months ended June 30, 1999 from $3.3 million in the comparable prior year period. The Company's effective income tax rate differs from the federal statutory rate primarily due to the valuation allowances recorded against operating losses in the U.S. and Europe. The increased income tax expense for the six months ended June 30, 1999 is primarily the result of higher taxable income generated by the Company's Mexican subsidiary in 1999 as compared to 1998.

  Net income (loss). Income from operations for the six months ended June 30, 1999 was $10.2 million, a $1.1 million increase from the comparable prior year period. The increase resulted from increased net sales of $21.3 million and resulting increase in gross profit of $16.8 million, partially offset by the $2.7 million restructuring charge incurred in the second quarter of 1999 and a $13.0 million increase in SG&A expenses (including $1.3 million of incremental amortization expense resulting from the Acquisition). Excluding the aforementioned restructuring charge, income from operations would have been $12.9 million, resulting in a $3.8 million increase from the comparable 1998
period.   Net income (loss) decreased to a net loss of  $1.9 million in the six months ended June 30, 1999 from net income of $3.5 million in the comparable 1998 period, due to a $4.1 million increase in income taxes, a $5.6 million increase in net interest expense resulting from the Acquisition, and a $0.1 million decrease in other income, partially offset by a $1.1 million increase in income from operations and a $3.3 million increase in exchange gains.

Liquidity and Capital Resources

  The Acquisition was consummated on April 30, 1998. As part of the financing for the Acquisition, $100.0 million of Notes were issued, $41.1 million of borrowings were initially drawn down under the Senior Credit Agreement ($25.0 million under the Term Loan Facility and $16.1 million under the Revolving Credit Facility), and $82.9 million of cash was contributed as an equity investment by CD&R Fund V, certain members of management, certain directors and other persons. The purchase price for the Jafra Business was approximately $212.3 million (excluding $11.9 million of financing fees and expenses), consisting of $202.5 million in cash ($2.5 million of which was determined and paid subsequent to the Acquisition date) and $9.8 million of Acquisition fees. The $11.9 million of financing fees and expenses are being amortized over the term of the related debt, while the $9.8 million of Acquisition fees were reflected as additional goodwill.

  The Company's liquidity needs arise primarily from principal and interest payments under the Notes, the Term Loan Facility and the Revolving Credit Facility. The Notes represent the several obligations of Jafra Cosmetics International, Inc. ("JCI") and Jafra Cosmetics International, S.A. de C.V. ("Jafra S.A.") in the amount of $60 million and $40 million, respectively, with each participating on a pro rata basis upon redemption. The Notes mature in 2008 and bear a fixed interest rate of 11.75% payable semi-annually.

  Borrowings under the Senior Credit Agreement are payable in quarterly installments of principal and interest over six years. Scheduled term loan principal payments under the Term Loan Facility will be approximately $2.5 million, $3.5 million, $4.5 million, $5.5 million, $6.5 million, and $2.5 million for each of the years 1999 through 2004, respectively. Borrowings under the Revolving Credit Facility mature on April 30, 2004. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 2.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 1%, plus an applicable margin not to exceed 1.625%). The interest rates in effect at June 30, 1999 were approximately 7.8% for the LIBOR-based borrowings, and the rate for the prime-based borrowings was approximately 9.4%. Interest expense in 1999 is expected to be approximately $16.0 to $17.0 million, including approximately $1.6 million of non-cash amortization of deferred debt issuance costs. During the six months ended June 30, 1999, cash paid for interest was approximately $8.3 million.

  Both the indenture (the "Indenture"), dated as of April 30, 1998, under which the Notes were issued, and the Senior Credit Agreement contain certain covenants that limit the Company's ability to incur additional indebtedness, pay cash dividends and make certain other payments. The Indenture and the Senior Credit Agreement also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. At June 30, 1999, the Company was in compliance with the financial covenants in the Indenture and Senior Credit Agreement. The Company has one letter of credit outstanding under the Revolving Credit Facility in the amount of $0.3 million.

Outsourcing of Manufacturing

  In connection with the Acquisition, the Company initially recorded a $4.0 million accrual for restructuring and rationalization costs (the "Acquisition Accrual"). This accrual related to the planned realignment of the Company's
operations subsequent to the Acquisition.   Prior to April 30, 1999 (the one
year anniversary of the Acquisition), the Company finalized plans related to the closure of certain worldwide facilities, principally the closure and outsourcing of the U.S. product manufacturing functions. These restructuring plans included the transfer of certain inventory and the sale of fixed assets at a loss to a third party contractor (the "Contractor") and the termination of certain employees. The total cost of the Acquisition-related restructuring accrual is now estimated to be approximately $4.6 million, an increase of approximately $0.6 million over the initial estimate, resulting in an increase to goodwill of approximately $0.6 million.

  In June 1999, the Company announced certain employee terminations related to outsourcing the U.S. product manufacturing functions. The related estimated cost of approximately $2.7 million was charged to income from operations in the accompanying consolidated statements of operations. At June 30, 1999, the remaining liability for such charges was approximately $2.4 million. At June 30, 1999, the remaining liability for such charges was approximately $2.4 million. The majority of the remaining costs are expected to be paid out in cash over the next six months, although certain individuals will receive severance payments that will extend until the second or third quarter of 2000.

  The fixed assets and inventory sold to the Contractor were paid for with secured promissory notes. The promissory note for the fixed assets of approximately $1.5 million bears interest at an annual rate of 8%, and is payable in monthly installments over three years, commencing January 1, 2000. The promissory note for inventory of approximately $2.3 million is non-interest bearing, and is payable in monthly installments over one year, commencing October 1, 1999. At June 30, 1999, approximately $1.8 million of notes from the Contractor (reflected at fair value, net of discount), as well as approximately $0.3 million of unsecured accounts receivable, were included in receivables and approximately $1.8 million of additional notes from the Contractor were included in other assets.

  In connection with the sale of the fixed assets and inventory, the Company and the Contractor entered into a manufacturing agreement (the "Manufacturing Agreement"). Pursuant to the Manufacturing Agreement, and subject to the terms and conditions set forth therein, the Contractor has agreed to manufacture all of the Company's requirements for certain cosmetic and skin care products for an initial term of five years. Following the expiration of the initial five-year term, the Manufacturing Agreement will be automatically extended for additional one-year terms unless terminated by six months' prior written notice by either party. The Manufacturing Agreement provides for price renegotiations by the Contractor if the Company's quarterly or annual purchase volume falls below specified minimums. In addition, the Company is obligated to purchase materials acquired by the Contractor based upon product forecasts provided by the Company if the Contractor is unable to sell such materials to another party. The Contractor is solely responsible for obtaining the inventory, manufacturing the inventory at its current location in Chino, California, complying with applicable laws and regulations, and performing quality assurance functions.

  The Company believes, but no assurance can be given, that its existing cash, cash flow from operations and availability under the Senior Credit Agreement will provide sufficient liquidity to meet the Company's cash requirements and working capital needs until the maturity of the Revolving Credit Facility.

Cash Flows

  Net cash used in operating activities was $0.8 million for the six months ended June 30, 1999. Net loss after adding back depreciation and other non-cash items provided operating cash flow of $2.2 million, and was offset by an increase in working capital items of $3.0 million. The increased working capital was primarily due to a $6.5 million reduction in accounts payable and accrued liabilities, a $2.0 million increase in prepaid taxes and a $1.2 million increase in accounts receivable, partially offset by reductions in inventories of $5.2 million and prepaid expenses and other current assets of $2.2 million.

  Net cash used in investing activities was $4.5 million for the six months ended June 30, 1999. Capital expenditures were $2.7 million, consisting primarily of information systems upgrades and manufacturing equipment. Total capital spending for 1999 is budgeted at approximately $5.0 million, and is expected to increase to $8.0 million in 2000 due to planned modifications to information systems. In addition, the Company paid $1.8 million of previously accrued costs relating to the Acquisition.

  Net cash provided by financing activities was $1.0 million for the six months ended June 30, 1999, consisting of net borrowings under the Revolving Credit Facility of $2.2 million, offset by $1.2 million in principal repayments under the Term Loan Facility.

  The effect of exchange rates on cash was $1.4 million for the six months ended June 30, 1999, relating primarily to fluctuations in the exchange rate of the peso.

Foreign Operations

  Sales outside of the United States aggregated approximately 74.9% of the Company's total net sales for the six months ended June 30, 1999, compared to approximately 69.1% for the comparable prior year period. In addition, as of June 30, 1999, international subsidiaries comprised approximately 65.3% (excluding intercompany balances) of the Company's consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. Although the Company historically has not entered into foreign currency hedging contracts to mitigate this risk, it may do so in the future. Foreign currency fluctuations can also impact operating results. Had average exchange rates in the first six months of 1999 remained the same as in the comparable 1998 period, 1999 net sales would have been approximately $11.7 million higher than reported.

  The Company's subsidiary in Mexico, Jafra S.A., generated approximately 57.8% of the Company's net sales for the six months ended June 30, 1999, compared to 46.2% for the comparable 1998 period, substantially all of which were denominated in Mexican pesos. The Company manufactures its products in Mexico and, until the end of the second quarter of 1999, also manufactured its products in the United States. This allowed the Company to have a significant portion of its Mexican manufacturing costs denominated in pesos. Jafra S.A. will continue to buy product manufactured in the United States by the Contractor in U.S. dollar denominated prices. Although Jafra S.A. buys products manufactured in the United States in U.S. dollar denominated prices, it also sells a majority of its manufactured product for export in U.S. dollar denominated prices. These U.S. dollar denominated sales help to mitigate the currency exposure on U.S. dollar denominated purchases.

  Mexico has experienced periods of high inflation from time to time in the past. Throughout 1998, Mexico's functional currency was the U.S. dollar because Mexico was considered to be a hyperinflationary economy. As of January 1, 1999, Mexico is no longer considered a hyperinflationary economy, and the Company now accounts for its Mexican operations using the peso as its functional currency. Jafra S.A. had $50.0 million of U.S. dollar denominated third party debt as of June 30, 1999. Because the functional currency is no longer the U.S. dollar, gains and losses of remeasuring such debt to the U.S. dollar from the peso are now included as a component of net income, and resulted in the Company recognizing an exchange gain of approximately $3.4 million for the six months ended June 30, 1999. Because of the significant amount of U.S. dollar denominated debt owed by Jafra S.A., fluctuations in the peso-to-dollar exchange rate can have a material impact on the Company's earnings.

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

  The Company expects to complete the resolution phase for all systems (information technology and non-information technology) by the beginning of September 1999 and the testing phase for all systems by the end of September 1999. The Company expects to complete the implementation and certification phases by the end of

October 1999. As of August 3, 1999, the Company estimated that its resolution and testing phase for information technology systems was approximately 80% complete. The Company has upgraded its main operating systems to a Year 2000 compliant version in Germany, the Netherlands, Austria, and Colombia, and has also upgraded its financial systems in Italy and the Netherlands. The Company expects to have the operating and financial systems upgraded in Venezuela and Argentina by the end of August 1999 and in Switzerland by the end of September 1999. Operating systems are expected to be upgraded in Italy by the end of September 1999 and financial systems in Germany and Austria are expected to be upgraded by the end of September 1999.

  The two most important information technology systems that are not Year 2000 compliant are the operating and financial systems that are installed in the United States and Mexico. The Company is currently upgrading these systems and expects to have the upgrades completed by the end of September 1999.

  With respect to its non-information technology systems, the Company estimates that its resolution and testing phases are virtually complete. Most non-information technology systems were already Year 2000 compliant, but several phone systems and one voice mail system required upgrades that are now completed. The Company has spent approximately $1,350,000 to date on the discovery, planning, and resolution phases for both information technology and non-information technology systems.

  The Company has budgeted $500,000 to complete the remaining Year 2000 compliance program, and believes it has sufficient cash, cash flow and borrowing availability to meet its cash needs. Costs incurred to modify existing systems are being expensed as incurred.

  As part of its investigation conducted in the discovery phase, the Company prepared a questionnaire that it distributed to approximately 106 of its major suppliers, which supply 75% of the raw materials and finished goods purchased by the Company from third party suppliers. As of August 3, 1999 the Company has received written responses from 80 of these suppliers. Of these, 77 have informed the Company that they do not expect that the dating problems associated with the year 2000 will have a material adverse effect on their ability to continue to supply the Company in accordance with past practice. Based on these replies, the Company does not believe that the inability of any of the suppliers that have not yet responded or have responded unfavorably to the Company's request for information to continue to supply the Company would have a material adverse effect on the Company's business, financial condition or results of operations. The Company intends to seek and identify alternate sources of supply for the affected raw materials and finished products in the event it has not received assurance by August 31, 1999 from the remaining companies that they will be able to supply the Company without material disruption into the year 2000. The Company currently believes there are alternative sources for all such materials.

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

Information Concerning Forward-Looking Statements

  Certain of the statements contained in this report (other than the Company's consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statement in "Commitments and Contingencies" that the Company believes that the resolution of the routine legal matters in which it is involved will not have a material adverse effect on the Company's business, financial condition or results of operations; (ii) the statements in "--Business Trends and Initiatives" concerning (a) the Company's intent to respond to competitive pressures in each major geographic marketplace in which it participates, (b) the Company's expectation that it will grow its revenues and consultant base in Mexico, (c) the Company's expectation that the new compensation structure for its U.S. sales consultants will stimulate productivity and generate modest growth in the remainder of the year and that full year U.S. sales be at or slightly above 1998 sales and (d) the Company's expectation that it will continue to show comparative period declines in sales in Europe for the remainder of the year as well as the expectation that promotional programs planned for the summer will reduce the rate of decline for the sales in Europe for the remainder of 1999; and (e) the Company's expectation that the percentage of its net sales represented by sales in Mexico will increase for the near term; (iii) the statement in "--Restructuring Charges" concerning the Company's belief that, beginning in the third quarter of 2000, it will realize annualized cost savings of approximately $2.5 to $3.0 million as a result of its outsourcing of the U.S. product manufacturing functions; (iv) the statements in "--Liquidity and Capital Resources" concerning the Company's expectation that interest expense in 1999 will be approximately $16.0 to $17.0 million; and (b) the Company's belief that it will have sufficient liquidity to meet its cash requirements and working capital needs until the maturity of the Revolving Credit Facility; (v) the statement in "--Outsourcing of Manufacturing" that the majority of the remaining costs associated with the outsourcing are expected to be paid out in cash over the next six months, although certain individuals will receive severance payments that will extend until the second or third quarter of 2000; (vi) the statement in "--Cash Flows" that total capital spending for 1999 is budgeted at approximately $5.0 million, and is expected to increase to $8.0 million in 2000 due to planned modifications to information systems; (vii) the statements in "--Foreign Operations" (a) that the Company may enter into foreign currency hedging contracts in the future; and (b) that fluctuations in the peso-to-dollar exchange rate can have a material impact on the Company's earnings; (viii) the statements in "--Year 2000 Issue" concerning (a) the Company's expectation that the resolution phase for all systems will be complete by the beginning of September 1999; (b) the Company's expectation that it will complete the testing phase for all systems by the end of September 1999 and the implementation and certification phases by the end of October 1999; (c) the Company's expectation that its operating and financial systems will be upgraded in Venezuela and Argentina by the end of August 1999 and in Switzerland by the end of September 1999; (d) the Company's expectation that its operating systems will be upgraded in Italy by the end of September 1999; (e) the Company's expectation that its financial systems in Germany and Austria will be upgraded by the end of September 1999; (f) the Company's expectation that its information technology upgrades in the United States and Mexico will be completed by the end of September 1999; (g) the Company's belief that it has sufficient cash, cash flow and borrowing availability to meet its cash needs; (h) the Company's belief that the inability of its suppliers to continue to supply the Company would not have a material adverse effect on the Company's business, financial condition or results of operations; (i) the Company's intention to identify alternate sources of supply by August 31, 1999 and its belief that there are alternative sources for potentially affected raw materials and finished products; (j) the Company's identification of its most likely worst case scenario; and (ix) the statements in "--European Economic and Monetary Union" concerning the Company's expectations that (a) use of the euro by the Company or its sales consultants will not be significant; and (b) the introduction of the euro will not materially adversely affect its business, financial condition or results of operations; and (x) other statements as to management's or the Company's expectations or beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Forward-looking statements are based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The factors described in the Company's Annual Report on Form 10-K for the period ended December 31, 1998 (including, without limitation, those discussed in "Business--Strategy," "--International Operations," "--Distribution," "-- Manufacturing," "--Patents and Trademarks," "--Management Information
Systems," "--Environmental Matters," "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations," "--Liquidity and Capital Resources," "--Foreign Operations," "--Year 2000 Issue," and "European Economic and Monetary Union"), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the

Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to market risks which arise during the normal course of its business from changes in interest rates and foreign currency exchange rates. The Company has not historically used derivative financial instruments to manage or hedge these risks. See disclosures under Item 7a, "Quantitative and Qualitative Disclosures About Market Risks" in the Company's Annual Report on Form 10-K for the period ended December 31, 1998. No significant changes have occurred during the six months ended June 30, 1999.

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

  None.

Item 3.  Defaults Upon Senior Securities

  None.

Item 4.  Submission of Matters to a Vote of Security Holders

  None.

Item 5.  Other Information

  None.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits
----  --------
The following exhibits are filed herewith or incorporated by reference:

Exhibit
Number        Description of Document
------        -----------------------

10.1 Asset Purchase Agreement, dated as of June 10, 1999, as amended by Amendment No. 1, dated as of June 10, 1999, by and between the Company and the Contractor; previously filed as Exhibit 10.1 to Form 8-K, filed on June 10, 1999, and incorporated herein by reference

10.2 Amendment No. 1 to Asset Purchase Agreement, dated as of June 10, 1999; previously filed as Exhibit 10.2 to Form 8-K, filed on June 10, 1999 and incorporated herein by reference

10.3 Manufacturing Agreement, dated as of June 10, 1999, by and between the Company and the Contractor, as amended by Amendment No. 1, dated as of June 22, 1999; previously filed as Exhibit 10.3 to Form 8-K, filed on June 10, 1999 and incorporated herein by reference

10.4 Form of Amendment No. 1 to Manufacturing Agreement, dated as of June 10, 1999; previously filed as Exhibit 10.4 to Form 8-K, filed on June 10, 1999 and incorporated herein by reference

10.5 Form of Secured Note for the Assets, dated June 10, 1999, made by the Contractor in favor of the Company; previously filed as Exhibit 10.5 to Form 8-K, filed on June 10, 1999 and incorporated herein by reference

10.6 Form of Secured Note for the Inventory, dated June 10, 1999, made by the Contractor in favor of the Company; previously filed as Exhibit 10.6 to Form 8-K, filed on June 10, 1999 and incorporated herein by reference

27.1   Financial Data Schedule

(b)   Reports on Form 8-K
      -------------------

  (1) Current report on Form 8-K, filed on June 10, 1999. Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits)

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CDRJ Investments (Lux) S.A.


                                    /s/ MICHAEL DIGREGORIO
                                    ----------------------------
                                    Michael DiGregorio
                                    Chief Financial Officer of the Advisory
                                    Committee (Principal Financial Officer)

August 18, 1999

                                    EXHIBITS


Exhibit
Number          Description of Document
------          -----------------------

 10.1     Asset Purchase Agreement, dated as of June 10, 1999, as amended by
          Amendment No. 1, dated as of June 10, 1999, by and between the Company and the Contractor; previously filed as Exhibit 10.1 to Form 8-K, filed on June 10, 1999, and incorporated herein by reference.

 10.2     Amendment No. 1 to Asset Purchase Agreement, dated as of June 10,
          1999; previously filed as Exhibit 10.2 to Form 8-K, filed on June 10,
          1999 and incorporated herein by reference.

 10.3 Manufacturing Agreement, dated as of June 10, 1999, by and between the Company and the Contractor, as amended by Amendment No. 1, dated as of June 22, 1999; previously filed as Exhibit 10.3 to Form 8-K, filed on
          June 10, 1999 and incorporated herein by reference.

 10.4     Form of Amendment No. 1 to Manufacturing Agreement, dated as of June
          10, 1999; previously filed as Exhibit 10.4 to Form 8-K, filed on June
          10, 1999 and incorporated herein by reference.

 10.5     Form of Secured Note for the Assets, dated June 10, 1999, made by the
          Contractor in favor of the Company; previously filed as Exhibit 10.5 to Form 8-K, filed on June 10, 1999 and incorporated herein by reference.

 10.6 Form of Secured Note for the Inventory, dated June 10, 1999, made by the Contractor in favor of the Company; previously filed as Exhibit
          10.6 to Form 8-K, filed on June 10, 1999 and incorporated herein by reference.

 27.1     Financial Data Schedule