Form 10-Q
period 1999-09-30
CDRJ INVESTMENTS LUX S A
filed 1999-11-12
CIK 1068906

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

  Common stock, par value $2.00 per share, outstanding at November 12, 1999 828,202 shares

================================================================================

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                   Index to Financial Statements and Exhibits
          Filed with the Quarterly Report of the Company on Form 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited):                            Page
                                                                          ----
             Consolidated Balance Sheets                                     3
             Consolidated Statements of Operations                           4
             Consolidated Statements of Cash Flows                           5
             Notes to Consolidated Financial Statements                      7
Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            15

Item 3.      Quantitative and Qualitative Disclosures about Market Risk     25

                     PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                            26
Item 2.        Changes in Securities and Use of Proceeds                    26
Item 3.        Defaults Upon Senior Securities                              26
Item 4.        Submission of Matters to a Vote of Security Holders          26
Item 5.        Other Information                                            26
Item 6.        Exhibits and Reports on Form 8-K                             26
Signature                                                                   27
Exhibits                                                                    28


                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)
                                  (Unaudited)


                                                                                  September 30,               December 31,
                                                                                      1999                        1998
                                                                                  -------------               ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                           $  4,568                   $ 18,358
     Receivables, net of allowances of $2,352 in 1999
        and $2,284 in 1998                                                                 29,784                     24,449
     Inventories                                                                           28,688                     33,195
     Prepaid taxes                                                                          8,776                      5,835
     Property held for sale                                                                 4,537                          -
     Prepaid expenses and other current assets                                              4,176                      5,648
                                                                                         --------                   --------
                     Total current assets                                                  80,529                     87,485

Property and equipment, net                                                                50,324                     56,238

Other assets:
     Goodwill, net of accumulated amortization of $2,621 in 1999
        and $1,161 in 1998                                                                 77,354                     77,193
     Trademarks, net of accumulated amortization of $2,218 in 1999
        and $929 in 1998                                                                   53,265                     53,234
     Deferred financing fees and other, net of accumulated
        amortization of $2,581 in 1999 and $1,407 in 1998                                  13,024                     14,484
                                                                                         --------                   --------
TOTAL                                                                                    $274,496                   $288,634
                                                                                         ========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                                                   $  3,250                   $  2,500
     Accounts payable                                                                      14,819                     25,905
     Accrued liabilities                                                                   34,576                     34,183
     Income taxes payable                                                                      95                      1,017
     Deferred income taxes                                                                      -                        953
                                                                                         --------                   --------
        Total current liabilities                                                          52,740                     64,558

Long-term debt                                                                            138,275                    139,000
Deferred income taxes                                                                      10,558                      8,202
Other long-term liabilities                                                                 1,463                      1,433
                                                                                         --------                   --------
        Total liabilities                                                                 203,036                    213,193
                                                                                         --------                   --------

COMMITMENTS AND CONTINGENCIES                                                                   -                          -

STOCKHOLDERS' EQUITY:
     Common stock, par value $2.00; 1,020,000 shares authorized;
        829,940 shares issued and outstanding                                               1,660                      1,660
     Additional paid-in capital                                                            81,275                     81,275
     Accumulated deficit                                                                  (10,501)                    (8,041)
     Other comprehensive income (loss) - cumulative foreign
        currency translation adjustment                                                      (974)                       547
                                                                                         --------                   --------
           Total stockholders' equity                                                      71,460                     75,441
                                                                                         --------                   --------
TOTAL                                                                                    $274,496                   $288,634
                                                                                         ========                   ========

         See accompanying notes to consolidated financial statements.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)
                                  (Unaudited)

                                                     1999              1998           1999                      1998
                                                  -------------    ------------    ------------    ---------------------------------
                                                                                                                      Predecessor
                                                  Three Months     Three Months    Nine Months     Five Months     -----------------
                                                      Ended            Ended          Ended           Ended           Four Months
                                                  September 30     September 30    September 30    September 30     Ended April 30
                                                  -------------    -------------   -------------   ------------    -----------------
Net sales                                               $67,139         $57,608        $206,729        $98,616               $77,282
Cost of sales                                            17,508          19,206          58,310         31,798                22,287
                                                  -------------    ------------    ------------    -----------     -----------------
     Gross profit                                        49,631          38,402         148,419         66,818                54,995
Selling, general and administrative expenses             43,209          38,651         129,074         63,444                49,554
Restructuring charge                                          -               -           2,719              -                     -
                                                  -------------    ------------    ------------    -----------     -----------------
     Income (loss) from  operations                       6,422            (249)         16,626          3,374                 5,441
Other income (expense):
     Exchange gain (loss)                                   279              17           3,725         (1,280)                1,376
     Interest income (expense), net                      (4,237)         (4,527)        (12,459)        (7,234)                   78
     Other, net                                            (117)           (251)            (28)           (94)                  104
                                                  -------------    ------------    ------------    -----------     -----------------
Income (loss) before income taxes                         2,347          (5,010)          7,864         (5,234)                6,999
Income tax expense                                        2,945             474          10,324            831                 2,899
                                                  -------------    ------------    ------------    -----------     -----------------
Net income (loss)                                       $  (598)        $(5,484)       $ (2,460)       $(6,065)              $ 4,100
                                                  =============    ============    ============    ===========     =================


         See accompanying notes to consolidated financial statements.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                                                  1998
                                                                                   1999            ---------------------------------
                                                                               ---------------                          Predecessor
                                                                                 Nine Months        Five Months       --------------
                                                                                    Ended              Ended           Four Months
                                                                                September 30        September 30      Ended April 30
                                                                               ---------------     --------------     --------------

Cash flows from operating activities:
     Net income (loss)                                                              $ (2,460)         $  (6,065)          $  4,100
     Adjustments to reconcile net income
      (loss) to net cash used in operating activities:
        Depreciation and amortization                                                  5,393              2,981              1,363
        Amortization of deferred financing fees                                        1,175                630                  -
        Deferred income taxes                                                          1,403              2,215                375
        Unrealized foreign exchange gain                                              (3,725)                 -                  -
        Changes in assets and liabilities:
          Receivables, net                                                            (2,928)            (8,870)            (2,063)
          Inventories                                                                  2,325             (2,026)              (512)
          Prepaid expenses and other current assets                                    1,472            (10,779)            (7,457)
          Other assets                                                                  (693)              (601)             3,948
          Accounts payable and accrued liabilities                                    (5,166)            19,250             (7,144)
          Income taxes payable/prepaid                                                (3,457)             2,340               (247)
          Other long-term liabilities                                                     30                568               (408)
                                                                                    --------          ---------           --------
             Net cash used in operating activities                                    (6,631)              (357)            (8,045)
                                                                                    --------          ---------           --------

Cash flows from investing activities:
     Payments of previously accrued Acquisition fees                                  (1,830)            (5,355)                 -
     Proceeds from sales of property and equipment                                         -              2,917              8,811
     Purchases of property and equipment                                              (3,958)            (4,555)            (6,124)
     Purchase of Jafra Business, net of cash received
      of $2,339                                                                            -           (184,732)                 -
     Withholding taxes on purchase price                                                   -            (12,929)                 -
     Purchases of marketable securities                                                    -                  -                (97)
                                                                                    --------          ---------           --------
             Net cash provided by (used in) investing activities                      (5,788)          (204,654)             2,590
                                                                                    --------          ---------           --------

Cash flows from financing activities:
     Net borrowings under revolving credit facility                                    1,900                  -                  -
     Principal repayments under term loan facility                                    (1,875)                 -                  -
     Capital contributions by Gillette                                                     -                  -              5,013
     Transactions with Gillette and other divisions                                        -                  -            (13,792)
     Proceeds from issuance of subordinated debt                                           -            100,000                  -
     Proceeds from issuance of revolving credit facility                                   -             20,700                  -
     Proceeds from term loan                                                               -             25,000                  -
     Contribution of equity                                                                -             82,707                  -
     Deferred financing fees                                                               -            (11,645)                 -
                                                                                    --------          ---------           --------
             Net cash provided by (used in) financing activities                          25            216,762             (8,779)
Effect of exchange rate changes on cash                                               (1,396)            (1,536)              (333)
Effect of accounting calendar change on cash                                               -                  -              6,276
                                                                                    --------          ---------           --------
Net increase (decrease) in cash and cash equivalents                                 (13,790)            10,215             (8,291)
Cash and cash equivalents at beginning of period                                      18,358                228             10,231
                                                                                    --------          ---------           --------
Cash and cash equivalents at end of period                                          $  4,568          $  10,443           $  1,940
                                                                                    ========          =========           ========

         See accompanying notes to consolidated financial statements.

                                       5
                                                                     (Continued)

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONCLUDED)

     Non-cash investing and financing activities:

          During the second quarter of 1999, the Company sold inventory with a book value of approximately $2.3 million and fixed assets with a net book value of approximately $3.8 million to a third party contractor in connection with a manufacturing outsourcing agreement, in exchange for notes receivable with present values of $2.1 million and $1.5 million, respectively (See Note 8). The resulting loss of approximately $2.5 million was recorded as a charge against the restructuring accrual established in connection with the Acquisition.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) Basis of Presentation

  The unaudited interim consolidated financial statements of CDRJ Investments
(Lux) S.A. (the "Parent") and subsidiaries and Jafra Cosmetics International (the "Predecessor") have been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of September 30, 1999, and for all the interim periods presented.

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

  The accompanying consolidated financial statements as of and for the three and nine month periods ended September 30, 1999 and for the three and five month periods ended September 30, 1998 reflect the operations of the Parent and its subsidiaries. The accompanying combined financial statements for the four months ended April 30, 1998 reflect the operations of the Jafra Business prior to the Acquisition and are referred to as the "Predecessor" operations. All significant intercompany or interdivisional accounts and transactions between entities comprising the Jafra Business have been eliminated in consolidation and combination. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

expense, interest expense on Acquisition debt, and the related income tax effect of the foregoing adjustments as if the transaction had occurred as of January 1, 1998 (in thousands):

                                        Nine Months
                                           Ended
                                       September 30,
                                           1998
                                   --------------------

Net sales                                $175,898
Net loss                                 $ (6,565)

  The pro forma results have been prepared for comparative purposes only and do not purport to represent what the Company's actual results of operations would have been had the transaction occurred as of January 1, 1998 and are not intended to be a projection of future results or trends.

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

(2)  Inventories

     Inventories consist of the following (in thousands):

                                                September 30,                 December 31,
                                                    1999                         1998
                                              --------------             ------------------
Raw materials and supplies                           $10,155                        $ 7,553
Finished goods                                        18,533                         25,642
                                              --------------             ------------------
Total inventories                                    $28,688                        $33,195
                                              ==============             ==================

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(3)  Property and Equipment

     Property and equipment consist of the following (in thousands):

                                                      September 30,                 December 31,
                                                          1999                         1998
                                                    --------------             ------------------
Land                                                       $17,543                        $20,126
Buildings                                                   15,907                         16,608
Machinery and equipment                                     21,151                         22,256
                                                    --------------             ------------------
                                                            54,601                         58,990
Less accumulated depreciation                                4,277                          2,752
                                                    --------------             ------------------
Property and equipment, net                                $50,324                        $56,238
                                                    ==============             ==================

  In connection with the outsourcing of the U.S. product manufacturing functions in June 1999, management began to consider disposing a parcel of idle land and an idle building owned by JCI. In the third quarter of 1999, JCI placed these parcels of real property for sale. During October 1999, JCI entered into definitive agreements regarding the disposition of these parcels of real property. The Company expects to consummate the transactions contemplated under such agreements in December 1999. The carrying values of the land and building at September 30, 1999 are $3.2 million and $1.3 million, respectively, representing the lower of cost or net realizable value, and are classified as property held for sale in the accompanying consolidated balance sheet.

(4)  Income Taxes

     The actual income tax rate differs from the "expected" income tax rate (computed by applying the U.S. federal corporate rate of 35% to income before income taxes) for the three and nine month periods ended September 30, 1999 principally as a result of valuation allowances applied to losses by the U.S. entity, JCI, and certain foreign subsidiaries, and a higher effective tax rate in the Mexico entity, Jafra S.A., due to certain inflation-related income tax adjustments.

(5)  Comprehensive Income (Loss)

     Comprehensive income (loss) is summarized as follows (in thousands):

                                                1999             1998               1999                         1998
                                          ----------------  ---------------  ------------------   ---------------------------------
                                                                                                                      Predecessor
                                                                                                                    ---------------
                                              Three Months     Three Months       Nine Months      Five Months        Four Months
                                                 Ended             Ended             Ended            Ended              Ended
                                              September 30     September 30       September 30     September 30        April 30
                                          ----------------  ---------------  ------------------   --------------    ---------------
Net income (loss)                                    $(598)         $(5,484)            $(2,460)         $(6,065)            $4,100
Foreign currency translation adjustment                339               23              (1,521)            (153)              (333)
                                          ----------------  ---------------  ------------------   --------------    ---------------
Comprehensive income (loss)                          $(259)         $(5,461)            $(3,981)         $(6,218)            $3,767
                                          ================  ===============  ==================   ==============    ===============

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

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

  JCI and Jafra S.A. have each guaranteed the obligations under the 11 3/4% Subordinated Notes due 2008 (the "Notes") which were issued by JCI and Jafra S.A. in conjunction with the Acquisition on April 30, 1998. The following consolidating financial statement data segregate between those entities that guarantee the Notes ("Guarantor entities") and those entities that do not guarantee the Notes ("Nonguarantor entities"); in addition, European business segment information is separately disclosed. Prior to the Acquisition, JCI and Jafra S.A. were Jafra Cosmetics International, Inc., a California corporation, and Grupo Jafra, respectively, as defined below. The Nonguarantor entities are the Parent's indirect European subsidiaries in Germany, the Netherlands, Switzerland, Italy, Austria and Poland and its indirect South American subsidiaries in Colombia, Argentina, Venezuela and Brazil. The Company's subsidiaries in Poland and Brazil did not begin incurring costs until the third quarter of 1998.

  The accounting policies of the business segments are the same as those described in the summary of significant accounting policies except that the disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which the Company's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Company evaluates performance based on stand alone business segment operating results, including allocations of corporate expenses based upon revenues, which differs from the legal and statutory allocations. Such differences in the allocation of corporate expenses have not been tax effected. Additionally, the Company accounts for intersegment sales as inventory transfers.

  Consolidating condensed statement of operations data for the three months ended September 30, 1999 and 1998 is summarized as follows (in thousands):

                                                           Three months ended September 30, 1999
                                     ---------------------------------------------------------------------------------
                                          Guarantor Entities                        Nonguarantor
                                     --------------------------------                 Entities
                                       JCI       Jafra S.A.                   ----------------------        Total
                                      (U.S.)     (Mexico)      Total           Europe         Other      Consolidated
                                     -------     ----------   -------         -------        -------    --------------
Net sales                            $16,115      $39,920     $56,035         $ 6,950        $ 4,154        $67,139
Cost of sales                          3,696       10,611      14,307           1,741          1,460         17,508
                                     -------      -------     -------         -------        -------        -------
Gross profit                          12,419       29,309      41,728           5,209          2,694         49,631
Selling, general and
 administrative expenses:
     Business segment                 10,780       18,805      29,585           5,802          3,529         38,916
     Allocated corporate
      expenses                         1,031        2,551       3,582             449            262          4,293
                                     -------      -------     -------         -------        -------        -------
Income (loss) from operations            608        7,953       8,561          (1,042)        (1,097)         6,422
Other expense (income)                 2,231        1,543       3,774             365            (64)         4,075
                                     -------      -------     -------         -------        -------        -------
Income (loss) before
 income taxes                         (1,623)       6,410       4,787          (1,407)        (1,033)         2,347
Income taxes                               8        2,916       2,924              20              1          2,945
                                     -------      -------     -------         -------        -------        -------
Net income (loss)                    $(1,631)     $ 3,494     $ 1,863         $(1,427)       $(1,034)       $  (598)
                                     =======      =======     =======         =======        =======        =======

                                                               Three months ended September 30, 1998
                              -----------------------------------------------------------------------------------------------------
                                           Guarantor Entities                      Nonguarantor
                              -----------------------------------------              Entities
                                       JCI       Jafra S.A.                  -------------------------                      Total
                                      (U.S.)      (Mexico)      Total         Europe           Other      Eliminations  Consolidated
                                     -------     ---------    --------       --------         --------    ------------  -----------
Net sales                            $17,616      $27,162     $44,778         $ 8,678         $ 4,152        $     -       $57,608
Cost of sales                          5,489        9,987      15,476           2,621           1,109              -        19,206
                                     -------      -------     -------         -------         -------        -------       -------
Gross profit                          12,127       17,175      29,302           6,057           3,043              -        38,402
Selling, general and
 administrative expenses:
     Business segment                  9,778       13,999      23,777           7,523           3,462              -        34,762
     Allocated corporate
      expenses                         1,193        1,831       3,024             588             277              -         3,889
                                     -------      -------     -------         -------         -------        -------       -------
Income (loss) from
 operations                            1,156        1,345       2,501          (2,054)           (696)             -          (249)
Other expense (income)                 3,197          911       4,108             590            (143)           206         4,761
                                     -------      -------     -------         -------         -------        -------       -------
Income (loss) before
 income taxes                         (2,041)         434      (1,607)         (2,644)           (553)          (206)       (5,010)
Income taxes                               -          844         844            (456)             86              -           474
                                     -------      -------     -------         -------         -------        -------       -------
Net income (loss)                    $(2,041)     $  (410)    $(2,451)        $(2,188)        $  (639)       $  (206)      $(5,484)
                                     =======      =======     =======         =======         =======        =======       =======

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

  Consolidating condensed statement of operations data for the nine months ended September 30, 1999 and the five months ended September 30, 1998 and combining condensed statement of operations data for the four months ended April 30, 1998 are summarized as follows (in thousands):

                                                               Nine months ended September 30, 1999
                                 ---------------------------------------------------------------------------------------------
                                             Guarantor Entities                         Nonguarantor
                                 -----------------------------------------                Entities
                                   JCI           Jafra S.A.                       -------------------------           Total
                                  (U.S.)          (Mexico)         Total          Europe             Other        Consolidated
                                 --------        ---------        --------        --------         --------       ------------
Net sales                         $51,168         $120,575        $171,743         $23,370         $11,616           $206,729
Cost of sales                      14,768           34,105          48,873           5,644           3,793             58,310
                                 --------         --------        --------         -------         -------           --------
Gross profit                       36,400           86,470         122,870          17,726           7,823            148,419
Selling, general and
 administrative expenses:
      Business segment             32,031           54,943          86,974          19,382           9,851            116,207
      Allocated corporate
       expenses                     3,184            7,505          10,689           1,455             723             12,867
Restructuring charge                2,719                -           2,719               -               -              2,719
                                 --------         --------        --------         -------         -------           --------
Income (loss) from operations      (1,534)          24,022          22,488          (3,111)         (2,751)            16,626
Other expense (income)              6,724              836           7,560           1,404            (202)             8,762
                                 --------         --------        --------         -------         -------           --------
Income (loss) before
 income taxes                      (8,258)          23,186          14,928          (4,515)         (2,549)             7,864
Income taxes                           54           10,196          10,250              48              26             10,324
                                 --------         --------        --------         -------         -------           --------
Net income (loss)                 $(8,312)        $ 12,990        $  4,678         $(4,563)        $(2,575)          $ (2,460)
                                 ========         ========        ========         =======         =======           ========
                                                                  Five months ended September 30, 1998
                                  -------------------------------------------------------------------------------------------------
                                           Guarantor Entities                    Nonguarantor
                                  ------------------------------------             Entities
                                   JCI         Jafra S.A.                    --------------------                           Total
                                  (U.S.)        (Mexico)        Total         Europe       Other       Eliminations    Consolidated
                                  -------      ----------     --------       --------    --------      ------------    ------------
Net sales                         $30,578       $ 46,113      $ 76,691        $15,261     $ 6,664         $      -       $ 98,616
Cost of sales                       9,638         16,129        25,767          4,314       1,717                -         31,798
                                  -------       --------      --------        -------     -------         ---------      --------
Gross profit                       20,940         29,984        50,924         10,947       4,947                -         66,818
Selling, general and
 administrative expenses:
      Business segment             17,137         21,592        38,729         12,962       5,504                -         57,195
      Allocated corporate
       expenses                     1,938          2,922         4,860            967         422                -          6,249
                                  -------       --------      --------        -------     -------         ---------      --------
Income (loss) from operations       1,865          5,470         7,335         (2,982)       (979)               -          3,374
Other expense (income)              4,214          4,198         8,412            130        (140)             206          8,608
                                  -------       --------      --------        -------     -------         ---------      --------
Income (loss) before
 income taxes                      (2,349)         1,272        (1,077)        (3,112)       (839)            (206)        (5,234)
Income taxes                            -          1,201         1,201           (456)         86                -            831
                                  -------       --------      --------        -------     -------         ---------      --------
Net income (loss)                 $(2,349)      $     71      $ (2,278)       $(2,656)    $  (925)        $   (206)     $ (6,065)
                                  =======       ========      ========        =======     =======         =========      ========

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                                                                   Four months ended April 30, 1998
                                       ---------------------------------------------------------------------------------------
                                                Guarantor Entities
                                       -----------------------------------     Nonguarantor
                                         JCI       Grupo Jafra                   Entities     Other                    Total
                                        (U.S.)      (Mexico)        Total        (Europe)    Regions  Eliminations    Combined
                                       -------    -----------      -------     ------------  -------  ------------    --------
Net sales                              $23,611      $35,722        $59,333       $13,047     $4,902      $   -        $77,282
Cost of sales                            7,881       10,483         18,364         2,962      1,238       (277)        22,287
                                       -------      -------        -------       -------     ------      -----        -------
Gross profit                            15,730       25,239         40,969        10,085      3,664        277         54,995
Selling, general and
 administrative expenses:
   Business segment                     14,261       17,777         32,038         9,779      3,792          -         45,609
   Allocated corporate expenses          1,206        1,823          3,029           666        250          -          3,945
                                       -------      -------        -------       -------     ------      -----        -------
Income (loss) from operations              263        5,639          5,902          (360)      (378)       277          5,441
Other expense (income)                     864       (2,791)        (1,927)          353         16          -         (1,558)
                                       -------      -------        -------       -------     ------      -----        -------
Income (loss) before income taxes         (601)       8,430          7,829          (713)      (394)       277          6,999
Income taxes                                 1        2,524          2,525           374          -          -          2,899
                                       -------      -------        -------       -------     ------      -----        -------
Net income (loss)                      $  (602)     $ 5,906        $ 5,304       $(1,087)    $ (394)     $ 277        $ 4,100
                                       =======      =======        =======       =======     ======      =====        =======

Consolidating condensed balance sheet data as of September 30, 1999 is summarized as follows (in thousands):


                                                                        As of September 30, 1999
                                      ---------------------------------------------------------------------------------------------
                                                   Guarantor Entities                    Nonguarantor
                                      --------------------------------------------         Entities
                                         JCI      Jafra S.A.                          ------------------                  Total
                                        (U.S.)     (Mexico)     Parent      Total      Europe     Other   Eliminations Consolidated
                                      --------   -----------  ----------  --------    --------   -------  ------------ ------------
Assets
Current assets:
    Cash and cash equivalents         $  1,319   $      7      $    10    $  1,336    $ 1,755    $ 1,477    $       -     $  4,568
    Receivables                          6,133     18,887            -      25,020      2,872      1,892            -       29,784
    Inventories                          5,622     16,763            -      22,385      3,203      3,702         (602)      28,688
    Property held for sale               4,537          -            -       4,537          -          -            -        4,537
    Other current assets                 9,349      9,631            4      18,984      3,230        701       (9,963)      12,952
                                      --------   --------      -------    --------    -------    -------    ---------     --------
        Total current assets            26,960     45,288           14      72,262     11,060      7,772      (10,565)      80,529

Property and equipment, net             16,952     30,598            -      47,550      2,138        636            -       50,324
Other assets:
    Goodwill, net                       34,181     34,102          187      68,470      8,093        791            -       77,354
    Trademarks, net                     20,256     27,636          193      48,085      4,915        265            -       53,265
    Other (1)                           24,555      4,910       71,672     101,137      1,234      1,799      (91,146)      13,024
                                      --------   --------      -------    --------    -------    -------    ---------     --------
Total                                 $122,904   $142,534      $72,066    $337,504    $27,440    $11,263    $(101,711)    $274,496
                                      ========   ========      =======    ========    =======    =======    =========     ========

Liabilities and Stockholders'
   Equity

Current liabilities:
     Accounts payable and
      accrued expenses                $ 17,952   $ 23,387      $     -    $ 41,339    $ 6,711    $ 2,018    $    (673)    $ 49,395
     Other current liabilities           3,023      3,756            4       6,783      3,079      2,773       (9,290)       3,345
                                      --------   --------      -------    --------    -------    -------    ---------     --------
        Total current liabilities       20,975     27,143            4      48,122      9,790      4,791       (9,963)      52,740

Total long term debt                    90,400     47,875            -     138,275          -          -            -      138,275
Other liabilities                            -     12,067            -      12,067     17,571      1,778      (19,395)      12,021
                                      --------   --------      -------    --------    -------    -------    ---------     --------
Total liabilities                      111,375     87,085            4     198,464     27,361      6,569      (29,358)     203,036
Stockholders' equity                    11,529     55,449       72,062     139,040         79      4,694      (72,353)      71,460
                                      --------   --------      -------    --------    -------    -------    ---------     --------
Total                                 $122,904   $142,534      $72,066    $337,504    $27,440    $11,263    $(101,711)    $274,496
                                      ========   ========      =======    ========    =======    =======    =========     ========

(1) Other assets include long-term intercompany notes receivable, JCI's and Parent's investments in subsidiaries, and other miscellaneous assets.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

  Consolidating condensed statement of cash flows data for the nine months ended September 30, 1999 and the five months ended September 30, 1998, and combining condensed statement of cash flows data for the four months ended April 30, 1998 are summarized as follows (in thousands):


                                                                   Nine months ended September 30, 1999
                                       ------------------------------------------------------------------------------------------
                                                       Guarantor Entities                           Nonguarantor
                                       ----------------------------------------------                 Entities
                                           JCI        Jafra S.A.                              ---------------------     Total
                                         (U.S.)       (Mexico)      Parent    Total             Europe      Other    Consolidated
                                       ---------    ------------   -------   -------          ----------  ---------  ------------
Net cash provided by (used in)
  Operating activities                 $  2,230      $ (1,502)     $   -   $   728            $ (4,994)  $ (2,365)   $ (6,631)
  Investing activities                   (3,134)       (1,813)         -    (4,947)               (193)      (648)     (5,788)
  Financing activities                    1,870        (7,883)         -    (6,013)              2,810      3,228          25
Effect of exchange rate changes
  on cash                                   -            (840)         -      (840)                208       (764)     (1,396)
Cash at beginning of period                 353        12,045         10    12,408               3,924      2,026      18,358
                                       --------      --------      ------- --------           --------   --------    --------
Cash at end of period                  $  1,319      $      7      $  10   $ 1,336            $  1,755   $  1,477    $  4,568
                                       ========      ========      ======= ========           ========   ========    ========


                                                                 Five months ended September 30, 1998
                                      ----------------------------------------------------------------------------------------------
                                                       Guarantor Entities                Nonguarantor
                                      ----------------------------------------             Entities
                                         JCI      Jafra S.A.                        ---------------------                   Total
                                        (U.S.)    (Mexico)     Parent     Total        Europe    Other    Eliminations Consolidated
                                      ---------  -----------  --------  ----------  ----------  --------- ------------ ------------
Net cash provided by (used in)
  Operating activities                $  (6,642)  $   5,331   $    28   $   (1,283)  $     592   $    314   $   20      $      (357)
  Investing activities                  (87,758)    (93,190)        -     (180,948)    (19,216)    (4,490)       -         (204,654)
  Financing activities                   94,825      89,452      4,004     188,281      21,133      7,348        -          216,762
Effect of exchange rate changes
  on cash                                   -             -          -           -      (1,073)      (443)     (20)          (1,536)
Cash at beginning of period                 -             -          -           -         176         52        -              228
                                      ---------  ----------   --------  ----------   ----------  --------   -------     -----------
Cash at end of period                 $     425  $    1,593   $  4,032  $    6,050   $   1,612   $  2,781   $    -       $   10,443
                                      =========  ==========   ========  ==========   ==========  ========   =======     ===========


                                                               Four months ended April 30, 1998
                                       ---------------------------------------------------------------------------
                                                       Guarantor Entities
                                       -------------------------------------   Nonguarantor
                                           JCI        Grupo Jafra               Entities      Other         Total
                                         (U.S.)        (Mexico)      Total      (Europe)      Regions     Combined
                                       ----------    -----------   ---------   ----------    ---------   ----------
Net cash provided by (used in)
  Operating activities                 $  1,361      $ (7,425)     $ (6,064)    $ (7,860)    $  5,879     $ (8,045)
  Investing activities                     (528)          546            18         (242)       2,814        2,590
  Financing activities                   (1,138)       (6,232)       (7,370)       7,276       (8,685)      (8,779)
Effect of exchange rate changes
  on cash                                   -            (181)         (181)         364         (516)        (333)
Effect of accounting
 calendar change on cash (Note 1)           -           6,358         6,358          (82)          -         6,276

Cash at beginning of period                 759         7,458         8,217        1,370          644       10,231
                                       --------      --------      --------      -------     --------     --------
Cash at end of period                  $    454      $    524      $    978      $   826     $    136     $  1,940
                                       ========      ========      ========      =======     ========     ========

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

  Prior to April 30, 1999 (the one year anniversary of the Acquisition), the Company finalized plans related to the closure of certain worldwide facilities, principally the closure and outsourcing of the U.S. product manufacturing functions. These restructuring plans included the transfer of certain inventory and the sale of fixed assets at a loss to a third party contractor (the "Contractor") and the termination of certain employees. As a result of these restructuring plans, the total cost of the Acquisition Accrual is now estimated to be approximately $4.6 million, resulting in a net increase to goodwill of approximately $0.6 million. As of September 30, 1999, the remaining liability for the Acquisition Accrual was approximately $0.2 million.

  The components of the Acquisition Accrual are summarized as follows (in thousands):

     Disposal of fixed assets       $2,336
     Severance                       1,724
     Lease termination costs           397
     Other                             150
                                    ------
                                    $4,607
                                    ======

  In June 1999, the Company announced certain employee terminations related to the outsourcing of its U.S. product manufacturing functions. The related estimated cost of approximately $2.7 million was charged to income from operations in the accompanying consolidated statements of operations. At September 30, 1999, the remaining liability for such charges was approximately $1.2 million.

  The fixed assets and inventory were sold to the Contractor in exchange for secured promissory notes. The promissory note for the fixed assets of approximately $1.5 million bears interest at an annual rate of 8%, and is payable in monthly installments over three years, commencing January 1, 2000. The promissory note for inventory of approximately $2.2 million is non-interest bearing, and is payable in monthly installments over one year, commencing October 1, 1999. At September 30, 1999, approximately $2.4 million of notes from the Contractor (reflected at fair value, net of discount), as well as approximately $0.6 million of unsecured accounts receivable, were included in receivables and approximately $1.1 million of notes, representing the non-current portion of the fixed asset notes from the Contractor, were included in other assets in the accompanying consolidated balance sheets.

  In connection with the sale of the fixed assets and inventory, the Company and the Contractor entered into a manufacturing agreement, dated as of June 10, 1999, (the "Manufacturing Agreement"). Subject to the terms and conditions of the Manufacturing Agreement, the Contractor has agreed to manufacture all of the Company's requirements for certain cosmetic and skin care products for an initial term of five years. Following the expiration of the initial five-year term, the Manufacturing Agreement will be automatically extended for additional one-year terms unless terminated by six months' prior written notice by either party. The Manufacturing Agreement provides for price renegotiations by the Contractor if the Company's quarterly or annual purchase volume falls below specified minimums. In addition, the Company is obligated to purchase materials acquired by the Contractor based upon product forecasts provided by the Company if the Contractor is unable to sell such materials to a third party. There have been no such repurchases to date. The Contractor is solely responsible for obtaining the inventory, manufacturing the inventory at its current location in Chino, California, complying with applicable laws and regulations, and performing quality assurance functions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   CDRJ Investments (Lux) S.A., a Luxembourg societe anonyme (the "Parent") is a holding company that conducts all of its operations through its subsidiaries. Prior to the consummation of the acquisition (the "Acquisition") by the Parent of the Jafra Business (as defined) from The Gillette Company ("Gillette"), the terms "Company" and "Jafra" refer to the various subsidiaries and divisions of Gillette conducting the worldwide Jafra cosmetics business (the "Jafra Business"), and, following the consummation of the Acquisition of Jafra, collectively to the Parent and its subsidiaries. On April 30, 1998, the Parent completed the Acquisition of Jafra from Gillette. The Parent was organized to effect the Acquisition. The Acquisition was sponsored by Clayton, Dubilier & Rice, Inc. ("CD&R"), a private investment firm specializing in acquisitions that involve management participation. As part of the financing for the Acquisition, Clayton, Dubilier & Rice Fund V Limited Partnership ("CD&R Fund V"), certain members of new management, certain new directors and other persons made an equity investment in the Parent of approximately $82.9 million in cash. In addition, $100.0 million of 11 3/4% Senior Subordinated Notes due 2008 (the "Notes") were issued and the Company entered into a credit agreement (the "Senior Credit Agreement") with certain lenders. The Senior Credit Agreement provides for senior secured credit facilities, including a $25.0 million term loan facility (the "Term Loan Facility"), all of which was drawn at the closing of the Acquisition, and a $65.0 million revolving credit facility (the "Revolving Credit Facility"). The purchase price for the Jafra Business was approximately $212.3 million (excluding $11.9 million of financing fees and expenses), consisting of $202.5 million in cash ($2.5 million of which was determined and paid subsequent to the Acquisition date) and $9.8 million of Acquisition fees.

General

  The following discussion of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the accompanying consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements as of and for the period ended December 31, 1998, included in the Company's Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for future periods.

Business Trends and Initiatives

  The markets in which the Company competes are highly competitive. Price, quality, sales consultants and a broad range of product offerings are the dominant competitive factors in the cosmetics direct selling industry. The Company intends to respond to competitive pressures in each major geographic marketplace in which it participates. The timing of these responses, which may occur sooner in certain markets than in others, may impact future quarterly results.

  The Company has experienced significant sales growth in Mexico over the last seven quarters, due in large part to an increase in the number of sales consultants. The Company's Mexican subsidiary generated 58.3% of the Company's consolidated net sales for the first nine months of 1999, compared to 47.7% for the full year in 1998. The year to year sales growth in Mexico for the nine months ended September 30, 1999 was 47.3% in U.S. dollars and 64.1% in local currency. Given a continued stable economic environment, the Company expects to continue to grow its revenues and consultant base in Mexico, but no assurance can be given that sales in Mexico will continue to increase at these rates.

  Net sales in the U.S. include certain low margin sales to a third party manufacturer. Excluding the impact of these sales, U.S. net sales for the first nine months of 1999 declined by $1.5 million, or 2.9%, primarily due to slight decreases in the number and productivity of sales consultants. The Company implemented a change in its compensation structure for its U.S. sales consultants during the second quarter of 1999 that is expected to stimulate productivity and generate modest growth for the remainder of this year and next year. Excluding the impact of the third party sales, the Company expects the full year U.S. 1999 net sales to be at or slightly above 1998 net sales.

  Net sales in Europe for the first nine months of 1999 declined at a rate of approximately 17.4% from the comparable nine month period of the prior year, primarily due to declines in both the number and productivity of sales consultants, along with an unfavorable exchange rate impact. Excluding the unfavorable exchange rate impact, sales in Europe decreased by 15.9%. The Company expects to continue to show comparative period declines in sales in Europe for the remainder of the current year and into the coming year, but at a decreasing rate.

  As a result of these differential growth rates, the Company expects, but no assurance can be given, that its percentage of net sales in Mexico will increase, and its percentage of net sales in Europe will decrease for the near term.

Restructuring Charges

  In connection with the Acquisition, the Company initially recorded a $4.0 million accrual for restructuring and rationalization costs (the "Acquisition Accrual"). This accrual related to the planned realignment of the Company's
operations subsequent to the Acquisition.   Prior to April 30, 1999 (the one
year anniversary of the Acquisition), the Company finalized plans related to the closure of certain worldwide facilities, principally the closure and outsourcing of the U.S. product manufacturing functions. These restructuring plans included the transfer of certain inventory and the sale of fixed assets at a loss to a third party contractor (the "Contractor") and the termination of certain employees. As a result of these restructuring plans, the total cost of the Acquisition Accrual was $4.6 million, resulting in an increase to goodwill of approximately $0.6 million.

  In June 1999, the Company announced certain employee terminations related to outsourcing the U.S. product manufacturing functions. The related estimated cost of approximately $2.7 million was charged to income from operations in the accompanying consolidated statements of operations. At September 30, 1999, the remaining liability for such charges was approximately $1.2 million. Based upon anticipated production volumes, the Company believes, but no assurance can be given, that it will realize annualized cost savings of approximately $2.5 to $3.0 million as a result of this outsourcing. During the third quarter of 1999, the estimated cost savings from the outsourcing were approximately $0.3 million.

Results of Operations

  The following table represents selected components of the Company's results of operations, in millions of dollars and as percentages of net sales. The table reflects the consolidated operations of the Company for the three and nine months ended September 30, 1999 and 1998, respectively.

                                                Three Months Ended September 30,               Nine Months Ended September 30,
                                     -----------------------------------------------  --------------------------------------------
                                               1999                 1998                         1999                   1998 (1)
                                     ---------------------  ------------------------  ------------------------  ------------------
                                                     (in millions)                                       (in millions)
Net sales                                 $67.1    100.0%      $57.6     100.0%            $206.7    100.0%      $  175.9    100.0%
Cost of sales                              17.5     26.1        19.2      33.3               58.3     28.2           54.1     30.8
                                     ----------   -------     -------    -------          ---------  -------     ----------  ------
Gross profit                               49.6     73.9        38.4      66.7              148.4     71.8          121.8     69.2
Selling, general & administrative
 expenses                                  43.2     64.4        38.7      67.2              129.1     62.5          113.0     64.2
Restructuring charge                        0.0      0.0         0.0       0.0                2.7      1.3            0.0      0.0
                                     ----------   -------     -------    -------          ---------  ------      ----------  ------
Income (loss) from operations               6.4      9.5        (0.3)     (0.5)              16.6      8.0            8.8      5.0
Exchange gain                               0.3      0.4         0.0       0.0                3.7      1.8            0.1      0.1
Interest expense, net                      (4.2)    (6.3)       (4.5)     (7.8)             (12.5)    (6.0)          (7.2)    (4.1)
Other expense, net                         (0.2)    (0.3)       (0.2)     (0.3)               0.0      0.0            0.0      0.0
                                     ----------   -------     -------    -------          --------  --------     ----------  ------
Income (loss) before income taxes           2.3      3.3        (5.0)     (8.6)               7.8      3.8            1.7      1.0
Income tax expense                          2.9      4.3         0.5       0.9               10.3      5.0            3.7      2.1
                                     ----------   -------     -------    -------          --------  --------     ----------  ------
Net loss                                  $(0.6)    (1.0)%     $(5.5)     (9.5)%           $ (2.5)    (1.2)%     $   (2.0)    (1.1)%
                                     ==========   =======     =======    =======          ========  ========     ==========  ======

(1) Pursuant to the terms of the Acquisition Agreement, the Company was acquired by the Parent on April 30, 1998. Accordingly, for purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the results of operations for the nine months ended September 30, 1998 are a combination of the historic results of the Predecessor for the four months ended April 30, 1998 and the Company's results of operations for the five months ended September 30, 1998.

Three months ended September 30, 1999 compared to the three months ended September 30, 1998

  Net sales.   Net sales for the third quarter of 1999 increased to $67.1 million from $57.6 million in the third quarter of 1998, an increase of $9.5 million, or 16.5%. Net sales in local currencies for the third quarter of 1999 increased by 27.8% over the comparable prior year period. The Company's average number of sales consultants worldwide for the third quarter increased to approximately 276,000, or 17.8%, over the September 30, 1998 total.

  In Mexico, net sales increased to $39.9 million for the third quarter of 1999 from $27.2 million in the third quarter of 1998, an increase of $12.7 million, or 46.7%, while the average number of sales consultants for the third quarter increased to approximately 181,000, or 35.2%. Net sales in Mexico in local currency increased by 57.5% over the comparable prior year period. The significant year to year increase was driven by the larger sales consultant base, product price increases and the introduction of new products.

  In the U.S., net sales declined to $16.1 million for the third quarter of 1999 from $17.6 million in the third quarter of 1998, a decrease of $1.5 million, or 8.5%, while the average number of sales consultants for the third quarter decreased to approximately 55,000, or 12.6% from September 30, 1998. U.S. net sales in the third quarter of 1998 included approximately $2.2 million of certain low margin sales to a third party manufacturer. Excluding the impact of these sales, net sales in the third quarter of 1999 increased $0.7 million, or 4.0%. The decrease in the number of sales consultants was partially offset by an increase in productivity of the consultants.

  In Europe, net sales declined to $7.0 million in the third quarter of 1999 from $8.7 million in the third quarter of 1998, a decrease of $1.7 million, or 19.5%. The decrease in net sales is primarily due to a decline in both the number and productivity of sales consultants, along with an unfavorable exchange rate impact of $0.5 million. Excluding the unfavorable exchange rate impact, sales in Europe decreased 13.8% for the quarter. The average number of sales consultants for the third quarter in Europe decreased to approximately 17,000, or 7.8%, from September 30, 1998.

  Gross profit.   Gross profit in the third quarter of 1999 increased to $49.6 million from $38.4 million in the comparable prior year period, an increase of $11.2 million, or 29.2%. Gross profit as a percentage of sales (gross margin) increased to 73.9% from 66.7%. Cost of sales in 1998 included $1.7 million relating to the sale of certain inventories that were revalued in conjunction with the Acquisition. Additionally, 1998 net sales included low margin sales to a third party manufacturer of approximately $2.2 million. Excluding the effect of these items, the adjusted gross margin for the third quarter of 1998 would have been 71.7%. The increased sales volumes in Mexico during the third quarter of 1999 enabled the Company to take advantage of manufacturing efficiencies, which more than offset a less favorable product mix consisting of higher promotional sales than in the comparable period of 1998. In the U.S., the reduced level of low margin sales in the third quarter of 1999 resulted in a more favorable sales mix, and the outsourcing of the U.S. product manufacturing functions had a favorable effect on margins. European margins increased due to product cost reductions and a more favorable sales mix in 1999.

   Selling, general and administrative expenses.   SG&A expenses in the third
quarter of 1999 increased to $43.2 million from $38.7 million for the third quarter of 1998, an increase of $4.5 million, or 11.6%. SG&A as a percentage of net sales of 64.4% in the third quarter of 1999 was below 67.2% for the comparable period in 1998, as SG&A expenses grew proportionally less than sales. The increased SG&A expenses related primarily to sales promotions, commissions and administrative expenses in Mexico, in conjunction with growing sales in that region. In the U.S. market, SG&A expenses in the third quarter of 1999 were $1.0 million higher than in the third quarter of 1998, due to higher sales promotional expenses. SG&A expenses in Europe declined proportionately with sales, primarily as a result of cost containment activities. Corporate SG&A expenses, which consist of worldwide headquarters, marketing, and research and development expenses, increased by $0.4 million in the third quarter of 1999, relative to the comparable period of 1998.

  Interest expense.   During the third quarter of 1999, the Company incurred net interest expense of $4.2 million (including amortization of deferred financing fees) primarily related to the debt incurred in connection with the Acquisition. In 1998, interest expense was $4.5 million for the same period. The average outstanding loan balances and the effective borrowing rates on term loans and LIBOR based revolving loans in the current period were lower than those of the corresponding 1998 period.

  Exchange gain (loss).   The Company's foreign exchange gain was $0.3 million
for the third quarter of 1999.

The third quarter 1999 gain relates primarily to the remeasurement in Mexico of U.S. dollar-denominated debt to the peso, as the peso strengthened against the U.S. dollar during the third quarter of 1999. During the comparable 1998 period, the U.S. dollar strengthened substantially against the Mexican peso. This would normally have resulted in an exchange loss for the Company due to the large amount of U.S. dollar-denominated debt at Jafra S.A. However, as Mexico was considered to be a hyperinflationary economy during 1998, the U.S. dollar was the functional currency of the Mexican subsidiary. Accordingly, gains and losses on the remeasurement of such debt were not included as a component of net income in 1998.

  Income tax expense.   Income tax expense increased $2.4 million to $2.9
million in the third quarter of 1999 from $0.5 million in the comparable 1998 period. The Company's effective income tax rate differs from the federal statutory rate primarily due to the valuation allowances recorded against operating losses in the U.S. and Europe. The increased income tax expense for the third quarter of 1999 is primarily the result of higher taxable income generated by the Company's Mexican subsidiary in 1999 as compared to 1998.

  Net loss. Income from operations for the third quarter of 1999 was $6.4 million, a $6.7 million increase from the comparable 1998 period. The increase resulted from increased gross profit of $11.2 million, which was partially offset by increased SG&A expenses of $4.5 million. The net loss decreased to $0.6 million in the third quarter of 1999 from a net loss of $5.5 million in the comparable 1998 period, due to the $6.7 million increase in income from operations, a $0.3 million decrease in net interest expense, and a $0.3 million increase in exchange gains, partially offset by a $2.4 million increase in income taxes.

Nine months ended September 30, 1999 compared to the nine months ended September 30, 1998

  Net sales.   Net sales for the nine months ended September 30, 1999 increased to $206.7 million from $175.9 million in the comparable prior year period, an increase of $30.8 million, or 17.5%. Sales in local currencies for the nine months ended September 30, 1999 increased by 27.6% over the comparable prior year period. The sales increase in local currency was substantially higher than the increase measured in U.S. dollars, primarily as a result of the weaker Mexican peso in 1999. The Company's average number of sales consultants worldwide increased to approximately 271,000, or 20.4%, over the September 1998 average.

  In Mexico, net sales increased to $120.6 million for the nine months ended September 30, 1999 from $81.8 million in the comparable prior year period, an increase of $38.8 million, or 47.4%, while the average number of sales consultants increased to approximately 176,000, or 35.0%, over the September 1998 year-to-date average. Sales in Mexico in local currency increased by 64.1% over the prior year. The significant year to year increase was driven by the larger sales consultant base, product price increases and the introduction of new products.

  In the U.S., net sales decreased to $51.2 million for the nine months ended September 30, 1999 from $54.2 million in the comparable prior year period, a decrease of $3.0 million, or 5.5%. Low margin sales to a third party manufacturer were $1.2 million and $2.7 million for the nine months ended September 30, 1999 and 1998, respectively. Excluding the impact of these sales, net sales in the U.S. for the first nine months of 1999 declined 2.9% primarily due to slight decreases in the number and productivity of sales consultants. The average number of sales consultants decreased to approximately 57,000, or 1.2% from the September 1998 year-to-date average.

  In Europe, net sales declined to $23.4 million for the nine months ended September 30, 1999 from $28.3 million in the comparable prior year period, a decrease of $4.9 million, or 17.3%, while the average number of sales consultants decreased to approximately 18,000 or 8.8% under the September 1998 year-to-date average. Contributing to the sales decline was an unfavorable exchange rate impact on sales of $0.4 million. Excluding the exchange rate impact, net sales decreased 15.9%.

  Gross profit.   Gross profit for the nine months ended September 30, 1999
increased to $148.4 million from $121.8 million in the comparable prior year period, an increase of $26.6 million, or 21.8%. Gross profit as a percentage of sales (gross margin) increased to 71.8% from 69.2%. Cost of sales for 1998 included $2.5 million related to the sale of certain inventories that were revalued in conjunction with the Acquisition. Additionally, low margin third party sales were $1.2 million and $2.7 million for the nine months of 1999 and 1998, respectively. Excluding the effect of these items, adjusted gross margin would have been 72.2% and 71.8% for the nine months of 1999 and 1998, respectively. The increased sales volumes in Mexico during the first nine months of 1999 enabled the Company to take advantage of manufacturing efficiencies, which more than offset a less favorable product mix consisting of higher promotional sales than in the comparable period of 1998. European margins for the nine months ended September 30, 1999 increased slightly from those of the corresponding prior period.

  Selling, general and administrative expenses.   SG&A expenses for the nine
months ended September 30, 1999 increased to $129.1 million from $113.0 million for the comparable prior year period, an increase of $16.1 million, or 14.2%. SG&A as a percentage of net sales decreased in the 1999 period to 62.5% from 64.2% for the comparable period in 1998. Excluding the impact on SG&A expenses from start up markets in Brazil and Poland for the nine months ended September 30, 1999, SG&A as a percentage of net sales would have been 61.7%. The increased SG&A expenses related primarily to sales promotions, commissions and administrative expenses incurred in Mexico to support growing sales. In the U.S. market, SG&A expenses for the first nine months of 1999 increased $0.7 million, or 2.0%, from the comparable period of 1998. Corporate expenses for the first nine months of 1999 increased by $2.7 million, or 26.2%, over the comparable 1998 period primarily as a result of increased personnel costs of the post-Acquisition management team. Additionally, as a result of the Acquisition, SG&A expenses for the first nine months of 1999 included $1.3 million of incremental expenses for amortization of goodwill and trademarks that were not incurred by the Predecessor for the first four months of 1998.

  Restructuring charge. In June 1999, the Company announced certain employee terminations related to outsourcing the U.S. product manufacturing functions. The estimated cost of approximately $2.7 million was charged to income from operations in the accompanying consolidated statements of operations.

  Interest expense.   During the nine months ended September 30, 1999, the
Company incurred $12.5 million of net interest expense (including amortization of deferred financing fees) related to the debt incurred in connection with the Acquisition. The comparable prior year period included only five months of Acquisition-related interest expense in the amount of $7.2 million.

  Exchange gain.   The Company's foreign exchange gain for the nine months ended
September 30, 1999 increased $3.6 million to $3.7 million from $0.1 million in the comparable prior year period, primarily due to the remeasurement in Mexico of U.S. dollar-denominated debt to the peso as the peso strengthened against the dollar. During the comparable 1998 period, the U.S. dollar strengthened substantially against the Mexican peso. This would normally have resulted in an exchange loss for the Company due to the large amount of U.S. dollar-denominated debt at Jafra S.A. However, as Mexico was considered to be a hyperinflationary economy during 1998, the U.S. dollar was the functional currency of the Mexican subsidiary. Accordingly, gains and losses on the remeasurement of such debt were not included as a component of net income in 1998.

  Income tax expense.   Income tax expense increased $6.6 million to $10.3
million for the nine months ended September 30, 1999 from $3.7 million in the comparable prior year period. The Company's effective income tax rate differs from the federal statutory rate primarily due to the valuation allowances recorded against operating losses in the U.S. and Europe. The increased income tax expense for the nine months ended September 30, 1999 is primarily the result of higher taxable income generated by the Company's Mexican subsidiary in 1999 as compared to 1998.

  Net income (loss). Income from operations for the nine months ended September 30, 1999 was $16.6 million, a $7.8 million increase from the comparable prior year period. The increase resulted from increased higher margin net sales of $30.8 million and resulting increase in gross profit of $26.6 million, partially offset by the $2.7 million restructuring charge incurred in the second quarter of 1999 and a $16.1 million increase in SG&A expenses (including $1.3 million of incremental amortization expense resulting from the Acquisition). Excluding the aforementioned restructuring charge, income from operations would have been $19.3 million, resulting in a $10.5 million increase from the comparable 1998
period.   The net loss increased to $2.5 million for the nine months ended
September 30, 1999 from $2.0 million in the comparable 1998 period, due to the $6.6 million increase in income taxes and the $5.3 million increase in interest expense resulting from the Acquisition, partially offset by the $7.8 million increase in income from operations and the $3.6 million increase in exchange gains.

Liquidity and Capital Resources

  The Acquisition was consummated on April 30, 1998. As part of the financing for the Acquisition, $100.0 million of Notes were issued, $41.1 million of borrowings were initially drawn down under the Senior Credit Agreement ($25.0 million under the Term Loan Facility and $16.1 million under the Revolving Credit Facility), and $82.9 million of cash was contributed as an equity investment by CD&R Fund V, certain members of management, certain directors and other persons. The purchase price for the Jafra Business was approximately $212.3 million (excluding $11.9 million of financing fees and expenses), consisting of $202.5 million in cash and $9.8 million of Acquisition fees. The $11.9 million of financing fees and expenses are being amortized over the term of the related debt, while the $9.8 million of Acquisition fees were reflected as additional goodwill.

  The Company's liquidity needs arise primarily from principal and interest payments under the Notes, the Term Loan Facility and the Revolving Credit Facility. The Notes represent several obligations of Jafra Cosmetics International, Inc. ("JCI") and Jafra Cosmetics International, S.A. de C.V. ("Jafra S.A.") in the amount of $60 million and $40 million, respectively, with each participating on a pro rata basis upon redemption. The Notes mature in 2008 and bear a fixed interest rate of 11.75% payable semi-annually.

  Borrowings under the Senior Credit Agreement are payable in quarterly installments of principal and interest over six years. Scheduled term loan principal payments under the Term Loan Facility will be approximately $2.5 million, $3.5 million, $4.5 million, $5.5 million, $6.5 million, and $2.5 million for each of the years from 1999 through 2004, respectively. Borrowings under the Revolving Credit Facility mature on April 30, 2004. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 2.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 1%, plus an applicable margin not to exceed 1.625%). The interest rates in effect at September 30, 1999 were approximately 8.1% for the LIBOR-based borrowings, and the rate for the prime-based borrowings was approximately 9.9%. Interest expense in 1999 is expected to be approximately $16.0 to $17.0 million, including approximately $1.6 million of non-cash amortization of deferred debt issuance costs. During the nine months ended September 30, 1999, cash paid for interest was approximately $9.4 million.

  Both the indenture (the "Indenture"), dated as of April 30, 1998, under which the Notes were issued, and the Senior Credit Agreement contain certain covenants that limit the Company's ability to incur additional indebtedness, pay cash dividends and make certain other payments. The Indenture and the Senior Credit Agreement also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. The Company has one letter of credit outstanding under the Revolving Credit Facility in the amount of $1.0 million.

  During October 1999, the Company entered into definitive agreements with respect to the disposition of a parcel of real property and an office building. These properties had an aggregate carrying value of approximately $4.5 million as of September 30, 1999 and are currently being held in escrow pending the consummation of these transactions. The Company anticipates that the disposition of these properties will be consummated in the fourth quarter of 1999, at which time the Company expects to receive net sales proceeds of approximately $5.6 million, with a resulting gain from the transactions of approximately $1.1 million.

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

  In June 1999, the Company announced certain employee terminations related to outsourcing the U.S. product manufacturing functions. The related estimated cost of approximately $2.7 million was charged to income from operations in the accompanying consolidated statements of operations. At September 30, 1999, the remaining liability for such charges was approximately $1.2 million. The majority of the remaining costs are expected to be paid out in cash over the next three months, although certain individuals will receive severance payments that will extend until the second or third quarter of 2000.

  The fixed assets and inventory were sold to the Contractor in exchange for secured promissory notes. The promissory note for the fixed assets of approximately $1.5 million bears interest at an annual rate of 8%, and is payable in monthly installments over three years, commencing January 1, 2000. The promissory note for inventory of approximately $2.2 million is non-interest bearing, and is payable in monthly installments over one year, commencing October 1, 1999. At September 30, 1999, approximately $2.4 million of notes from the Contractor (reflected at fair value, net of discount), as well as approximately $0.6 million of unsecured accounts receivable, were included in receivables and approximately $1.1 million of notes, representing the non-current portion of the fixed asset notes from the Contractor, were included in other assets.

  In connection with the sale of the fixed assets and inventory, the Company and the Contractor entered into a manufacturing agreement, dated as of June 10, 1999, (the "Manufacturing Agreement"). Subject to the terms and conditions of the Manufacturing Agreement, the Contractor has agreed to manufacture all of the Company's requirements for certain cosmetic and skin care products for an initial term of five years. Following the expiration of the initial five-year term, the Manufacturing Agreement will be automatically extended for additional one-year terms unless terminated by six months' prior written notice by either party. The Manufacturing Agreement provides for price renegotiations by the Contractor if the Company's quarterly or annual purchase volume falls below specified minimums. In addition, the Company is obligated to purchase materials acquired by the Contractor based upon product forecasts provided by the Company if the Contractor is unable to sell such materials to a third party. The Contractor is solely responsible for obtaining the inventory, manufacturing the inventory at its current location in Chino, California, complying with applicable laws and regulations, and performing quality assurance functions.

Cash Flows

  Net cash used in operating activities was $6.6 million for the nine months ended September 30, 1999. Net loss after adding back depreciation and other non-cash items provided operating cash flow of $1.8 million, and was offset by an increase in working capital items of $7.7 million and an increase in other assets of $0.7 million. The increased working capital was primarily due to a $5.1 million reduction in accounts payable and accrued liabilities, a $3.5 million increase in prepaid taxes and a $2.9 million increase in accounts receivable, partially offset by reductions in inventories of $2.3 million and prepaid expenses and other current assets of $1.5 million.

  Net cash used in investing activities was $5.8 million for the nine months ended September 30, 1999. Capital expenditures were $4.0 million, consisting primarily of information systems upgrades and manufacturing equipment. Total capital spending for 1999 is budgeted at approximately $5.0 million, and is expected to be in the range of $7.0 to $10.0 million in 2000 due to planned modifications to information systems. In addition, the Company paid $1.8 million of previously accrued costs relating to the Acquisition.

  No net cash was provided by (used in) financing activities for the nine months ended September 30, 1999. Net borrowings under the Revolving Credit Facility provided net cash of $1.9 million, which was offset by $1.9 million in principal repayments under the Term Loan Facility.

  The effect of exchange rate changes on cash was $1.4 million for the nine months ended September 30, 1999, relating primarily to fluctuations in the exchange rate of the peso.

Foreign Operations

  Sales outside of the United States aggregated approximately 75.2% of the Company's total net sales for the nine months ended September 30, 1999, compared to approximately 69.2% for the comparable prior year period. In addition, as of September 30, 1999, international subsidiaries comprised approximately 64.6% (excluding intercompany balances) of the Company's consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. Although the Company historically has not entered into foreign currency hedging contracts to mitigate this risk, it has entered into foreign exchange trading facilities with several financial institutions in the U.S. and Mexico, which will enable the Company to do so in the future. The Company currently has no plans to enter into foreign currency hedging contracts, but will evaluate the benefits and costs of potentially doing so in the future. Foreign currency fluctuations can also impact operating results. The average exchange rate of the peso to the U.S. dollar weakened substantially for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Net sales for the nine months ended September 30, 1999 would have been approximately $15.7 million higher than reported if average exchange rates in the first nine months of 1999 remained the same as in the comparable 1998 period.

  The Company's subsidiary in Mexico, Jafra S.A., generated approximately 58.3% of the Company's net sales for the nine months ended September 30, 1999, compared to 46.5% for the comparable 1998 period, substantially all of which were denominated in Mexican pesos. The Company manufactures a significant amount of its products in Mexico, which allows the Company to have a significant portion of its Mexican manufacturing costs denominated in pesos. Jafra S.A. will continue to buy product manufactured in the United States by the Contractor in U.S. dollar denominated prices. Although Jafra S.A. buys products manufactured in the United States in U.S. dollar denominated prices, it also sells a majority of its manufactured product for export in U.S. dollar denominated prices. These U.S. dollar denominated sales help to mitigate the currency exposure on U.S. dollar denominated purchases.

  Mexico has experienced periods of high inflation in the past. Throughout 1998, Mexico's functional currency was the U.S. dollar because Mexico was considered to be a hyperinflationary economy. As of January 1, 1999, Mexico is no longer considered a hyperinflationary economy, and the Company now accounts for its Mexican operations using the peso as its functional currency. Jafra S.A. had $49.3 million of U.S. dollar denominated third party debt as of September 30, 1999. Because the functional currency is no longer the U.S. dollar, gains and losses of remeasuring such debt to the U.S. dollar from the peso are now included as a component of net income, and resulted in the Company recognizing an exchange gain of approximately $3.9 million for the nine months ended September 30, 1999. Because of the significant amount of U.S. dollar denominated debt owed by Jafra S.A., fluctuations in the peso-to-dollar exchange rate can have a material impact on the Company's earnings.

Year 2000 Issue

  Prior to the Acquisition, the Company established a Year 2000 compliance methodology and schedule based on the Gillette model. This methodology encompassed six phases: discovery, planning, resolution, testing, implementation and certification. The scope of the Company's compliance program includes information technology (computer systems, hardware and operating systems), facilities (phone systems, plant machinery, elevators and security systems), embedded software in production equipment and major suppliers of raw materials and finished goods. The Company completed the discovery and planning phases with respect to both its information technology systems and non-information technology systems. Approximately 25% of the systems addressed were found to require some level of remediation or replacement. The Company is currently in the resolution phase with respect to such systems, in which all affected hardware, software and equipment are being repaired, upgraded or replaced.

  The Company expects to complete the resolution and testing phases for all systems (information technology and non-information technology) by the end of November 1999. The Company expects to complete the implementation and certification phases by the end of November 1999. As of October 29, 1999, the Company estimated that its resolution and testing phases for mission critical information technology systems were approximately 95% complete. The Company has upgraded its main operating systems to a Year 2000 compliant version in the United States, Mexico, Germany, the Netherlands, Austria, Venezuela, Argentina, Poland and Colombia, and also upgraded its financial systems in the United States, Mexico, Argentina, Colombia, Poland, Brazil, Venezuela, Italy and the Netherlands. The Company expects to have the operating systems upgraded in Italy, Switzerland, and Brazil and the financial systems upgraded in Germany, Austria and Switzerland by the end of November 1999.

  With respect to its non-information technology systems, the Company estimates that its resolution and testing phases are virtually complete. Most non-information technology systems were already Year 2000 compliant, but several phone systems and one voice mail system required upgrades that are now completed. The Company has spent approximately $1,600,000 to date on the discovery, planning, and resolution phases for both information technology and non-information technology systems.

  The Company expects to spend approximately $50,000 to complete the remaining Year 2000 compliance program, and believes it has sufficient cash, cash flow and borrowing availability to meet its cash needs. Costs incurred to modify existing systems are being expensed as incurred.

  As part of its investigation conducted in the discovery phase, the Company prepared a questionnaire that was distributed to approximately 106 of its major suppliers, which supply (either directly or indirectly through the Company's contract manufacturer) 75% of the raw materials and finished goods purchased by the Company from third party suppliers. As of October 29, 1999 the Company has received written responses from 98 of these suppliers. Each such supplier has informed the Company that they do not expect that the dating problems associated with the Year 2000 will have a material adverse effect on their ability to continue to supply the Company in accordance with past practice, and 90 of such suppliers have already completed their Year 2000 remediation efforts. Based on these replies, the Company does not believe that the inability of any of the suppliers that have not yet responded to the Company's request for information, or have not yet completed their Year 2000 remediation efforts, to continue to supply the Company would have a material adverse effect on the Company's business, financial condition or results of operations. The Company intends to seek and identify alternate sources of supply for the affected raw materials and finished products in the event it has not received assurance by the end of November 1999 from the remaining companies that they will be able to supply the Company without material disruption into the Year 2000. The Company currently believes there are alternative sources for all such materials.

  The Company is developing contingency plans on a country by country basis. These contingency plans primarily involve the use of additional temporary labor and manual procedures to process and ship orders. In the event that the Company does not complete all phases of its year 2000 compliance program by December 31, 1999 or experiences significant operational problems due to unresolved year 2000 problems of third parties that do business with the Company, the Company's most likely worst case scenario would be that it would be unable to process and ship orders in a timely manner or to respond to customer inquiries. No assurance can be given that the Company would be able to perform these functions without incurring significant additional expense, or that these functions would be performed on a timely basis. This could lead to a loss of revenue and customer satisfaction, which could have a material adverse effect on the Company's business, results of operations, liquidity, and financial condition.

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

Information Concerning Forward-Looking Statements

  Certain of the statements contained in this report (other than the Company's consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statement in "Commitments and Contingencies" that the Company believes that the resolution of the routine legal matters in which it is involved will not have a material adverse effect on the Company's business, financial condition or results of operations; (ii) the statements in "--Business Trends and Initiatives" concerning (a) the Company's intent to respond to competitive pressures in each major geographic marketplace in which it participates, (b) the Company's expectation that it will grow its revenues and consultant base in Mexico, (c) the Company's expectation that the new compensation structure for its U.S. sales consultants will stimulate productivity and generate modest growth in the remainder of the year and year 2000 and that excluding the impact of the third party sales, full year U.S. 1999 sales will be at or slightly above 1998 sales,
(d) the Company's expectation that it will continue to show comparative period declines in sales in Europe for the remainder of the year; and (e) the Company's expectation that the percentage of its net sales represented by sales in Mexico will increase for the near term and that the percentage of its net sales in Europe will decrease for the near term; (iii) the statement in "--Restructuring Charges" concerning the Company's belief that it will realize annualized cost savings of approximately $2.5 to $3.0 million as a result of its outsourcing of the U.S. product manufacturing functions; (iv) the statements in "--Liquidity and Capital Resources" concerning (a) the Company's expectation that interest expense in 1999 will be approximately $16.0 to $17.0 million, including $1.6 million of non-cash amortization of deferred debt issuance costs; (b) the Company's anticipation that it will consummate the disposition of certain assets of real property in the fourth quarter of 1999, at which time it will receive net sales proceeds for such properties of approximately $5.6 million, with a resulting gain from the transactions of approximately $1.1 million; and (c) the Company's belief that it will have sufficient liquidity to meet its cash requirements and working capital needs until the maturity of the Revolving Credit Facility; (v) the statement in "--Outsourcing of Manufacturing" that the majority of the remaining costs associated with the outsourcing are expected to be paid out in cash over the next three months, although certain individuals will receive severance payments that will extend until the second or third quarter of 2000; (vi) the statement in "--Cash Flows" that total capital spending for 1999 is budgeted at approximately $5.0 million, and is expected to be in the range of $7.0 to $10.0 million in 2000 due to planned modifications to information systems; (vii) the statements in "--Foreign Operations" (a) that the Company continues to be exposed to foreign exchange risk and has entered into foreign exchange trading facilities that will enable it to enter into foreign currency hedging contracts in the future; (b) that the Company currently has no plans to enter into foreign currency hedging contracts, but will evaluate the benefits and costs of doing so in the future; and (c) that fluctuations in the peso-to-dollar exchange rate can have a material impact on the Company's earnings; (viii) the statements in "--Year 2000 Issue" concerning (a) the Company's expectation that the resolution and testing phase for all systems will be complete by the end of November 1999; (b) the Company's expectation that it will complete the implementation and certification phases by the end of November 1999; (c) the Company's expectation that its operating systems will be upgraded in Italy, Switzerland, and Brazil by the end of November 1999; (d) the Company's expectation that its financial systems in Germany, Austria and Switzerland will be upgraded by the end of November 1999;
(e) the Company's belief that it has sufficient cash, cash flow and borrowing availability to meet its cash needs; (f) the Company's belief that the inability of its suppliers to continue to supply the Company would not have a material adverse effect on the Company's business, financial condition or results of operations; (g) the Company's intention to identify alternate sources of supply by the end of November 1999 and its belief that there are alternative sources for potentially affected raw materials and finished products; (h) the Company's identification of its most likely worst case scenario; and (ix) the statements in "--European Economic and Monetary Union" concerning the Company's expectations that (a) use of the euro by the Company or its sales consultants will not be significant; and (b) the introduction of the euro will not materially adversely affect its business, financial condition or results of operations; and (x) other statements as to management's or the Company's expectations or beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Forward-looking statements are based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The factors described in the Company's Annual Report on Form 10-K for the period ended December 31, 1998 (including, without limitation, those discussed in "Business--Strategy," "--International Operations," "--Distribution," "-- Manufacturing," "--Patents and Trademarks," "--Management Information
Systems," "--Environmental Matters," "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations," "--Liquidity and Capital Resources," "- -Foreign Operations," "--Year 2000 Issue,"and "European Economic and
Monetary Union"), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to market risks which arise during the normal course of its business from changes in interest rates and foreign currency exchange rates. The Company has not historically used derivative financial instruments to manage or hedge these risks. See disclosures under Item 7a, "Quantitative and Qualitative Disclosures About Market Risks" in the Company's Annual Report on Form 10-K for the period ended December 31, 1998. No significant changes have occurred during the nine months ended September 30, 1999.

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

  None.

Item 3.  Defaults Upon Senior Securities

  None.

Item 4.  Submission of Matters to a Vote of Security Holders

  None.

Item 5.  Other Information

  Siri Marshall was elected to the board of directors of the Parent at a board of directors meeting held on July 21, 1999. In addition, Joaquim C. Simoes was appointed as Vice President and Chief Information Officer of the Company on August 11, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
---  --------

The following exhibits are filed herewith or incorporated by reference:

Exhibit
Number        Description of Document
------        -----------------------

  10.1 Sale Agreement, dated as of September 29, 1999, between the Company and Townsgate Road LLC

  10.2 Sale Agreement, dated as of October 15, 1999, between the Company and Selvin Properties

  27.1  Financial Data Schedule

(b)       Reports on Form 8-K
---       -------------------

  None.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CDRJ Investments (Lux) S.A.


                                     /s/ MICHAEL DIGREGORIO
                                     -------------------------------
                                           Michael DiGregorio
                                Senior Vice President and Chief Financial
                                  Officer of the Advisory Committee
                                   (Principal Financial Officer)

November 12, 1999

                                   EXHIBITS

Exhibit
Number                      Description of Document
------                      -----------------------

10.1 Sale Agreement, dated as of September 29, 1999, between the Company and Townsgate Road LLC

10.2 Sale Agreement, dated as of October 15, 1999, between the Company and Selvin Properties

27.1  Financial Data Schedule