Form 10-K405
period 1999-12-31
CDRJ INVESTMENTS LUX S A
filed 2000-03-30
CIK 1068906

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                    For the transition period from to  to

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

                               4 Boulevard Royal
                               L-2449 Luxembourg
                                  Luxembourg
                                 (352) 226027
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 10, 2000, the registrant had outstanding 830,659 shares of common stock, par value $2.00 per share.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                               TABLE OF CONTENTS

 Item                             Description                             Page
 ----                             -----------                             ----

                                    PART I

  1.  Business..........................................................    1

  2.  Properties........................................................    8

  3.  Legal Proceedings.................................................    8

  4.  Submission of Matters to a Vote of Security Holders...............    8


                                    PART II

  5.  Market for Registrant's Common Equity and Related Stockholder
       Matters..........................................................    9

  6.  Selected Financial Data...........................................   10

  7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations............................................   12

  7A. Quantitative and Qualitative Disclosures About Market Risk........   23

  8.  Financial Statements and Supplementary Data.......................   26

  9.  Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure.............................................   63


                                    PART III

 10.  Directors, Executive Officers and Significant Employees of the
       Company..........................................................   63

 11.  Executive Compensation............................................   66

 12.  Security Ownership of Certain Beneficial Owners and Management....   68

 13.  Certain Relationships and Related Transactions....................   69


                                    PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...   71

      Signatures........................................................   77

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

  Jafra is a manufacturer and marketer of premium skin and body care products, color cosmetics, fragrances, and other personal care products. Jafra markets its products through a direct selling, multilevel distribution system comprised of self-employed salespersons (known as "sales representatives"). Jafra's business is comprised of one industry segment, direct selling, with worldwide operations. Financial information relating to geographic areas is incorporated by reference to the analysis of net sales and pretax income from operations by geographic area in Note 11 to the financial statements included herein.

  Jafra was founded in 1956, as a California corporation, by Jan and Frank Day and was purchased by Gillette in 1973. The Company expanded into Latin America in 1977 and into Europe in 1978. On April 30, 1998, the Parent completed the Acquisition of Jafra from Gillette. The Parent was organized to effect the Acquisition. The Acquisition was sponsored by Clayton, Dubilier & Rice, Inc. ("CD&R"), a private investment firm specializing in acquisitions that involve management participation. As part of the financing for the Acquisition, Clayton, Dubilier & Rice Fund V Limited Partnership ("CD&R Fund V"), certain members of new management, certain new directors and other persons made an equity investment in the Parent of approximately $82.9 million in cash. In addition, $100.0 million of 11 3/4% Senior Subordinated Notes due 2008 ("Notes") were issued and the Company entered into a credit agreement (the "Senior Credit Agreement") with certain lenders. The Senior Credit Agreement provides for senior secured credit facilities, including a $25.0 million term loan facility (the "Term Loan Facility"), all of which was drawn at the closing of the Acquisition, and a $65.0 million revolving credit facility (the "Revolving Credit Facility").

Strategy

  The Company's strategy consists primarily of the following key initiatives:

  Deploy Senior Management Team with Significant Direct Selling
Experience. Jafra's senior management team has an average of over 20 years of direct selling industry experience, including various senior management positions with Jafra competitors, Avon Products, Inc. ("Avon") and Mary Kay Corporation ("Mary Kay"). Jafra believes that this management team will continue to provide the dynamic leadership required to attract new sales representatives and managerial talent, inspire new and existing sales representatives to greater productivity, and execute the Company's new market development strategy.

  Grow Sales Representative Base in Existing Markets. Jafra plans to expand its sales representative base in existing markets by (i) targeting expansion into new geographic areas and demographic groups within the U.S. and Mexico,
(ii) ensuring that the commission and compensation structure remain competitive while rewarding those who sponsor new sales representatives, (iii) providing more training meetings and marketing communications materials for sales representative managers, and (iv) initiating enhanced recognition programs to motivate current as well as former or inactive sales representatives.

  Increase Sales Representative Productivity. The Company plans to continue to focus on increasing the productivity, as measured by net resale sales per active sales representative, of its existing sales representatives by (i) revitalizing and upgrading the Company's product lines, (ii) offering an improved "product selling proposition" that generates excitement by linking Company products to the latest fashion trends and (iii) initiating improved marketing activities at the point of sale, by providing sales representatives with enhanced product training and promotional materials that emphasize the product selling proposition.

  Expand Internationally. The Company believes that its existing distribution and manufacturing capabilities provide a strong platform for expansion into new markets, which will allow it to diversify its revenue base. During 1999, the Company began distributing products in Brazil and Chile. The Company presently has operations in 12 countries outside the U.S. and in a number of additional countries through distributors, although approximately 83% of the Company's sales in 1999 were in the United States and Mexico. The Company expects that it will be able to implement its new market development strategy with limited additional capital expenditures and without diverting focus from the Company's core markets. The Company intends to focus its expansion efforts on markets that the Company believes (i) do not require high start-up costs, such as markets contiguous to the Company's existing markets, (ii) have proven to be receptive to direct selling techniques, (iii) demonstrate promising economic demographics, including population size, growth of gross domestic product and an expanding middle class, and (iv) evidence demand for quality cosmetic products. The Company intends to expand into one market in the Asia Pacific region in the latter half of 2000.

  Utilize the Internet and Electronic Commerce to Augment Sales. The Company plans to enhance its use of the Internet as a communications and order fulfillment tool for its sales representatives. The Company believes that use of the Internet as an order fulfillment tool by sales representatives will result in better service to both the sales representatives and their customers at a lower cost to the Company. Sales representatives will be able to submit orders electronically, which reduces the potential for errors that may occur when Company personnel enter orders manually. In addition, the Company intends to provide potential new Jafra customers with the opportunity of placing orders directly through its World Wide Web site, while still maintaining the integrity of the sales representative lineage structure.

  Improve Operating Efficiency. The Company continues to improve operating efficiency through cost-cutting, better inventory management, and streamlining of marketing efforts and product lines. In June of 1999, U.S. product manufacturing functions were outsourced to a third party vendor, which management expects to result in additional operating efficiencies.

Products

  Jafra continuously introduces new and revitalized products based on changes in consumer demand and technological advances in order to enhance the quality, image and price positioning of its products. During 1999, the Company launched 52 new products and revised the formulas of seven existing products. Research and development is conducted at the Jafra Skin, Body and Color Laboratory, located in the Westlake Village facility. Amounts incurred on research activities relating to the development of new products and improvement of existing products were $2.1 million in 1999, $3.1 million in 1998, and $2.9 million in 1997.

  Employees in the Research and Development Department formulate products and analyze them for chemical purity and microbial integrity. A separate pilot plant allows testing via small batch production prior to full scale manufacture. Jafra continues to invest in the globalization and upgrading of its product lines by adding new formulations and contemporary fragrances. In addition, during 1999, the Company changed its corporate logo to build better brand awareness and a fresh image and the packaging of the products was updated accordingly. Through globalized product development, manufacturing and packaging, Jafra believes that it has enhanced the consistency and quality of its products in all geographic regions and across all product lines.

  The following table sets forth the sales of the Company's principal product lines for the three years ended December 31, 1999, 1998 and 1997:

                                    1999                       1998                       1997
                         -------------------------- -------------------------- --------------------------
                            Sales by     Percentage    Sales by     Percentage    Sales by     Percentage
                          Product Line    of total   Product Line    of total   Product Line    of total
                         ($ in millions)   sales    ($ in millions)   sales    ($ in millions)   sales
                         --------------- ---------- --------------- ---------- --------------- ----------
Color Cosmetics ........     $ 81.3         28.0%       $ 70.9         28.6%       $ 66.9         29.1%
Fragrances .............       76.4         26.3          47.3         19.0          40.8         17.8
Skin Care ..............       60.9         21.0          58.4         23.5          57.8         25.2
Personal Care ..........       35.6         12.3          46.5         18.7          34.9         15.2
Other (1) ..............       36.3         12.4          25.2         10.2          29.1         12.7
                             ------        -----        ------        -----        ------        -----
  Total ................     $290.5        100.0%       $248.3        100.0%       $229.5        100.0%
                             ======        =====        ======        =====        ======        =====

--------
(1) Includes sales aids (party hostess gifts, demonstration products, etc.) and promotional materials.

  Color. Jafra's range of color cosmetics for the face, eyes, lips, cheeks and nails contribute significantly to Company results. The Company develops internally its lipstick formulas, foundations and mascaras. In 1997, Jafra launched its Always Color lipstick line, which competes with products featuring the latest technology in long-wearing, transfer-resistant formulas and has helped to revitalize the color line. Time Protector lipsticks, launched in early 1998, feature contemporary colors with skin care benefits, including sunscreen and antioxidants, as well as moisturizers and conditioners. In 1999, the Company implemented a new color palette strategy based increasingly on local, rather than global, color preferences.

  Skin Care. Jafra sells personalized skin programs including cleansers, masks, skin fresheners and moisturizers for day and night. In addition to basic skin care products, Jafra offers a range of special care products for special needs, including its premier product, Royal Jelly Milk Balm Moisture Lotion, an Alpha Hydroxy complex (Rediscover) and products for maturing skin (Advanced Time Protector and Time Corrector), eye care (Optimeyes) and extra firming (Skin Firming Complex). All of these special care products use the most recent advances in biotech ingredients.

  Fragrance. Direct selling is a significant distribution channel for fragrances, and Jafra's new scents have enabled the Company to participate on an increasingly larger scale. In 1996, Jafra introduced Adorisse, a contemporary women's fragrance, and Fm Force Magnetique, a prestige men's fragrance. Jafra further extended its fragrance line in 1997 with Le Moire for women and Legend for Men. In 1999, Jafra introduced Chosen, a prestige fragrance for women, as well as a special 20th anniversary fragrance for the Mexico market. The fragrance category includes line extensions such as body lotions, shower gels, deodorants, after-shave lotions and shave creams for some of the most popular fragrances.

  Personal Care. Jafra markets a broad selection of body, bath, sun and personal care products, including deodorants and shampoos. Jafra's premier body care product, Royal Jelly Body Complex, contains "royal jelly" (a substance produced by queen bees) in an oil-free deep moisturizing formula with natural botanical extracts and vitamins. Other offerings in the body care line include sunscreens, hand care lotions, contouring creams, revitalizing sprays, and bath products. While Jafra varies its product offerings and continues to develop new products, its Royal Almond and Precious Protein lines have been top sellers for nearly forty years.

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

  Product Strategy. Jafra's product strategy is to provide customers with exciting and prestige quality product lines that fit into Jafra's value-added demonstration sales techniques and promote the sale of multiple products per home visit. To that end, Jafra develops integrated products and actively promotes cross-selling among categories, thus encouraging multi-product sales and repeat purchases. Product variety and modernization are keys to the Company's success. The Company believes it is on the cutting edge in development of skin care formulations and in identification of fashion trends. In formulation of color cosmetics, the Company employs a "fast follower" product strategy which focuses the Company's development efforts on products that have proven successful in the marketplace.

  Marketing Material & Corporate Image. The Company generally does not advertise, but supports its identity and corporate image through its energetic network of sales representatives and favorable word-of-mouth that the Company believes its products generate. The Company uses a sophisticated and integrated promotional approach that includes meetings, marketing literature, and the Internet to create strong corporate imagery and support the corporate identity. In mid-1999, the Company revised its creative approach, achieving a more contemporary look and further enhancing its brand personality. The Company believes that its marketing expenses are far below those of its retail competitors.

Independent Sales Force

  Jafra's self-employed sales force comprised approximately 292,000 sales representatives worldwide as of December 31, 1999, 55,000, 192,000, and 45,000 of which are in the U.S., Mexico, and Europe and South America combined, respectively. These sales representatives are not agents or employees of Jafra; they are independent contractors or dealers. They purchase products directly from the Company and sell them directly to their customers.

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

International Operations

  Jafra's international operations are subject to certain customary risks inherent in carrying on business abroad, including the risk of adverse currency fluctuations, the effect of regulatory and legal restrictions imposed by foreign governments, and unfavorable economic and political conditions.

  Jafra's international operations are conducted primarily through subsidiaries in 12 countries outside the United States and in a number of additional countries through distributors. The Company's most important markets to date have been Mexico, the United States, and Europe, which represented approximately 59%, 24% and 11%, respectively, of total 1999 sales. The Company intends to increase the number of markets in which it participates and grow revenues in those markets in order to diversify its revenue base and to minimize any adverse impact that a downturn in the Mexican economy would have on the Company given the increasingly large percentage of sales attributable to the Mexican market. The Company has entered into foreign currency forward exchange contracts to mitigate the risk of potential currency devaluation in Mexico. See "Quantitative and Qualitative Disclosures About Market Risk--Foreign Currency Risk."

Manufacturing

  Jafra has a manufacturing facility in Naucalpan, Mexico, which is near Mexico City. This facility produces color cosmetics and most fragrances. Until June of 1999, the Company produced skin care and personal use products at its Westlake Village, California manufacturing facility. In June of 1999, the Company outsourced its U.S. product manufacturing functions to a third party contractor (the "Contractor").

  The Company and the Contractor entered into a manufacturing agreement, dated as of June 10, 1999 (the "Manufacturing Agreement"). Subject to the terms and conditions of the Manufacturing Agreement, the Contractor has agreed to manufacture all of the Company's requirements for certain cosmetic and skin care products for an initial term of five years. Following the expiration of the initial five-year term, the Manufacturing Agreement will be automatically extended for additional one-year terms unless terminated by six months' prior written notice by either party. The Manufacturing Agreement provides for price renegotiations by the Contractor if the Company's quarterly or annual purchase volume falls below specified minimums. In addition, the Company is obligated to purchase materials acquired by the Contractor based upon product forecasts provided by the Company if the Contractor is unable to sell such materials to a third party. The Contractor is solely responsible for obtaining the inventories, manufacturing the inventories at its current location in Chino, California, complying with applicable laws and regulations, and performing quality assurance functions.

  The Company purchases from other third party suppliers certain finished goods and raw materials for use in its manufacturing operations. In general, the Company does not have written contracts with its other suppliers. Finished goods and raw materials used in the Company's products, such as glass, plastics, and chemicals, generally are available stock items or can be obtained to Company specifications from more than one potential supplier.

Distribution

  The Company uses twelve distribution centers around the world, seven of which are operated by Company personnel and five of which are outsourced. The U.S. warehouses in Bridgeport, New Jersey and Westlake Village, California currently stock the entire Jafra product line. In Mexico, the Company has outsourced virtually all of its distribution to third parties. Management believes that its facilities are adequate to meet global demand for the foreseeable future.

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

  Jafra believes that its senior management team with a strong direct selling track record, motivated and loyal direct sales force, prestige quality product lines, product development capabilities, geographic diversification, short delivery cycle, and manufacturing technology are significant factors in establishing and maintaining its competitive position.

Patents and Trademarks

  Jafra's operations do not depend to any significant extent upon any single trademark other than the Jafra trademark. Some of the trademarks used by Jafra, however, are identified with and important to the sale of Jafra's products. Jafra's most important trademarks are: Adorisse (a contemporary women's fragrance), Chosen (a premium women's fragrance), Eau D'Aromes (revitalizing fragrance spray), Fm Force Magnetique (a men's prestige fragrance), Legend for Men (a men's premium fragrance), Le Moire (a contemporary women's fragrance), Optimascara (mascara), Optimeyes (eye treatment lotion), Rediscover (skin cream with Alpha Hydroxy), Royal Jelly Body Complex (body lotion), Royal Jelly Milk Balm Moisture Lotion (moisturizing lotion), Time Corrector (skin cream) and Time Protector (skin cream). Jafra's operations do not depend to any significant extent on any single or related group of patents, although the Company has applied for or received patent protection in its major markets for certain skin creams, dispensers and product containers, nor do they rely upon any single or related group of licenses, franchises or concessions. Jafra has in the past licensed know-how from Gillette relating to the design, development and manufacture of its products and is permitted to continue to use such know-how in connection with its products.

  In 1998, a former employee of Gillette filed applications to register the Jafra trademark in Algeria, Bangladesh, China, Cyprus, Egypt, Gambia, Ghana, Guyana, India, Kenya, Malawi, Morocco, Nigeria, OAPI, Pakistan, Sierra Leone, Syria, Sudan, Surinam, Tanzania, Tunisia, Zambia, and Zimbabwe, jurisdictions in which Jafra does not currently operate. In 1998, Gillette obtained a court order prohibiting this employee from transferring or licensing such trademark applications and registrations and requiring that the trademark applications and registrations be assigned to Gillette. The documentation has been transferred to Jafra. Jafra is in the process of filing the documents obtained by Gillette to cause the abandonment of this former employee's applications and the cancellation of this former employee's registrations in those jurisdictions in which the Gillette documentation will be accepted. Jafra is attempting to secure the abandonment and cancellation of all of the applications and registrations in jurisdictions where such applications and registrations will not expire without action on the part of Jafra. If Jafra is not able to secure cancellations or abandonment of the applications and registrations in these jurisdictions, Jafra may be prohibited from distributing its products in such jurisdictions, or may face significant costs in establishing its right to do so.

Management Information Systems

  Historically, each marketing region within Jafra handled its own computing systems, staffing and development, leading to the development of disparate functionality and standards. Previous plans to replace the commercial systems in Jafra's key markets during 1999 were deferred until the latter part of 2000 and 2001 so the Company could devote the necessary resources to the ensure that Year 2000 compliance and other business initiatives were achieved. During 1999, the Company redefined its Internet strategy and began to develop and implement an e-commerce system that is expected to be operational by the middle of 2000. During the latter part of 2000 and throughout 2001, the Company intends to equip each of its major markets with a local integrated marketing system, a global Distributed Resource Planning (DRP) system, and a new commercial system that is tailored to comply with local regulatory demands as well as unique aspects of each market.

Seasonality

  The Company's sales in the fourth quarter of the year are typically higher than in the other three quarters of the year due to seasonal holiday purchases. Fourth quarter net sales were approximately 29% of total net sales in both 1999 and 1998. Excluding net non-recurring charges of approximately $0.7 million in 1999, consisting of restructuring and impairment charges of approximately $1.7 million offset by a gain of approximately $1.0 million on the sale of assets, fourth quarter operating profit was 41 percent and 31 percent of total operating profit in 1999 and 1998, respectively.

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

Employees

  As of December 31, 1999, the Company had 762 full-time employees, of which 228 were employed in the U.S. and 534 in other countries. On a functional basis, 106 were in manufacturing, warehousing, distribution and technical operations, 455 were in sales and marketing, and 201 were in administration. The Company also had 295 outside contract employees.

ITEM 2. PROPERTIES

  The Company is headquartered and maintains a warehouse and distribution facility in Westlake Village, California, 40 miles north of Los Angeles. Manufacturing is done on a global basis for the color and fragrance product lines at the Company's facility in Naucalpan, Mexico. The Westlake Village, California and Naucalpan, Mexico facilities are owned by the Company, except for a small portion of the Naucalpan facility that is leased. In addition, the Company leases certain distribution facilities, sales offices and service centers to facilitate its operations globally. The Company's properties are suitable and adequate to meet its current and anticipated requirements.

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company's business, financial condition or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  There is no established public trading market for Parent common stock (the "Common Stock"). Prior to September 30, 1998, the only holders of the Common Stock were CD&R Fund V and Messrs. Clark, Rubio, and Ralph S. Mason, III. On September 30, 1998, certain members of management, certain directors and other persons purchased an aggregate of 40,437 shares of the Common Stock in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. On October 1, 1999, a former member of management exercised 579 options to purchase Common Stock, then sold a total of 2,317 shares of Common Stock back to the Company. On November 19, 1999, certain members of management and a director purchased an aggregate of 2,457 shares of the Common Stock. All of these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended. See "Security Ownership of Certain Beneficial Owners and Management." No dividends have been paid by Parent on its shares of the Common Stock nor does Parent expect to pay dividends on its Common Stock in the foreseeable future. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors of Parent, subject to the restrictions set forth in the Senior Credit Agreement and the indenture for its Senior Subordinated Notes (the "Indenture"), which currently restrict the payment of cash dividends to stockholders, and restrictions, if any, imposed by other indebtedness outstanding from time to time. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

  The following is a summary of selected financial data of the Company, as described in Note 1 of the consolidated financial statements appearing elsewhere herein (amounts in millions except for sales representative data). The audited financial statements for the year ended December 31, 1999, the eight months ended December 31, 1998, the four months ended April 30, 1998, and the year ended December 31, 1997 and as of December 31, 1999 and 1998 appear elsewhere herein, and the related selected financial data should be read in conjunction with such statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." All other financial data presented has been derived from audited financial statements of the Company which are not included herein. The financial data prior to April 30, 1998 reflect the Jafra Business prior to the Acquisition and are referred to as the "Predecessor" operations.

                                                                 Predecessor
                                                    ----------------------------------------
                                       Eight Months Four Months
                           Year Ended     Ended        Ended     Year Ended December 31,
                          December 31, December 31,  April 30,  ----------------------------
                              1999         1998        1998       1997      1996      1995
                          ------------ ------------ ----------- --------  --------  --------
                                                  ($ in millions)
Statement of Operations
 Data:
Net sales...............    $  290.5     $  171.0    $   77.3   $  229.5  $  224.5  $  218.4
Cost of sales(a)........        82.3         56.3        22.7       68.6      58.2      54.3
                            --------     --------    --------   --------  --------  --------
Gross profit............       208.2        114.7        54.6      160.9     166.3     164.1
Selling, general and
 administrative
 expenses(a) ...........       174.8        107.4        49.2      140.5     150.5     145.0
Restructuring and other
 non-recurring
 charges(b).............         4.8          --          --         0.4       6.1       9.6
Loss (gain) on sale of
 assets.................        (1.0)         0.2         --        (0.1)      --        --
                            --------     --------    --------   --------  --------  --------
Income from operations..        29.6          7.1         5.4       20.1       9.7       9.5
Other income (expense):
  Exchange gain (loss)..         3.3         (1.8)        1.4        0.3       --       25.5(c)
  Interest income
   (expense), net.......       (16.9)       (11.5)        0.1        0.3       0.8       4.3
  Other, net............         0.1         (0.1)        0.1       (0.5)     (0.5)     (0.4)
                            --------     --------    --------   --------  --------  --------
Income (loss) before
 income taxes...........        16.1         (6.3)        7.0       20.2      10.0      38.9
Income taxes............        10.9          1.7         2.9        4.8       2.6       6.1
                            --------     --------    --------   --------  --------  --------
Net income (loss) before
 extraordinary item.....         5.2         (8.0)        4.1       15.4       7.4      32.8
Extraordinary loss on
 early extinguishment of
 debt, net of income tax
 benefit of $0.2........         0.6          --          --         --        --        --
                            --------     --------    --------   --------  --------  --------
Net income (loss).......    $    4.6     $   (8.0)   $    4.1   $   15.4  $    7.4  $   32.8
                            ========     ========    ========   ========  ========  ========
Balance Sheet Data (at
 end of period):
Cash and cash
 equivalents............    $    4.9     $   18.4               $   10.2  $    8.7  $    7.5
Total working capital...        34.2         22.9                   22.6      24.4      49.4
Property and equipment,
 net....................        50.6         56.2                   43.7      41.8      43.7
Total assets............       278.4        288.6                  175.2     164.5     203.1
Total debt..............       133.5        141.5                    8.5       --        --
Stockholders' equity....    $   75.8     $   75.4               $   77.3  $   78.6  $  108.7

Other Financial Data:
EBITDA(d)...............    $   36.8     $   12.1    $    6.9   $   24.0  $   12.5  $   11.9
Net cash provided by
 (used in) operating
 activities.............        (1.6)        18.1        (8.0)      26.7       2.8      27.5
Net cash provided by
 (used in) investing
 activities.............        (3.1)      (211.1)        2.5       (5.8)     (4.5)    (13.9)
Net cash provided by
 (used in) financing
 activities.............        (7.4)       211.7        (8.8)     (19.0)      5.0     (13.4)
Depreciation and
 amortization...........         7.1          5.1         1.4        4.4       3.3       2.8
Amortization of deferred
 financing fees.........         1.8          1.4         --         --        --        --
Capital expenditures....         5.8          6.4         6.1        8.9      10.3      20.3
Total sales
 representatives........     292,000      247,600     220,000    220,800   208,500   216,700
Active sales
 representatives........     137,000      116,000     109,000    104,000   102,000    98,000
Sales representative
 productivity(e)........    $  1,891     $  1,928    $  1,928   $  1,966  $  1,056  $  1,008

--------
(a) Cost of sales for the eight months ended December 31, 1998 includes a $2.7 million charge relating to the sale of certain inventories that were revalued to fair value in conjunction with the Acquisition. Certain sales promotional and manufacturing expenses which were previously reported as selling, general and administrative expenses have been reclassified to cost of sales to conform to the current period presentation. Total amounts that have been reclassified are $5.5 million, $2.4 million and $9.5 million for the eight-month period ended December 31, 1998, the four-month period ended April 30, 1998 and the year ended December 31, 1997, respectively.

(b) Restructuring and other non-recurring charges include the following: for 1999, approximately $3.7 million of restructuring charges and approximately $1.1 million of asset impairment charges; for 1997, net reorganization charges of $3.5 million that were partially offset by a cash recovery of $2.3 million resulting from the settlement of a legal action brought by the Company against a computer systems contractor for which a $5.4 million charge was taken in 1996, and a gain of $0.8 million relating to the sale of a facility that had previously been written-off; for 1996, a $5.4 million non-cash charge for the write-off of certain computer systems and related costs, and net reorganization charges of $0.7 million; and for 1995, net reorganization charges of $9.6 million.

(c) Exchange gain (loss) for 1995 includes a $25.5 foreign exchange gain in Jafra S.A. resulting from having had U.S. dollar denominated intercompany receivables from affiliates at the time of the December 1994 peso devaluation.

(d) EBITDA is defined as income or loss before income taxes, net interest expense, exchange gains and losses, depreciation and amortization, and extraordinary items. The Company believes that EBITDA provides useful information regarding the Company's ability to service debt but should not be considered in isolation or as a substitute for the statement of operations or cash flow data prepared in accordance with the generally accepted accounting principles and included elsewhere in this Form 10-K or as a measure of the Company's operating performance, profitability or liquidity. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences and methods of calculation.

(e) For the years 1996 and 1995, the Company defined sales representative productivity as net sales in U.S. dollars per average sales representative. For the years 1999, 1998 and 1997, the Company defines sales representative productivity as resale sales in U.S. dollars per active sales representative. In general, sales representatives are considered to be active if they place at least one order within four months. Full year 1998 sales representative productivity is shown for comparability purposes.

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

Results of Operations

  The following table represents selected components of the Company's results of operations, in millions of dollars and as percentages of net sales. The table reflects the operations of the Company for the year ended December 31, 1999, the combined operations of the Predecessor and the Company for the year ended December 31, 1998, and the operations of the Predecessor for 1997.

                                          Year Ended December 31,
                                  ---------------------------------------------
                                                                  Predecessor
                                                                  -------------
                                      1999        1998(1)(2)        1997(2)
                                  -------------  --------------   -------------
                                              ($ in millions)
Net sales.......................  $290.5  100.0% $ 248.3  100.0%  $229.5  100.0%
Cost of sales...................    82.3   28.3     79.0   31.8     68.6   29.9
                                  ------  -----  -------  -----   ------  -----
Gross profit....................   208.2   71.7    169.3   68.2    160.9   70.1
Selling, general and
 administrative expenses........   174.8   60.2    156.6   63.1    140.5   61.2
Restructuring and impairment
 charges........................     4.8    1.7      --     0.0      0.4    0.2
Loss (gain) on sale of assets...    (1.0)  (0.4)     0.2    0.1     (0.1)  (0.1)
                                  ------  -----  -------  -----   ------  -----
Income from operations..........    29.6   10.2     12.5    5.0     20.1    8.8
Exchange gain (loss)............     3.3    1.1     (0.4)  (0.1)     0.3    0.1
Interest income (expense), net..   (16.9)  (5.8)   (11.4)  (4.6)     0.3    0.1
Other income (expense), net.....     0.1    0.0      --     0.0     (0.5)  (0.2)
                                  ------  -----  -------  -----   ------  -----
Income before income taxes......    16.1    5.5      0.7    0.3     20.2    8.8
Income tax expense..............    10.9    3.7      4.6    1.9      4.8    2.1
                                  ------  -----  -------  -----   ------  -----
Net income (loss) before
 extraordinary item.............     5.2    1.8     (3.9)  (1.6)    15.4    6.7
Extraordinary loss on early
 extinguishment of debt, net of
 income tax benefit of $0.2.....     0.6    0.2      --     0.0      --     0.0
                                  ------  -----  -------  -----   ------  -----
Net income (loss)...............  $  4.6    1.6% $  (3.9)  (1.6)% $ 15.4    6.7%
                                  ======  =====  =======  =====   ======  =====
Statement of Cash Flows Data:
Net cash provided by (used in)
 operating activities...........  $ (1.6)        $  10.1          $ 26.7
Net cash used in investing
 activities.....................    (3.1)         (208.6)           (5.8)
Net cash (used in) provided by
 financing activities...........    (7.4)          202.9           (19.0)
Effect of exchange rate changes
 on cash........................    (1.4)           (0.9)           (0.3)
Effect of accounting calendar
 change on cash.................     --              6.3             --
                                  ------         -------          ------
Net increase (decrease) in
 cash...........................  $(13.5)        $   9.8          $  1.6
                                  ======         =======          ======

-------
(1) Pursuant to the terms of the Acquisition, the Company was acquired by Parent on April 30, 1998. Accordingly, for purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the results of operations and cash flows for the year ended December 31, 1998 are a combination of the historic results of the Predecessor for the four months ended April 30, 1998 and the Company's results of operations for the eight months ended December 31, 1998.

(2) Certain sales promotional and manufacturing expenses which were previously reported as selling, general and administrative expenses have been reclassified to cost of sales to conform to the current period presentation. Total amounts that have been reclassified are $7.9 million and $9.5 million for the years ended December 31, 1998 and 1997, respectively. In addition, restructuring charges and loss (gain) on sale of assets, which were previously included in selling, general and administrative expenses and other income (expense), respectively, have been separately disclosed in the accompanying consolidated statements of operations for the eight months ended December 31, 1998 and the year ended December 31, 1997 to conform to current period presentation.

Year ended December 31, 1999 compared to the year ended December 31, 1998

  Net sales. Net sales for 1999 increased to $290.5 million from $248.3 million in 1998, an increase of $42.2 million, or 17.0%. Sales in local currencies for 1999 increased by 23.6% over 1998. The sales in local currencies were higher than the increase measured in U.S. dollars, primarily as a result of a weaker average exchange rate for the Mexican peso when measured against the U.S. dollar in 1999 as compared to 1998. The Company's 1999 average number of sales representatives worldwide increased to approximately 275,000, or 19.6%, over the 1998 average. The Company defines sales representative productivity as resale sales in U.S. dollars per active sales representative. In general, sales representatives are considered to be active if they place one order within four months. The Company's sales representative productivity decreased 1.9% in 1999.

  In Mexico, net sales for 1999 increased to $171.5 million from $118.6 million in 1998, an increase of $52.9 million, or 44.6%. Sales in Mexico in local currency increased by 53.7% over 1998. The significant year to year increase was driven by the larger sales representative base, product price increases, the introduction of new products and increased productivity of sales representatives. In Mexico, the 1999 average number of sales representatives increased to approximately 180,000, or 32.7% over the 1998 average. Sales representative productivity in Mexico increased 7.3% in 1999.

  In the U.S., net sales for 1999 decreased to $70.7 million from $74.3 million in 1998, a decrease of $3.6 million, or 4.8%. Low margin sales to a third party manufacturer in 1999 and 1998 were $1.2 million and $3.1 million, respectively. Excluding the impact of these sales, net sales in the U.S. for 1999 decreased 2.4%, primarily due to small decreases in the number and productivity of sales representatives. In the U.S., the 1999 average number of sales representatives decreased to approximately 56,000, or 2.1% below the 1998 average. Sales representative productivity in the U.S. decreased 0.7% in 1999.

  In Europe, net sales for 1999 decreased to $32.5 million from $40.2 million in 1998, a decrease of $7.7 million, or 19.2%. Contributing to the sales decline was an unfavorable exchange rate impact on sales of $1.3 million. Excluding the exchange rate impact, net sales decreased 15.9%, also due in part to decreases in the number and productivity of sales representatives. In Europe, the 1999 average number of sales representatives decreased to approximately 18,000, or 8.7% under the 1998 average. Sales representative productivity in Europe decreased 5.6% in 1999.

  Gross profit. Gross profit in 1999 increased to $208.2 million from $169.3 million in 1998, an increase of $38.9 million, or 23.0%. Gross profit as a percentage of sales (gross margin) increased to 71.7% from 68.2%. Cost of sales for 1998 included a $2.7 million charge related to the sale of certain inventories, primarily in Mexico, that were revalued in conjunction with the Acquisition. Additionally, low margin third party sales in the U.S. in 1999 and 1998 were $1.2 million and $3.1 million, respectively. Excluding the effects of these items, adjusted gross margin was 72.0% and 70.1% for 1999 and 1998, respectively.

  In Mexico, the increased margin was due to a combination of product price increases, manufacturing efficiencies related to increased volume, cost control measures and the management of product mix. In the U.S., the margin improvement was due primarily to a combination of lower discounting on promotional sales, product price increases, and a more favorable sales mix which included fewer low margin third party sales. Additionally, the cost efficiencies gained in the second half of 1999 as a result of the outsourcing of the manufacturing facility increased the U.S. gross margin for the year by approximately 100 basis points (one percent of sales). In Europe, margins improved due to product cost reductions and a more favorable sales mix in 1999.

  Selling, general and administrative expenses. SG&A expenses in 1999 increased to $174.8 million from $156.6 million in 1998, an increase of $18.2 million, or 11.6%. SG&A as a percentage of net sales decreased in 1999 to 60.2% from 63.1% for 1998.

  In Mexico, SG&A expenses increased to $75.1 million from $56.3 million in 1998, an increase of $18.8 million, or 33.4%. The increased SG&A in Mexico related primarily to sales promotions, commissions and administrative expenses incurred to support growing sales. In addition, Mexico incurred $0.7 million of incremental expenses for amortization of goodwill and trademarks as a result of the Acquisition, representing a full year of amortization in 1999 versus eight months in 1998. In the U.S., SG&A expenses in 1999 increased to $42.9 million from $42.6 million in 1998, an increase of $0.3 million, or 0.7%. The U.S. incurred $0.5 million of incremental expenses for amortization of goodwill and trademarks in 1999 as a result of the Acquisition, representing a full year of amortization in 1999 versus eight months in 1998. Excluding those expenses, the SG&A spending in the U.S. actually declined by $0.2 million in 1999. In Europe, SG&A expenses in 1999 decreased to $25.8 million from $30.5 million in 1998, a decrease of $4.7 million, or 15.4%, due to a combination of lower variable expenses related to lower sales levels, and expense controls. Corporate expenses in 1999 increased to $17.4 million from $14.0 million, an increase of $3.4 million, or 24.3%, primarily as a result of increased personnel costs of the post-Acquisition management team.

  Restructuring and impairment charges. In 1999, the Company recorded approximately $3.7 million of restructuring charges and approximately $1.1 million of asset impairment charges. The restructuring charges consisted of approximately $2.7 million of charges related to the outsourcing of the Company's U.S. product manufacturing functions, and approximately $1.0 million of other restructuring activities in the U.S., Europe and Mexico.
Substantially all of the charges related to severance costs.

  Also in 1999, the Company recognized an asset impairment charge of approximately $1.1 million relating to long-lived assets (goodwill and trademarks) owned by its German subsidiary ("Jafra Germany"). In the fourth quarter of 1999, concurrent with the Company's annual business planning process, the Company recognized that sales levels in Jafra Germany had declined more than anticipated since the Acquisition. The Company performed an impairment review and concluded that Jafra Germany's future undiscounted cash flows were below the carrying value of its related long-lived assets. Accordingly, the Company recorded a noncash impairment loss of approximately $1.1 million to adjust the carrying values of Jafra Germany's goodwill and trademarks to their estimated fair values, which were determined based on anticipated future cash flows discounted at a rate commensurate with Jafra Germany's weighted average cost of capital.

  Loss (gain) on sale of assets. Gain on sale of assets increased to $1.0 million in 1999 from a loss of $0.2 million in 1998, an increase of $1.2 million. The increase was primarily due to the $1.0 million gain on sales of a parcel of property and an office building in the U.S. in the fourth quarter of 1999.

  Exchange gain (loss). The Company's foreign exchange gain in 1999 increased to $3.3 million from an exchange loss of $0.4 million in 1998. The 1999 exchange gain was primarily due to $3.7 million of exchange gains generated by Mexico, partially offset by exchange losses in Europe of $0.4 million. In Mexico, exchange gains during 1999 related primarily to the remeasurements and repayments of U.S. dollar-denominated debt as the peso strengthened against the dollar. During 1998, the U.S. dollar strengthened substantially against the Mexican peso. This would normally have resulted in an exchange loss for the Company due to the large amount of U.S. dollar-denominated debt at Jafra S.A. However, as Mexico was considered to be a hyperinflationary economy during 1998, the U.S. dollar was the functional currency of the Mexican subsidiary. Accordingly, gains and losses on the remeasurement of such debt were not included as a component of net income in 1998.

  Interest expense. During 1999, the Company incurred $16.9 million of interest expense (including amortization of certain deferred financing fees) related to the debt incurred in conjunction with the Acquisition. Prior to the Acquisition, the Company was not leveraged, and accordingly, the 1998 expense included only eight months of Acquisition-related interest expense. During 1999, the Company obtained a Consent and Waiver to the Senior Credit Agreement that allowed the Company to repurchase the Notes in the open market from time to time, up to an aggregate amount of $25.0 million, and the Company repurchased a portion of its Notes with a face value of $14.0 million prior to maturity. In the first quarter of year 2000 the Company repurchased and retired additional Notes with a face value of $10.3 million prior to maturity. The repurchased Notes were replaced with lower cost debt under the Revolving Credit Facility. The Company expects to save approximately $1.0 million in interest expense in 2000 as a result of these debt restructuring activities.

  Income tax expense. Income tax expense increased to $10.9 million in 1999 from $4.6 million in 1998, an increase of $6.3 million. The increased income tax expense for 1999 is primarily the result of higher taxable income generated by the Company's Mexican subsidiary in 1999 as compared to 1998. In 1999, the Company's effective tax rate was 67.7%, while in 1998, the Company had a 657% effective tax rate due to valuation allowances recorded against operating losses in the U.S. and Europe. In 1999, the Company was able to utilize a portion of operating losses previously recorded in the U.S., and the Company expects its effective tax rate to decrease in year 2000 due to the ability to utilize additional net operating losses in the U.S.

  Net income (loss). Net income increased to $4.6 million in 1999 from a net loss of $3.9 million in 1998, an increase of $8.5 million. The increase was primarily due to a $38.9 million increase in gross profit, a $3.7 million increase in exchange gains, and a $1.2 million increase in loss (gain) on sale of assets, partially offset by a $18.2 million increase in SG&A expenses, the $4.8 million restructuring and impairment charges incurred in 1999, a $5.5 million increase in interest expense resulting from the Acquisition, a $6.3 million increase in income tax expense, and a $0.6 million extraordinary loss, net of tax, on early extinguishment of debt.

Year ended December 31, 1998 compared to the year ended December 31, 1997

  Reclassification. Certain sales promotional and manufacturing expenses which were previously reported as selling, general and administrative expenses have been reclassified to cost of sales to conform to the current period presentation. Total amounts that have been reclassified are $7.9 million and $9.5 million for the years ended December 31, 1998 and 1997, respectively. In addition, restructuring charges and loss (gain) on sale of assets, which were previously included in selling, general and administrative expenses and other income (expenses), respectively, have been separately disclosed in the accompanying consolidated statements of operations for the eight months ended December 31, 1998 and the year ended December 31, 1997 to conform to current period presentation.

  Net sales. Net sales for 1998 increased to $248.3 million from $229.5 million in 1997, an increase of $18.8 million, or 8.2%. The Company's average number of sales representatives worldwide increased to approximately 230,000, or 11.9%, over the 1997 average. Productivity, defined as resale sales in U.S. dollars per active sales representative, declined 1.9% on a worldwide basis, principally due to weak sales in Europe and the impact of the decline in the peso to U.S. dollar exchange rate. In the U.S., net sales increased 5.2% to $74.3 million in 1998 from $70.6 million in 1997, while the average number of sales representatives increased to approximately 57,000 or 11.9% over the 1997 average. Approximately $2.5 million of the U.S. sales increase consisted of low-margin sales to a former affiliated third party manufacturer during the transition period following the Acquisition, while the remainder of the increase was due to growth in the sales representative base. In Latin America, net sales increased to $133.8 million in 1998 from $112.1 million in 1997, an increase of $21.7 million, or 19.4%, while the number of sales representatives increased to approximately 172,900, or 17.9%. The majority of the increase in Latin American sales came from Mexico, where net sales increased $21.0 million, or 21.5%, and the average sales representative base increased to approximately 135,000, or 17.3% over the 1997 average. Sales in Mexico in local currency increased by 42.5% over the prior year due to the larger sales representative base, product price increases, the Company's successful annual convention and the introduction of new products. Sales in Europe declined 14.1% to $40.2 million in 1998 from $46.8 million in 1997, due primarily to the decline in the average number of sales representatives in Europe to approximately 19,000, down 9.7% from 1997.

  Gross profit. Gross profit in 1998 increased to $169.3 million from $160.9 million in 1997, an increase of $8.4 million, or 5.2%. Gross profit as a percentage of sales (gross margin) decreased to 68.2% from 70.1%. The decrease in gross margin was due principally to the effects of accounting for the Acquisition and low-margin sales to a formerly affiliated third-party manufacturer during the transition period following the Acquisition. Cost of sales for 1998 included a $2.7 million charge relating to the sale of certain inventories that were revalued in conjunction with the Acquisition. In addition, $2.5 million of incremental sales in 1998 were made to a former Gillette affiliate that assisted in the production process and sold certain products to the Company's Mexican subsidiary. These U.S. sales were made subsequent to the Acquisition on a cost-recovery basis with no profit. Excluding the effects of these items, adjusted gross margin for 1998 was 70.0%, virtually unchanged from the prior year.

  Selling, general & administrative expenses. SG&A expenses in 1998 increased to $156.6 million from $140.5 million in 1997, an increase of $16.1 million, or 11.5%. SG&A as a percentage of net sales increased in 1998 to 63.1% from 61.2% for 1997. The primary reason for the increase in SG&A was a $8.6 million increase in promotional expense, relating primarily to markets which have experienced sales growth. Additionally, as a result of the Acquisition, 1998 SG&A expenses included $2.1 million of amortization of goodwill and trademarks. Excluding the acquisition-related amortization from 1998, SG&A as a percentage of sales for 1998 was 62.2%.

  Restructuring and impairment charges. Restructuring and impairment charges in 1997 of $0.4 million were comprised of reorganization costs of $3.5 million, that were partially offset by recovery through litigation of $2.3 million of costs in the U.S. relating to an improper installation of certain proprietary computer systems, and a gain of $0.8 million in Mexico on the sale of a facility which had previously been written off.

  Exchange gain (loss). The Company's foreign exchange loss in 1998 was $0.4 million compared to a gain of $0.3 million in 1997, a decrease of $0.7 million, primarily due to foreign currency transaction losses in Mexico. During 1998, the U.S. dollar strengthened substantially against the Mexican peso. This would normally have resulted in an exchange loss for the Company due to the large amount of U.S. dollar-denominated debt at Jafra S.A. However, as Mexico was considered to be a hyperinflationary economy during 1998, the U.S. dollar was the functional currency of the Mexican subsidiary. Accordingly, gains and losses on the remeasurement of such debt were not included as a component of net income in 1998.

  Interest expense. During 1998, the Company incurred $11.4 million of interest expense (including amortization of certain financing costs) related to the debt incurred in conjunction with the Acquisition. Prior to the Acquisition, the Company was not leveraged.

  Other income (expense). Other income (expense) in 1998 was zero compared to an expense of $0.5 million in 1997. Other expense in 1997 consisted of miscellaneous non-operating items.

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

  Net income (loss). Net income (loss) decreased $19.3 million to a $3.9 million loss in 1998 from $15.4 million of income in 1997. This decrease was due principally to $11.7 million of increased net interest expense in 1998 as a result of the new debt structure, the $2.7 million increase in cost of sales resulting from the revaluation of inventories in connection with the Acquisition, the absence of margin on $2.5 million of incremental sales made in 1998 to a former Gillette affiliate who assisted in the production process and sold certain products to the Company's Mexican subsidiary, and $2.1 million in increased goodwill and trademark amortization In addition, the Company's effective tax rate increased significantly due to valuation allowances provided against net operating losses in the U.S. and Europe.

Liquidity and Capital Resources

  The Acquisition was consummated on April 30, 1998. As part of the financing for the Acquisition, $100.0 million of Notes were issued, $41.5 million of borrowings were initially drawn down under the Senior Credit Agreement ($25.0 million under the Term Loan Facility and $16.1 million under the Revolving Credit Facility), and $82.9 million of cash was contributed as an equity investment by CD&R Fund V, certain members of management, certain directors and other persons. The purchase price for the Jafra Business, after final adjustments determined in 1999, was approximately $212.4 million (excluding $12.0 million of financing fees and expenses), consisting of $202.5 million in cash and $9.9 million of Acquisition fees.

  The Company's liquidity needs arise primarily from principal and interest payments under the Notes, the Term Loan Facility and the Revolving Credit Facility. The Notes represent several obligations of Jafra Cosmetics International, Inc. ("JCI") and Jafra Cosmetics International, S.A. de C.V. ("Jafra S.A.") in the amount of $60 million and $40 million (subsequently reduced in 1999 and 2000 by the repurchases described below), respectively, with each participating on a pro rata basis upon redemption. The Notes mature in 2008 and bear a fixed interest rate of 11.75% payable semi-annually.

  Borrowings under the Senior Credit Agreement are payable in quarterly installments of principal and interest over six years through April 30, 2004. Scheduled term loan principal payments under the Term Loan Facility will be approximately $3.5 million, $4.5 million, $5.5 million, $6.5 million, and $2.5 million for each of the years from 2000 through 2004, respectively. Borrowings under the Revolving Credit Facility ($25.0 million as of December 31, 1999) mature on April 30, 2004. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 2.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 1%, plus an applicable margin not to exceed 1.625%). The interest rates in effect at December 31, 1999 ranged from approximately 8.0% to approximately 8.9% for the LIBOR-based borrowings, and the rate for the prime-based borrowings was approximately 9.9%. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra S.A. Interest expense in 1999 was $16.9 million, including approximately $1.8 million of non-cash amortization of deferred financing fees. During 1999, cash paid for interest was approximately $16.7 million.

  Both the indenture (the "Indenture"), dated as of April 30, 1998, under which the Notes were issued, and the Senior Credit Agreement contain certain covenants that limit the Company's ability to incur additional indebtedness, pay cash dividends and make certain other payments. The Indenture and the Senior Credit Agreement also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. The Company has one letter of credit outstanding as of December 31, 1999 under the Revolving Credit Facility, in the amount of $1.1 million.

  The Notes are unsecured and are generally non-callable for five years. Thereafter, the Notes will be callable at premiums declining to par in the eighth year. Prior to May 1, 2001, JCI and Jafra S.A. at their option may concurrently redeem the Notes on a pro rata basis in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of the Notes not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 111.75% plus accrued interest; provided, however, that an aggregate principal amount of the Notes equal to at least 65% of the original aggregate principal amount of the Notes must remain outstanding after each such redemption.

  A Consent and Waiver, dated November 19, 1999, to the Senior Credit Agreement allows the Company to repurchase the Notes in the open market from time to time, with the aggregate purchase prices for all such Notes repurchased not to exceed $25.0 million. During the fourth quarter of 1999, the Company repurchased and retired Notes with a face value of $14.0 million prior to maturity. In the first quarter of year 2000, the Company repurchased and retired additional Notes with a face value of $10.3 million prior to maturity. The repurchased debt was replaced with lower cost debt under the Revolving Credit Facility. The Company expects to save approximately $1.0 million in interest expense in 2000 as a result of these debt restructuring activities.

  During the fourth quarter of 1999, the Company sold a parcel of real property and an office building in the U.S., receiving net sales proceeds of $5.6 million, with a resulting gain from the transactions of approximately $1.0 million.

  The Company believes, but no assurance can be given, that its existing cash, cash flow from operations and availability under the Senior Credit Agreement will provide sufficient liquidity to meet the Company's cash requirements and working capital needs over the next year.

Outsourcing of Manufacturing Functions

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

  In June 1999, the Company announced certain employee terminations related to outsourcing the U.S. product manufacturing functions. The related estimated cost of approximately $2.7 million was charged to income from operations in the accompanying consolidated statements of operations. At December 31, 1999, the remaining liability for such charges was approximately $0.6 million. The majority of the remaining costs have been paid out in cash during the first quarter of 2000, although certain individuals will receive severance payments that will extend until the second or third quarter of 2000.

  The fixed assets and inventories were sold to the Contractor in exchange for secured promissory notes. The promissory note for the fixed assets of approximately $1.5 million bears interest at an annual rate of 8%, and is payable in monthly installments over three years, commencing January 1, 2000. The promissory note for inventories of approximately $2.2 million is non-interest bearing, and is payable in monthly installments over one year, commencing October 1, 1999. At December 31, 1999, approximately $2.1 million of notes from the Contractor (reflected at fair value, net of discount), as well as approximately $0.5 million of unsecured accounts receivable, were included in receivables and approximately $1.0 million of notes, representing the non-current portion of the fixed asset notes from the Contractor, were included in other assets in the accompanying consolidated balance sheets.

  In addition, the Company and the Contractor entered into a manufacturing agreement, dated as of June 10, 1999, (the "Manufacturing Agreement"). Subject to the terms and conditions of the Manufacturing Agreement, the Contractor has agreed to manufacture all of the Company's requirements for certain cosmetic and skin care products for an initial term of five years. Following the expiration of the initial five-year term, the Manufacturing Agreement will be automatically extended for additional one-year terms unless terminated by six months' prior written notice by either party. The Manufacturing Agreement provides for price renegotiations by the Contractor if the Company's quarterly or annual purchase volume falls below specified minimums. In addition, the Company is obligated to purchase materials acquired by the Contractor based upon product forecasts provided by the Company if the Contractor is unable to sell such materials to a third party. The Contractor is solely responsible for obtaining the inventories, manufacturing the inventories at its current location in Chino, California, complying with applicable laws and regulations, and performing quality assurance functions.

Cash Flows

  Net cash used in operating activities was $1.6 million in 1999, compared to cash provided by operating activities of $10.1 million in 1998 and $26.7 million in 1997. The $11.7 million decrease in cash flow from operations in 1999 compared to 1998 is attributable to a decrease in the change of working capital items of $21.8 million, partially offset by a $10.1 million increase in net income adjusted for depreciation, amortization and other non-cash items included in net income. The $16.6 million decrease in cash flow from operations in 1998 compared to 1997 is attributable to a $8.5 million decrease in the change in working capital items, and a $8.1 million decrease in net income adjusted for depreciation, amortization and other non-cash items included in net income.

  Net cash used in investing activities was $3.1 million in 1999, consisting of capital expenditures of $5.8 million, payments of previously accrued Acquisition fees of $1.8 million and miscellaneous items totaling $1.0 million, partially offset by proceeds from the sales of a parcel of property and an office building of $5.6 million. Capital expenditures in 2000 are expected to be approximately $12.0 million, comprised of $6.7 million for information technology, $2.9 million for production equipment, $1.6 million for space and facilities and $0.8 million for miscellaneous items.

  Net cash used in financing activities was $7.4 million in 1999, consisting primarily of $13.5 million for the repurchase of subordinated debt with a face value of $14.0 million and $2.5 million for principal repayments under the term loan facility, partially offset by net borrowings under the revolving credit facility of $8.5 million.

  The effect of exchange rate changes on cash was $1.4 million for 1999, relating primarily to fluctuations in the exchange rate of the peso.

Foreign Operations

  Sales outside of the United States aggregated 76%, 70%, and 69% of the Company's total net sales for the fiscal years 1999, 1998, and 1997, respectively. In addition, as of December 31, 1999, international subsidiaries comprised approximately 75% of the Company's consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. In December 1999, the Company entered into foreign currency forward contracts in Mexican pesos to reduce the effect of potentially adverse exchange rate fluctuations in Mexico. However, for virtually the entire 1999 year, the Company's operating results were impacted by foreign currency fluctuations, and during 1998, the stronger U.S. dollar negatively impacted revenues and operating income of the Company's operations in Mexico and Europe. Net sales for 1999 would have increased by an additional $14.7 million, or 5.9%, over reported amounts if average exchange rates in 1999 remained the same as in 1998.

  The Company's subsidiary in Mexico, Jafra S.A., generated approximately 59.1% of the Company's net sales for 1999, compared to 47.7% for 1998, substantially all of which were denominated in Mexican pesos. Mexico has experienced periods of high inflation in the past. During 1997 and 1998, Jafra S.A.'s functional currency was the U.S. dollar because Mexico was considered to be a hyperinflationary economy during these periods. As of January 1, 1999, Mexico is no longer considered a hyperinflationary economy, and the Company now accounts for its Mexican operations using the peso as its functional currency. Jafra S.A. had $43.9 million of U.S. dollar denominated third party debt and $41.0 million of U.S. dollar-denominated intercompany debt as of December 31, 1999. Because the functional currency in Mexico is no longer the U.S. dollar, gains and losses of remeasuring such debt to the U.S. dollar from the peso are now included as a component of net income. Jafra S.A. recognized an unrealized exchange gain of approximately $2.4 million and a realized exchange gain on repayments of debt of approximately $0.4 million for 1999.

Year 2000 Issue

  The Company established a Year 2000 compliance methodology which encompassed six phases: discovery, planning, resolution, testing, implementation and certification. The scope of the Company's compliance program included information technology (computer systems, hardware and operating systems), facilities (phone systems, plant machinery, elevators and security systems), embedded software in production equipment and major suppliers of raw materials and finished goods. The Company has completed all phases with respect to both its information technology systems and non-information technology systems. The Company has upgraded its main operating systems to a Year 2000 compliant version in all of the markets in which it conducts business.

  As part of its investigation conducted in the discovery phase, the Company prepared a questionnaire that was distributed to its major suppliers, which supply (either directly or indirectly through the Company's contract manufacturer) 75% of the raw materials and finished goods purchased by the Company from third party suppliers. The Company received written responses from substantially all of these suppliers. Confirming each such supplier's responses, the Company did not experience any dating problems associated with the Year 2000. The Company developed contingency plans on a country by country basis. These contingency plans primarily involved the use of additional temporary labor and manual procedures to process and ship orders in case specific mission-critical systems failed on Year 2000 related dates.

  The Company believes that it has successfully rendered its products, internal management and other administrative systems, and external information systems year 2000 compliant. Since January 1, 2000 the Company has experienced no disruptions in its business operations as a result of Year 2000 compliance problems and has received no reports of any Year 2000 compliance problems with its products. The Company is continuing to monitor third-party vendors for additional recommended Year 2000 compliance. The Company has spent approximately $1.6 million to date to render both information technology and non-information technology systems Year 2000 compliant.

  Nonetheless, some problems related to Year 2000 risks may not appear until several months after January 1, 2000. Year 2000 issues could include problems with Company products, with third-party products or technologies that are used by the Company, or with which its products exchange data. Any problems that are not identified and corrected successfully and completely could adversely affect the business of the Company. However, the Company expects that any additional cost to fix any Year 2000 problems that may be identified will involve internal labor-hours and will not be material.

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

  During the transition period, the Company will continue to utilize the respective country's existing currency as the functional currency. Use of the euro by the Company or its sales representatives is not expected to be significant and will be converted and recorded in the Company's accounting records to the existing functional currency.

  The Company intends to adopt the euro as its functional currency when the majority of its transactions in the member countries are conducted in the euro. The Company is currently identifying the impact the euro will have on its information systems throughout Europe. The Company has identified that its European commercial system will not support the euro, and is looking into various alternatives either to update or replace the system. The Company has budgeted sufficient funds in 2000 to commence the transition to a Euro compliant system portfolio in Europe. The Company does not expect the introduction of the euro to materially adversely affect its business, financial condition, or results of operations.

Business Trends and Initiatives

  The Company has experienced significant sales growth in Mexico over the last two years, due in large part to an increase in the number of sales representatives. The Company's Mexican subsidiary generated 59.1% of the Company's consolidated net sales for 1999, compared to 47.7% for 1998. The sales growth in Mexico for 1999 was 44.6% in U.S. dollars and 53.7% in local currency. Given a continued stable economic environment, the Company expects to continue to grow its revenues and representative base in Mexico, but no assurance can be given that sales in Mexico will continue to increase at these rates.

  The U.S. market plans to implement a number of strategies during 2000 which, along with the initiation of doing business via e-commerce and an increased focus on sponsoring new representatives through enhanced training programs, are intended to stimulate sales growth in the range of 10-15% over 1999 levels.

  Net sales in Europe for 1999 declined at a rate of approximately 19.2% from the comparable period of the prior year, primarily due to declines in both the number and productivity of sales representatives, along with an unfavorable exchange rate impact. The Company expects to show single digit sales growth in 2000 over the 1999 levels. The Company continues to evaluate opportunities to streamline its operations to enhance the profitability achieved by these markets.

  As a result of these differential growth rates, the Company expects, but no assurance can be given, that its percentage of net sales in Mexico will increase slightly, and its percentage of net sales in Europe will decrease slightly for the near term.

  The Company has made plans to develop new business in 2000 through expansion into new markets, particularly one in Asia, and by utilizing the Internet and electronic commerce to increase its revenue base in existing markets.

Information Concerning Forward-Looking Statements

  Certain of the statements contained in this report (other than the Company's consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "Business--Strategy" concerning (a) the Company's belief that the senior management team will continue to provide the dynamic leadership required to attract new sales representatives and managerial talent, inspire new and existing sales representatives to greater productivity and execute the Company's new market development strategy; (b) the Company's plans to expand its sales representative base in existing markets and to increase sales representative productivity; (c) the Company's belief that its existing distribution and manufacturing capabilities provide a strong platform for the Company to expand into new markets and thereby diversify its revenue base; (d) the Company's expectation that it will be able to implement its new market development strategy with limited additional capital expenditures and without diverting focus from the Company's core markets; and (e) the Company's belief that use of the Internet by its sales representatives will result in better service to customers at a lower cost; (ii) the statement in "Business-- International Operations" that the Company intends to increase the number of markets in which it participates and grow revenues in those markets in order to diversify its revenue base and to minimize any adverse impact that a downturn in the Mexican economy could have on the Company; (iii) the statement in "Business--Manufacturing" that goods and raw materials used in the Company's products generally are available or can be obtained to Company specifications from more than one potential supplier; (iv) the statement in "Business--Distribution" that management believes its facilities are adequate to meet global demand for the foreseeable future; (v) the statements in "Business--Management Information Systems" concerning the Company's expectations that (a) its e-commerce system is expected to be operational by mid-2000 and (b) each of its major markets will be equipped during the latter part of 2000 or 2001 with a local integrated marketing system, a global Distributed Resource Planning system, and a new commercial system; (vi) the statement in "Business--Environmental Matters" that the Company believes that environmental laws and regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position; (vii) other statements as to management's or the Company's expectations, intentions and beliefs presented in "Business"; (viii) the statement in "Properties" that the Company's properties are suitable to meets its anticipated requirements; (ix) the statement in "Legal Proceedings" that the Company believes that the resolution of the routine legal matters in which it is involved will not have a material adverse effect on the Company's business, financial condition or results of operations; (x) the statements in "--Liquidity and Capital Resources" concerning (a) the Company's expectation that it expects to save approximately $1.0 million in interest expense in 2000 as a result of debt restructuring activities; and (b) the Company's belief that it will have sufficient liquidity to meet its cash requirements and working capital needs over the next twelve months; (xi) the statements in "--Year 2000 Issue" that
(a) the Company believes it has successfully rendered its products, internal management and external information systems Year 2000 compliant; and (b) that the cost to fix any Year 2000 problems that may be identified will involve internal labor-hours and will not be material; (xii) the statements in "-- European Economic and Monetary Union" concerning the Company's expectations that (a) use of the euro by the Company or its sales representatives will not be significant and (b) the introduction of the euro will not materially adversely affect its business, financial condition or results of operations;
(xiii) the statements in "--Business Trends and Initiatives" that (a) given a continued stable economic environment, the Company expects to continue to grow its revenues and representative base in Mexico, but not at historical growth rates, (b) the Company expects to grow its year 2000 sales in the U.S. market 10-15% due to new strategies and the initiation of e-commerce business; (c) the Company's expectation that sales in Europe will show single digit sales growth in 2000, and (d) the Company's expectation that its percentage of net sales in Mexico will increase and its percentage of net sales in Europe will decrease for the near term; and (xiv) other statements as to management's or the Company's expectations or beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Forward-looking statements are based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The following important factors, and those important factors described elsewhere in this report (including, without limitation, those discussed in "Business-- Strategy," "--International Operations," "--Distribution," "--Manufacturing," "--Management Information Systems," "--Environmental Matters," "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations," "--Liquidity and Capital Resources," "--Foreign Operations," "--Year 2000 Issue," "--European Economic and Monetary Union" and "--Business Trends and Initiatives"), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements:

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

  . The direct selling cosmetics and personal care products business is highly competitive. A number of the Company's competitors, including Avon and Mary Kay, are significantly larger and have substantially greater resources and less leverage than the Company, which may provide them with greater flexibility to respond to changing business and economic conditions than the Company. An increase in the amount of competition faced by the Company, or the inability of the Company to compete successfully, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

               Debt Obligation Information at December 31, 1999
                      (Amounts in U.S. dollars in 000's)

                                       Expected Year of Maturity                      Fair Value
                         ----------------------------------------------------------- December 31,
                          2000    2001    2002    2003    2004    Thereafter  Total    1999(1)
                         ------  ------  ------  ------  -------  ---------- ------- ------------
Senior Subordinated
 Notes, Term Loan, and
 Revolving Credit
 Facility
  Fixed Rate (US$) .....                                           $86,000   $86,000   $83,850
  Average Interest Rate
   .....................                                             11.75%
  Variable Rate (US$)
   ..................... $3,500  $4,500  $5,500  $6,500  $27,500       --     47,500    47,500
  Average Interest Rate
   .....................   8.89%   8.89%   8.89%   8.89%    8.89%     8.89%

               Debt Obligation Information at December 31, 1998
                      (Amounts in U.S. dollars in 000's)

                                       Expected Year of Maturity                      Fair Value
                         ----------------------------------------------------------- December 31,
                          1999    2000    2001    2002    2003   Thereafter  Total     1998(1)
                         ------  ------  ------  ------  ------  ---------- -------- ------------
Senior Subordinated
 Notes, Term Loan, and
 Revolving Credit
 Facility
  Fixed Rate (US$) .....                                          $100,000  $100,000   $88,000
  Average Interest Rate
   .....................                                             11.75%
  Variable Rate (US$)
   ..................... $2,500  $3,500  $4,500  $5,500  $6,500     19,000    41,500    41,500
  Average Interest Rate
   .....................   8.04%   8.04%   8.04%   8.04%   8.04%      8.04%

--------
(1) The Company's estimate of the fair value of its Senior Subordinated Notes at December 31, 1999 was based upon quoted market prices. The Company's estimate of the fair value of its Senior Subordinated Notes at December 31, 1998 was based upon information provided by a broker dealer that makes a market in the Company's Senior Subordinated Notes. As the Company's Revolving Credit Facilities and the Term Loan are variable rate debt, and the interest rate spread paid by the Company is adjusted for changes in certain financial ratios of the Company, the fair value of the Revolving Credit Facilities and the Term Loan approximated their carrying amounts at December 31, 1999 and 1998.

Foreign Currency Risk

  The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. All intercompany product sales are denominated in U.S. dollars. In addition, 76% of the Company's 1999 revenue was generated in countries with a functional currency other than the U.S. dollar. As a result, the Company's 1999 earnings and cash flows are exposed to fluctuations in foreign currency exchange rates.

  The Company may reduce its primary market exposures to fluctuations in foreign exchange rates and hedge contractual foreign currency cash flows or obligations (including third-party and intercompany foreign currency transactions) by creating offsetting positions through the use of forward exchange contracts. The Company regularly monitors its foreign currency exposures and ensures that contract amounts do not exceed the amounts of the underlying exposures. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

  The table below describes the forward contracts that were outstanding at December 31, 1999 (dollar amounts in thousands). These foreign currency forward contracts do not qualify as hedging transactions under the current accounting definitions and, accordingly, have been marked to market through income.

                                         Forward
                             Contract  Position in  Maturity Contract   Fair
      Foreign Currency         Date   US Dollars(1)   Date     Rate   Value(1)
      ----------------       -------- ------------- -------- -------- --------
Buy US Dollar/sell Mexican
 Peso....................... 12/22/99    $ 3,722     3/31/00   9.671  $ 3,690
Buy US Dollar/sell Mexican
 Peso....................... 12/22/99      3,890     4/28/00   9.770    3,856
Buy US Dollar/sell Mexican
 Peso....................... 12/22/99      2,929     5/31/00   9.900    2,907
Buy US Dollar/sell Mexican
 Peso....................... 12/22/99      3,997     6/30/00  10.008    3,967
Buy US Dollar/sell Mexican
 Peso....................... 12/22/99      1,977     7/31/00  10.118    1,962
Buy US Dollar/sell Mexican
 Peso....................... 12/22/99      3,032     8/31/00  10.223    3,010
Buy US Dollar/sell Mexican
 Peso....................... 12/22/99      3,874     9/29/00  10.326    3,846
Buy US Dollar/sell Mexican
 Peso....................... 12/22/99      3,641    10/31/00  10.438    3,617
Buy US Dollar/sell Mexican
 Peso....................... 12/22/99      2,844    11/30/00  10.548    2,829
                                         -------                      -------
                                         $29,906                      $29,684
                                         =======                      =======

--------
(1) The "Forward Position in U.S. Dollars" and the "Fair Value" presented above represent notional amounts. The net of these two amounts, $222,000, represents the fair value of the forward contracts and has been recorded as an asset in the accompanying consolidated balance sheet as of December 31, 1999.

  Prior to entering into foreign currency exchange contracts, the Company evaluates the counter parties' credit ratings. Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted. The Company does not currently anticipate non-performance by such counter parties.

  The Company's Mexican subsidiary, Jafra S.A., had U.S. dollar denominated debt of $84.9 million and $55.0 million at December 31, 1999 and 1998, respectively. During 1998, there were no gains or losses on remeasuring U.S. dollar denominated debt because the functional currency of Mexico was considered to be the U.S. dollar in 1998. Effective January 1, 1999, the Company began accounting for its Mexican operations using the peso as the functional currency. Accordingly, gains and loss on remeasuring such debt to the U.S. dollar are now included in income. From January 1, 1999 to December 31, 1999, the value of the peso to the U.S. dollar increased by 5.0%, and Jafra S.A. incurred a $2.8 million foreign currency transaction gain related to the remeasurement and repayment of U.S. dollar denominated debt.

  Based upon the $84.9 million of outstanding debt at December 31, 1999, a 10% decline in the peso to U.S. dollar exchange rate would result in a $8.5 million foreign currency transaction loss.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE

                                                                           Page
                                                                           ----
Independent Auditors' Report for the year ended December 31, 1999, the eight-month period ended December 31, 1998 and the four-month period ended April 30, 1998.....................................................  27

Independent Auditors' Report for the year ended December 31, 1997.........  28

Consolidated Balance Sheets--As of December 31, 1999 and 1998.............  29

Consolidated Statements of Operations--For the year ended December 31,
 1999, the eight-month period ended December 31, 1998, the four-month period ended April 30, 1998, and the year ended December 31, 1997........  30

Consolidated Statements of Stockholders' Equity--For the year ended
 December 31, 1999, the eight-month period ended December 31, 1998, the four-month period ended April 30, 1998, and the year ended December 31,
 1997.....................................................................  31

Consolidated Statements of Cash Flows--For the year ended December 31,
 1999, the eight-month period ended December 31, 1998, the four-month period ended April 30, 1998, and the year ended December 31, 1997........  32

Notes to Consolidated Financial Statements................................  34

Schedule II--Valuation and Qualifying Accounts............................  62

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CDRJ Investments (Lux) S.A.
Luxembourg

  We have audited the accompanying consolidated balance sheets of CDRJ Investments (Lux) S.A. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1999 and the eight-month period ended December 31, 1998 and the combined statements of operations, divisional equity, and cash flows of Jafra Cosmetics International (the "Predecessor") for the four-month period ended April 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CDRJ Investments (Lux) S.A. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and the eight-month period ended December 31, 1998 and the combined results of operations and cash flows of the Predecessor for the four-month period ended April 30, 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

March 2, 2000
Los Angeles, California

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
CDRJ Investments (Lux) S.A.:

  We have audited the accompanying combined statements of operations, divisional equity, and cash flows of Jafra Cosmetics International (the "Predecessor Company") for the year ended December 31, 1997. These combined financial statements are the responsibility of the Predecessor Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit. Our audit also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Predecessor Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Jafra Cosmetics International for the year ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          KPMG LLP

February 27, 1998
Los Angeles, California

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                      December 31, December 31,
                                                          1999         1998
                                                      ------------ ------------
                       ASSETS

Current assets:
  Cash and cash equivalents..........................   $  4,906     $ 18,358
  Receivables, less allowances for doubtful accounts
   of $3,087 in 1999 and $2,284 in 1998..............     31,277       24,449
  Inventories........................................     30,290       33,195
  Prepaid income taxes...............................     13,875        5,835
  Prepaid expenses and other current assets
   (including value-added tax receivables of $6,053
   in 1999 and $3,252 in 1998).......................      8,608        5,648
                                                        --------     --------
    Total current assets.............................     88,956       87,485
Property and equipment, net..........................     50,607       56,238
Other assets:
  Goodwill, net......................................     75,323       77,193
  Trademarks, net....................................     51,605       53,234
  Deferred financing fees and other, net.............     11,886       14,484
                                                        --------     --------
    Total............................................   $278,377     $288,634
                                                        ========     ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt..................   $  3,500     $  2,500
  Accounts payable...................................     15,005       25,905
  Accrued liabilities................................     33,424       34,183
  Income taxes payable...............................        276        1,017
  Deferred income taxes..............................      2,587          953
                                                        --------     --------
    Total current liabilities........................     54,792       64,558
Long-term debt.......................................    130,000      139,000
Deferred income taxes................................     15,731        8,202
Other long-term liabilities..........................      2,060        1,433
                                                        --------     --------
    Total liabilities................................    202,583      213,193
                                                        --------     --------
Commitments and contingencies                                --           --
Stockholders' equity:
  Common stock, par value $2.00; authorized,
   1,020,000 shares; issued and outstanding, 830,659
   shares in 1999 and 829,940 shares in 1998.........      1,661        1,660
  Additional paid-in capital.........................     81,381       81,275
  Accumulated deficit................................     (3,393)      (8,041)
  Cumulative foreign currency translation
   adjustment........................................     (3,855)         547
                                                        --------     --------
    Total stockholders' equity.......................     75,794       75,441
                                                        --------     --------
    Total............................................   $278,377     $288,634
                                                        ========     ========

          See accompanying notes to consolidated financial statements.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                             Predecessor
                                                       ------------------------
                                          Eight Months Four Months
                              Year Ended     Ended        Ended     Year Ended
                             December 31, December 31,  April 30,  December 31,
                                 1999         1998        1998         1997
                             ------------ ------------ ----------- ------------
Net sales..................    $290,450     $171,019     $77,282     $229,524
Cost of sales..............      82,239       56,324      22,666       68,604
                               --------     --------     -------     --------
  Gross profit.............     208,211      114,695      54,616      160,920
Selling, general and
 administrative expenses...     174,834      107,452      49,175      140,459
Restructuring and
 impairment charges........       4,812          --          --           400
Loss (gain) on sale of
 assets....................      (1,043)         150         --          (126)
                               --------     --------     -------     --------
  Income from operations...      29,608        7,093       5,441       20,187
Other income (expense):
  Exchange gain (loss).....       3,330       (1,742)      1,376          312
  Interest, net............     (16,888)     (11,431)         78          306
  Other, net...............          24         (201)        104         (540)
                               --------     --------     -------     --------
Income (loss) before income
 taxes.....................      16,074       (6,281)      6,999       20,265
Income tax expense.........      10,874        1,760       2,899        4,816
                               --------     --------     -------     --------
Income (loss) before
 extraordinary item........       5,200       (8,041)      4,100       15,449
Extraordinary loss on early
 extinguishment of debt,
 net of income tax benefit
  of $177..................         552          --          --           --
                               --------     --------     -------     --------
Net income (loss)..........    $  4,648     $ (8,041)    $ 4,100     $ 15,449
                               ========     ========     =======     ========


          See accompanying notes to consolidated financial statements.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except for shares)

                                                        Cumulative
                           Common Stock(1)                foreign     Retained
                          -----------------  Additional  currency     earnings       Total
                          Number of           paid-in   translation (accumulated stockholders' Comprehensive
                           Shares   Amount   capital(1) adjustment    deficit)     equity(1)   income (loss)
                          --------- -------  ---------- ----------- ------------ ------------- -------------
PREDECESSOR:
Balance at January 1,
 1997...................       --   $47,641   $ 4,564    $(53,983)    $80,419       $78,641
Net income..............       --       --        --          --       15,449        15,449       $15,449
Dividends paid to
 Gillette...............       --       --        --          --      (18,355)      (18,355)          --
Capital of new division
 included in combined
 group..................       --     1,926       --          --          --          1,926           --
Translation adjustment..       --       --        --         (357)        --           (357)         (357)
                                                                                                  -------
Total comprehensive
 income.................       --       --        --          --          --            --        $15,092
                           -------  -------   -------    --------     -------       -------       =======
Balance at December 31,
 1997...................       --    49,567     4,564     (54,340)     77,513        77,304
Net income for four
 months ended April 30,
 1998...................       --       --        --          --        4,100         4,100       $ 4,100
Net loss for foreign
 subsidiaries due to
 change in reporting
 period (unaudited).....       --       --        --          --       (1,197)       (1,197)          --
Dividends paid to
 Gillette...............       --       --        --          --      (20,990)      (20,990)          --
Capital contributions by
 Gillette...............       --       --        --          --       31,735        31,735           --
Translation adjustment..       --       --        --         (333)        --           (333)         (333)
                                                                                                  -------
Total comprehensive
 income.................       --       --        --          --          --            --        $ 3,767
                           -------  -------   -------    --------     -------       -------       =======
Balance at April 30,
 1998...................       --   $49,567   $ 4,564    $(54,673)    $91,161       $90,619
                           =======  =======   =======    ========     =======       =======

CDRJ INVESTMENTS (LUX)
 S.A. AND SUBSIDIARIES:
Common stock issued upon
 formation of CDRJ
 Investments (Lux) S.A.,
 April 30, 1998.........   789,503  $ 1,579   $77,371    $    --      $   --        $78,950
Issuance of common
 stock..................    40,437       81     3,904         --          --          3,985
Net loss for eight
 months ended December
 31, 1998...............       --       --        --          --       (8,041)       (8,041)      $(8,041)
Translation adjustment..       --       --        --          547         --            547           547
                                                                                                  -------
Total comprehensive
 loss...................       --       --        --          --          --            --        $(7,494)
                           -------  -------   -------    --------     -------       -------       =======
Balance at December 31,
 1998...................   829,940    1,660    81,275         547      (8,041)       75,441
Issuance of common
 stock..................     3,036        6       449         --          --            455
Repurchase of common
 stock..................    (2,317)      (5)     (343)        --          --           (348)
Net income..............       --       --        --          --        4,648         4,648       $ 4,648
Translation adjustment..       --       --        --       (4,402)        --         (4,402)       (4,402)
                                                                                                  -------
Total comprehensive
 income.................       --       --        --          --          --            --        $   246
                           -------  -------   -------    --------     -------       -------       =======
Balance at December 31,
 1999...................   830,659  $ 1,661   $81,381    $ (3,855)    $(3,393)      $75,794
                           =======  =======   =======    ========     =======       =======

-------
(1) Predecessor common stock and additional paid-in capital represent subsidiary capital, and total stockholders' equity of the Predecessor represents divisional equity.

         See accompanying notes to consolidated financial statements.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Predecessor
                                                       ------------------------
                                          Eight Months Four Months
                              Year Ended     Ended        Ended     Year Ended
                             December 31, December 31,  April 30,  December 31,
                                 1999         1998        1998         1997
                             ------------ ------------ ----------- ------------
Cash flows from operating
 activities:
 Net income (loss).........    $  4,648    $  (8,041)   $  4,100     $ 15,449
   Extraordinary loss on
    early extinguishment of
    debt, net of taxes.....         552          --          --           --
                               --------    ---------    --------     --------
 Income (loss) before
  extraordinary item.......       5,200       (8,041)      4,100       15,449
 Adjustments to reconcile
  income (loss) before
  extraordinary item to net
  cash provided by (used
  in) operating activities:
   Loss (gain) on sale of
    property and
    equipment..............      (1,043)         150         --          (126)
   Depreciation and
    amortization...........       7,119        5,089       1,363        4,361
   Amortization of deferred
    financing fees.........       1,832        1,407         --           --
   Asset impairment
    charge.................       1,084          --          --           --
   Unrealized foreign
    exchange gain..........      (2,377)         --          --           --
   Deferred income taxes...       7,320        4,516         375       (2,596)
   Changes in operating
    assets and liabilities:
     Receivables, net......      (3,686)      (4,095)     (2,063)      (1,027)
     Inventories...........         613        5,260        (512)       7,113
     Prepaid expenses and
      other current
      assets...............      (2,960)      (2,313)     (7,457)        (657)
     Other assets..........      (1,182)        (760)      3,948        1,571
     Accounts payable and
      accrued liabilities..      (5,904)      19,699      (7,144)      (3,682)
     Income taxes
      payable/prepaid......      (8,198)      (2,878)       (247)       6,792
     Other long-term
      liabilities..........         627           80        (408)        (481)
                               --------    ---------    --------     --------
      Net cash provided by
       (used in) operating
       activities..........      (1,555)      18,114      (8,045)      26,717
                               --------    ---------    --------     --------
Cash flows from investing
 activities:
 Purchase of Jafra
  Business, net of cash
  received of $2,339.......         --      (187,226)        --           --
 Withholding taxes on
  purchase price...........         --       (12,929)        --           --
 Payments of previously
  accrued Acquisition
  fees.....................      (1,856)      (7,542)        --           --
 Proceeds from sale of
  property and equipment...       5,551        2,917       8,811        3,132
 Purchases of property and
  equipment................      (5,798)      (6,367)     (6,124)      (8,932)
 Other.....................        (991)         --          (97)         --
                               --------    ---------    --------     --------
      Net cash provided by
       (used in) investing
       activities..........      (3,094)    (211,147)      2,590       (5,800)
                               --------    ---------    --------     --------
Cash flows from financing
 activities:
 Gross issuance
  (repurchase) of
  subordinated debt........     (13,490)     100,000         --           --
 Gross borrowings
  (repayments) under term
  loan facility............      (2,500)      25,000         --           --
 Net borrowings
  (repayments) under
  revolving credit
  facility.................       8,500       16,500         --           --
 Net proceeds from bank
  debt.....................         --           --          --         8,513
 Capital contributions by
  Gillette.................         --           --        5,013        1,926
 Dividends paid to
  Gillette.................         --           --          --       (18,355)
 Transactions with Gillette
  and other divisions......         --           --      (13,792)     (11,075)
 Issuance of common stock..         455       82,707         --           --
 Repurchase of common
  stock....................        (348)         --          --           --
 Deferred financing fees...         --       (12,471)        --           --
                               --------    ---------    --------     --------
      Net cash provided by
       (used in) financing
       activities..........      (7,383)     211,736      (8,779)     (18,991)
                               --------    ---------    --------     --------
Effect of exchange rate
 changes on cash...........      (1,420)        (573)       (333)        (357)
Effect of accounting
 calendar change on cash...         --           --        6,276          --
                               --------    ---------    --------     --------
Net increase (decrease) in
 cash and cash
 equivalents...............     (13,452)      18,130      (8,291)       1,569
Cash and cash equivalents
 at beginning of period....      18,358          228      10,231        8,662
                               --------    ---------    --------     --------
Cash and cash equivalents
 at end of period..........    $  4,906    $  18,358    $  1,940     $ 10,231
                               ========    =========    ========     ========

                                                        (continued on next page)

          See accompanying notes to consolidated financial statements

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS--(Concluded)
                                 (In thousands)

                                                             Predecessor
                                                       ------------------------
                                          Eight Months Four Months
                              Year Ended     Ended        Ended     Year Ended
                             December 31, December 31,  April 30,  December 31,
                                 1999         1998        1998         1997
                             ------------ ------------ ----------- ------------
Supplemental disclosure of
 cash flow information:
 Cash paid during the year
  for:
   Interest.................   $16,656       $8,301     $    501      $2,811
   Income taxes.............    10,541        4,402        4,135       4,313
Supplemental schedule of
 non-cash investing and
 financing activities:
 As described in Note 9, in
  connection with the
  Acquisition at April 30,
  1998, certain
  intercompany balances
  between Gillette and the
  Predecessor were
  forgiven. These amounts
  were accounted for as
  direct contributions to
  (reductions from) equity.
   Intercompany accounts
    payable.................   $   --        $  --      $ 26,722      $  --
   Intercompany accounts
    receivable..............       --           --       (20,990)        --

  During 1999, the Company sold inventories with a book value of approximately $2.3 million and equipment with a net book value of approximately $3.8 million to a third party contractor in connection with a manufacturing outsourcing agreement, in exchange for notes receivable with present values of $2.1 million and $1.5 million, respectively (see Note 14). The resulting loss of approximately $2.5 million was recorded as a charge against the restructuring accrual established in connection with the Acquisition.


          See accompanying notes to consolidated financial statements

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Description of Business

Basis of Presentation

  CDRJ Investments (Lux) S.A., a Luxembourg societe anonyme (the "Parent"), Jafra Cosmetics International, Inc., a Delaware corporation ("JCI"), Jafra Cosmetics International, S.A. de C.V., a sociedad anonima de capital variable organized under the laws of the United Mexican States ("Jafra S.A.") and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. ("CD&R") to acquire (the "Acquisition") the worldwide Jafra Cosmetics business (the "Jafra Business") of The Gillette Company ("Gillette"). JCI and Jafra S.A. are indirect, wholly owned subsidiaries of the Parent. The Parent is a holding company that conducts all its operations through its subsidiaries. The Parent and its subsidiaries are collectively referred to as the "Company." On April 30, 1998, pursuant to an acquisition agreement (the "Acquisition Agreement") between the Parent, certain of its subsidiaries and Gillette, (i) Jafra Cosmetics International Inc., a California corporation, merged with and into JCI, with JCI as the surviving entity, (ii) Jafra S.A. acquired the stock of Grupo Jafra, S.A. de C.V., a Mexican Company ("Grupo Jafra"), which merged with and into Jafra S.A. following the consummation of the Acquisition, with Jafra S.A. as the surviving entity, (iii) indirect subsidiaries of the Parent purchased the stock of Gillette subsidiaries conducting the Jafra Business in Germany, Italy, the Netherlands and Switzerland; and (iv) indirect subsidiaries of the Parent acquired from various Gillette subsidiaries certain assets used in the Jafra Business in Austria, Argentina, Colombia and Venezuela.

  The accompanying consolidated financial statements as of and for the year and for the eight-month period ended December 31, 1999 and 1998, respectively, reflect the operations of the Parent and its subsidiaries. The accompanying combined financial statements for the four months ended April 30, 1998 and the year ended December 31, 1997 reflect the operations of the Jafra Business prior to the Acquisition and are referred to as the "Predecessor" operations. All significant intercompany or interdivisional accounts and transactions between entities comprising the Jafra Business have been eliminated in consolidation and combination.

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

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

  The accompanying financial statements for the year ended December 31, 1997 include the operating results of the Predecessor's foreign subsidiaries for the fiscal year ended November 30. In 1998, the Predecessor changed the reporting period for the foreign operations from a fiscal year ending November 30 to a calendar year. The line item denoted "Effect of accounting calendar change on cash" in the consolidated statements of cash flows represents the change in the cash balance of the Predecessor's foreign operations from November 30, 1997 to December 31, 1997. The unaudited results of operations for the period from December 1 through December 31, 1997 were as follows (in thousands):

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

  The purchase price for the Jafra Business was approximately $212.4 million (excluding $12.0 million of financing fees and expenses), consisting of $202.5 million in cash ($2.5 million of which was determined and paid subsequent to the Acquisition date) and $9.9 million of Acquisition fees. The $202.5 million cash purchase price included $187.1 million paid by the Company directly to Gillette in cash at the closing date, (net of cash of $2.3 million received as part of the Acquisition), and $12.9 million of withholding taxes paid by the Company on behalf of Gillette subsequent to the closing date of the Acquisition. In addition, on November 3, 1998, the Company paid Gillette an additional $2.5 million (net of a receivable from Gillette of $5.1 million) as a final adjustment of the purchase price. In 1999, the final amount of fees related to the Acquisition and the concurrent issuance of debt was determined to be $21.9 million. $9.9 million of such fees were allocated as Acquisition fees, and were accounted for as goodwill in the purchase price allocation below. The financing fees of $12.0 million were capitalized as deferred financing fees, and are being amortized over the term of the related debt. The Acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their respective fair values at the date of Acquisition based on valuations and other studies. The following sets forth the purchase price allocation (amounts in millions):

     Net tangible assets acquired (net of liabilities assumed of $38.2 million)........................................................  $ 69.0
     Allocation of excess purchase price:
       Property and equipment.........................................    18.4
       Accrued income taxes...........................................     0.9
       Deferred income tax liability..................................    (0.8)
       Accrual of restructuring/rationalization costs (Note 10).......    (4.4)
       Inventories....................................................    (2.4)
       Trademarks.....................................................    53.8
       Goodwill.......................................................    77.9
                                                                        ------
        Total.........................................................  $212.4
                                                                        ======

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

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

                                                        Year Ended   Year Ended
                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
     Net sales........................................   $248,301     $229,524
     Net loss.........................................     (8,541)      (2,551)

  The pro forma results have been prepared for comparative purposes only and do not purport to represent what the Company's actual results of operations would have been had the transaction occurred at the beginning of the periods presented and are not intended to be a projection of future results or trends.

Description of Business

  The Company is an international manufacturer and marketer of premium skin and body care products, color cosmetics, fragrances, and other personal care products. The Company markets its products primarily in 13 countries, 12 outside the United States, and a number of additional countries through distributors, through a direct selling, multilevel distribution system comprised of self-employed salespersons (known as "sales representatives").

(2) Summary of Significant Accounting Policies

  Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents. Cash and cash equivalents include cash, time deposits and all highly liquid debt instruments purchased with a maturity of three months or less.

  Inventories. Inventories are stated at the lower of cost, as determined by the first-in, first-out basis, or market.

  Property and Equipment. Property and equipment are stated at cost. Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets using the straight-line method. Estimated useful lives are 40 years for buildings and improvements and 5 to 10 years for machinery and equipment. Maintenance and repairs, including cost of minor replacements, are charged to operations as incurred. Costs of additions and betterments are added to property and equipment accounts provided that such expenditures increase the useful life or the value of the asset.

  Intangible Assets. Intangible assets principally consist of goodwill and trademarks, which are amortized using the straight-line method. Goodwill and trademarks resulting from the Company's acquisition of the Jafra Business from Gillette are being amortized over a period of 40 years, while the Predecessor's goodwill was amortized generally over a period of 37.5 years. Accumulated amortization of goodwill and trademarks at December 31, 1999 was $3,160,000 and $2,303,000, respectively. Accumulated amortization of goodwill and trademarks at December 31, 1998 was $1,161,000 and $929,000, respectively.

  Deferred Financing Costs. In connection with the acquisition of the Jafra Business, the Company incurred approximately $12.0 million of costs related to the 11.75% Senior Subordinated Notes due 2008 (the "Notes"),

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES the Revolving Credit Facility and the Term Loan Facility (see Note 6). Such costs are being amortized on a basis that approximates the interest method over the expected term of the related debt. Accumulated amortization at December 31, 1999 and 1998 was $2,000,000 and $1,407,000, respectively. In connection with the early retirement of the Notes as described in Note 6, a portion of the unamortized deferred financing costs was written off and included in the determination of the extraordinary loss on early extinguishment of debt. Total amounts that were written off during 1999 were $1,239,000.

  Impairment of Long-Lived Assets and Enterprise Goodwill. Long-lived assets and enterprise goodwill are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets and goodwill is not recoverable, the Company will recognize an impairment loss, measured by the future discounted cash flow method (see Note 10).

  Foreign Currency Forward Contracts. In 1999, the Company entered into foreign currency forward contracts in Mexican pesos to reduce the effect of adverse exchange rate fluctuations in Mexico. As a matter of policy, the Company does not hold or issue foreign currency forward contracts for trading or speculative purposes. These contracts are marked-to-market each month and the fair value of the contracts are included in current assets and liabilities, with the offsetting gain or loss included in exchange gain (loss) in the accompanying consolidated statements of operations.

  Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments. The fair value of the Notes at December 31, 1999 was $84 million, based on quoted market price. The fair value of the Notes was $88 million at December 31, 1998, based upon information provided by a broker-dealer that makes a market in the Company's Notes. As the Company's Revolving Credit Facilities and the Term Loan are variable rate debt, and the interest rate spread paid by the Company is adjusted for changes in certain financial ratios of the Company, the fair value of the Revolving Credit Facilities and the Term Loan approximated their carrying amounts at December 31, 1999 and 1998. The fair value of the Company's foreign currency forward contracts at December 31, 1999 was $222,000, measured by quoted market price, and was recorded as a prepaid asset in the accompanying consolidated balance sheets.

  Research and Development. Research and development costs are expensed as incurred. Total research and development expense aggregated $2,130,000, $1,902,000, $1,185,000, and $2,911,000 for the year ended December 31, 1999, the eight months ended December 31, 1998, the four months ended April 30, 1998, and the year ended December 31, 1997, respectively.

  Income Taxes. The Company accounts for income taxes under the balance sheet approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company's financial statements or income tax returns. Management provides a valuation allowance for deferred income tax assets when it is more likely than not that a portion of such deferred income tax assets will not be realized.

  Foreign Currency Translation. The functional currency for most foreign subsidiaries is the local currency. Assets and liabilities of such foreign subsidiaries are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive income. Financial results of foreign subsidiaries in countries with highly inflationary economies are translated using a combination of current and historical exchange rates and any translation adjustments are included in net earnings, along with all transaction gains and losses for the period.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

  During 1997 and 1998, Jafra S.A.'s functional currency was the U.S. dollar because Mexico was considered to be a hyperinflationary economy during these periods. As of January 1, 1999, Mexico is no longer considered a hyperinflationary economy, and the Company now accounts for its Mexican operations using the peso as its functional currency.

  Approximately 76%, 70% and 69% of the Company's net sales for the years ended December 31, 1999, 1998 and 1997, respectively, were generated by operations located outside of the U.S. Mexico is the largest foreign operation, accounting for 59%, 48% and 43% of the Company's net sales for the years ended December 31, 1999, 1998 and 1997, respectively. As such, the Company's results of operations are subject to fluctuations in the exchange rate of the Mexican peso to the U.S. dollar. Mexico has historically experienced periods of hyperinflation, and the value of the peso has been subject to significant fluctuations with respect to the U.S. dollar.

  New Accounting Standards. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities and will be effective for the Company on January 1, 2001. The Company is currently analyzing the impact on the financial statements of adopting this standard.

  Reclassifications. Certain sales promotional and manufacturing expenses which were previously reported as selling, general and administrative expenses have been reclassified to cost of sales to conform to the current period presentation. Total amounts that have been reclassified are $5,541,000, $2,344,000 and $9,475,000 for the eight-month period ended December 31, 1998, the four-month period ended April 30, 1998 and the year ended December 31, 1997, respectively. In addition, restructuring charges and loss (gain) on sale of assets, which were previously included in selling, general and administrative expenses and other income (expense), respectively, have been separately disclosed in the accompanying consolidated statements of operations for the eight months ended December 31, 1998 and the year ended December 31, 1997 to conform to current period presentation.

(3) Inventories

  Inventories consist of the following at December 31, 1999 and 1998 (in thousands):

                                                                 1999    1998
                                                                ------- -------
       Raw materials and supplies.............................. $ 7,905 $ 7,553
       Finished goods..........................................  22,385  25,642
                                                                ------- -------
       Total inventories....................................... $30,290 $33,195
                                                                ======= =======

(4) Property and Equipment

  Property and equipment consist of the following at December 31, 1999 and 1998 (in thousands):

                                                                 1999    1998
                                                                ------- -------
       Land.................................................... $17,418 $20,126
       Buildings...............................................  16,777  16,608
       Machinery and equipment.................................  21,511  22,256
                                                                ------- -------
                                                                 55,706  58,990
       Less accumulated depreciation...........................   5,099   2,752
                                                                ------- -------
       Property and equipment, net............................. $50,607 $56,238
                                                                ======= =======

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

  In 1999, the Company sold a parcel of idle land and an idle building owned by JCI for total consideration of $5.6 million. The sale resulted in a gain on disposal of approximately $1.0 million, which was included in income from continuing operations in the accompanying consolidated statements of operations. The Company also sold certain equipment to a third party manufacturer (see Note 14).

(5) Accrued Liabilities

  Accrued liabilities consist of the following at December 31, 1999 and 1998 (in thousands):

                                                                1999    1998
                                                              -------- -------
       Sales promotion and commissions....................... $ 11,856 $12,509
       Accrued restructuring/rationalization costs (Note
        10)..................................................    1,105   3,162
       Accrued interest......................................    1,717   2,429
       Compensation and other benefit accruals...............    8,121   5,405
       State and local sales taxes and other taxes...........    3,262   1,197
       Accrued acquisition fees..............................      --    3,385
       Miscellaneous.........................................    7,363   6,096
                                                              -------- -------
                                                              $ 33,424 $34,183
                                                              ======== =======

(6) Debt

  Debt consists of the following at December 31, 1999 and 1998 (in thousands):

                                                              1999      1998
                                                            --------  --------
   Subordinated Notes, unsecured, interest payable semi-
    annually at 11.75%, due in 2008........................ $ 86,000  $100,000
   Term Loan, principal and interest due in quarterly
    installments through April 30, 2004, interest rates of
    8.6% and 7.8% at December 31, 1999 and 1998,
    respectively...........................................   22,500    25,000
   Revolving Loan, due April 30, 2004, weighted average
    interest rates of 9.1% and 8.4% at December 31, 1999
    and 1998, respectively.................................   25,000    16,500
                                                            --------  --------
   Total debt..............................................  133,500   141,500
   Less current maturities.................................   (3,500)   (2,500)
                                                            --------  --------
   Long-term debt.......................................... $130,000  $139,000
                                                            ========  ========

  The Company's long-term debt matures as follows (in thousands): $3,500 in 2000, $4,500 in 2001, $5,500 in 2002, $6,500 in 2003, $27,500 in 2004 and
$86,000 thereafter.

  On April 30, 1998, JCI and Jafra S.A. borrowed $125 million by issuing $100 million aggregate principal amount of 11.75% Subordinated Notes due 2008 (the "Notes") pursuant to an Indenture dated April 30, 1998 (the "Indenture") and $25 million under a Senior Credit Agreement.

  At the date of issuance, the Notes represented the several obligations of JCI and Jafra S.A. in the amount of $60 million and $40 million, respectively, with each participating on a pro rata basis upon redemption. The Notes mature in 2008 and bear a fixed interest rate of 11.75% payable semi-annually.

  Each of JCI and Jafra S.A. is an indirect, wholly owned subsidiary of the Parent and has fully and unconditionally guaranteed the obligations under the Notes of the other on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. In addition, the Parent has fully and

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES unconditionally guaranteed the Notes on a senior subordinated basis. JCI currently has no U.S. subsidiaries. Each acquired or organized U.S. subsidiary of JCI will fully and unconditionally guarantee the Notes jointly and severally, on a senior subordinated basis. Each existing subsidiary of Jafra S.A. fully and unconditionally guarantees the Notes jointly and severally, on a senior subordinated basis, and each subsequently acquired or organized subsidiary of Jafra S.A. will fully and unconditionally guarantee the Notes jointly and severally, on a senior subordinated basis. The nonguarantor entities are the Parent's indirect European subsidiaries in Germany, the Netherlands, Switzerland, Italy, Austria and Poland and its indirect South American subsidiaries in Colombia, Argentina, Chile, Venezuela and Brazil. All guarantor and nonguarantor entities are either direct or indirect wholly owned subsidiaries of the Parent. The Notes were registered in a registered exchange offer, effective as of January 25, 1999, under the Securities Act of 1933, as amended.

  The Notes are unsecured and are generally non-callable for five years. Thereafter, the Notes will be callable at premiums declining to par in the eighth year. Prior to May 1, 2001, JCI and Jafra S.A. at their option may concurrently redeem the Notes on a pro rata basis in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of the Notes not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 111.75% plus accrued interest; provided, however, that an aggregate principal amount of the Notes equal to at least 65% of the original aggregate principal amount of the Notes must remain outstanding after each such redemption.

  A Consent and Waiver, dated November 19, 1999, to the Senior Credit Agreement, as described below, allows the Company to repurchase the Notes in the open market from time to time, with the aggregate purchase price for all such Notes repurchased not to exceed $25 million. During 1999, the Company retired Notes of JCI and Jafra S.A., prior to maturity, with a face value of $8.4 million and $5.6 million, respectively. The debt repurchases resulted in an extraordinary loss of $552,000, net of an income tax benefit of $177,000.

  In addition, JCI and Jafra S.A. entered into a Senior Credit Agreement that provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a multicurrency Revolving Credit Facility of $65 million and a Term Loan Facility of $25 million. Borrowings under the Term Loan Facility are payable in quarterly installments of principal and interest over 6 years through April 30, 2004. Borrowings under the Revolving Credit Facility mature on April 30, 2004. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 2.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 1%, plus an applicable margin not to exceed 1.625%). The interest rates in effect at December 31, 1999 ranged from approximately 8.0% to approximately 8.9% for the LIBOR-based borrowings and the rate for the prime-based borrowings was approximately 9.9%. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra S.A.

  Both the Indenture and the Senior Credit Agreement contain certain covenants which limit the Company's ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio.

  As of December 31, 1999, the Company had one irrevocable standby letter of credit outstanding in the amount of $1.1 million. This letter of credit, expiring on April 30, 2004, collateralizes the Company's obligation to a third party in connection with certain lease agreements. The fair value of this letter of credit approximates its contract value.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

(7) Income Taxes

  The Company's income (loss) before income taxes consists of the following (amounts in thousands):

                                                              Predecessor
                                                        ------------------------
                                           Eight months Four months
                               Year Ended     Ended        Ended     Year Ended
                              December 31, December 31,  April 30,  December 31,
                                  1999         1998        1998         1997
                              ------------ ------------ ----------- ------------
     Income (loss) before
      income taxes:
       United States.........   $ 10,917     $(4,542)     $ (601)     $ 6,203
       Foreign...............      5,157      (1,739)      7,600       14,062
                                --------     -------      ------      -------
                                $ 16,074     $(6,281)     $6,999      $20,265
                                ========     =======      ======      =======

  Actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate rate of 35% to income before income taxes) as a result of the following:

                                                              Predecessor
                                                        ------------------------
                                           Eight months Four months
                               Year Ended     Ended        Ended     Year Ended
                              December 31, December 31,  April 30,  December 31,
                                  1999         1998        1998         1997
                              ------------ ------------ ----------- ------------
     Provision for income
      taxes at federal
      statutory rate.........   $ 5,626      $(2,198)     $2,450      $ 7,093
     Foreign income subject
      to tax other than at
      federal statutory
      rate...................     2,475           36        (136)      (2,310)
     Foreign tax credits.....    (1,784)         --          --           --
     State income taxes......       171          --          --           --
     Valuation allowance--
      domestic...............       657        2,017         160         (507)
     Valuation allowance--
      foreign................     3,879        2,075         252          --
     Other...................      (150)        (170)        173          540
                                -------      -------      ------      -------
     Income tax expense......   $10,874      $ 1,760      $2,899      $ 4,816
                                =======      =======      ======      =======

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

  The Predecessor's income was included in Gillette's consolidated U.S. income tax return. For financial reporting purposes, the Predecessor has provided income taxes on a separate-company basis. The components of the provision for income taxes are as follows (in thousands):

                                                               Predecessor
                                                         ------------------------
                                            Eight months Four months
                                Year Ended     Ended        Ended     Year Ended
                               December 31, December 31,  April 30,  December 31,
                                   1999         1998        1998         1997
                               ------------ ------------ ----------- ------------
     Current:
       Federal...............    $    60      $   --       $  --       $   222
                                 -------      -------      ------      -------
       Foreign:
         Mexico..............      3,275       (2,511)      2,524        4,717
         Europe..............         99         (245)        --         1,938
         Other...............         30          --          --           854
                                 -------      -------      ------      -------
                                   3,404       (2,756)      2,524        7,509
       State.................         90          --          --          (170)
                                 -------      -------      ------      -------
           Total current.....      3,554       (2,756)      2,524        7,561
     Deferred--foreign.......      7,320        4,516         375       (2,745)
                                 -------      -------      ------      -------
     Total income taxes on
      income (loss) before
      income taxes and
      extraordinary item.....     10,874        1,760       2,899        4,816
     Income tax benefit on
      early extinguishment of
      debt...................       (177)         --          --           --
                                 -------      -------      ------      -------
     Total income tax
      expense................    $10,697      $ 1,760      $2,899      $ 4,816
                                 =======      =======      ======      =======

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

  The components of deferred income tax assets and deferred income tax liabilities at December 31, 1999 and 1998 are as follows (in thousands):

                                                              1999      1998
                                                            --------  --------
     Deferred income tax assets:
       Accounts receivable................................. $    690  $    416
       Net operating loss carryforward.....................    8,326     7,056
       Disallowed interest expense.........................    2,279       --
       Accrued bonuses.....................................    1,933       --
       Foreign tax credit carryforward.....................      991       --
       AMT carryforward....................................       61       --
       Accrued sales promotion.............................    2,958     2,904
       Other accrued liabilities...........................      947       422
       Other...............................................    2,042       906
                                                            --------  --------
         Total deferred income tax assets..................   20,227    11,704
       Less valuation allowance............................   (8,880)   (4,344)
                                                            --------  --------
         Net deferred income tax assets....................   11,347     7,360

     Deferred income tax liabilities:
       Transaction and deferred financing costs............     (446)   (1,500)
       Property and equipment..............................   (2,228)   (1,824)
       Trademark and goodwill..............................  (19,193)   (8,436)
       Inventories.........................................   (7,585)   (4,755)
       Other...............................................     (213)        0
                                                            --------  --------
         Total deferred income tax liabilities.............  (29,665)  (16,515)
                                                            --------  --------
         Net deferred income tax liabilities............... $(18,318) $ (9,155)
                                                            ========  ========

  As discussed in Note 2--Foreign Currency Translation, the Company's Mexican subsidiary changed its functional currency from the U.S. dollar to the Mexican peso effective January 1, 1999. As a result, approximately $2.0 million of deferred income tax liabilities associated with temporary income tax differences that arose from the change in functional currency were reflected as an adjustment to the cumulative translation component of stockholders' equity. In addition, during 1999, the Company's Mexican subsidiary recorded a deferred income tax asset related to certain temporary differences incurred in connection with the Acquisition. The resulting deferred income tax asset of approximately $400,000 was reflected as an adjustment to goodwill.

  The Company records a valuation allowance on the deferred income tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowances at December 31, 1999 and 1998 are based upon the Company's estimates of the future realization of deferred income tax assets. Valuation allowances at December 31, 1999 and 1998 were provided principally to offset operating loss carryforwards and foreign tax credit carryforwards of the Company's U.S., European and South American subsidiaries.

  At December 31, 1999, the Company's deferred income tax asset for U.S. foreign tax credits ($991,000) and tax loss carryforwards of the U.S. and certain foreign subsidiaries totaling $9,317,000 were reduced by a valuation allowance of $8,880,000. The tax loss carryforwards expire in varying amounts between 2000 and 2009. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax carryforwards will be realized.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

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

  The components of Gillette's net pension expense for the Plan for the year ended December 31, 1997 were as follows (in thousands):

                                                                        1997
                                                                      ---------
     Service cost.................................................... $  29,892
     Interest cost on projected benefit obligation...................    60,245
     Actual return on Plan assets....................................  (184,649)
     Net amortization and deferral...................................   116,569
                                                                      ---------
       Pension expense............................................... $  22,057
                                                                      =========

  The Predecessor's share of the above pension expense was $261,000 for the four months ended April 30, 1998 and $970,000 in 1997. The Predecessor's share of pension expense was based on the Predecessor's payroll covered by the Plan as a percentage of total payroll covered by the Plan.

  The funded status of the Plan at December 31, 1997 was as follows (in thousands):

                                                                       1997
                                                                     --------
     Vested benefits................................................ $693,835
     Nonvested benefits.............................................   94,981
                                                                     --------
       Accumulated benefit obligation...............................  788,816
     Benefit obligation related to future compensation levels.......  170,642
                                                                     --------
       Projected benefit obligation.................................  959,458
     Fair value of Plan assets, invested primarily in equities and debt securities...............................................  990,026
                                                                     --------
       Projected benefit obligation in excess of Plan assets........   30,568
     Unrecognized transition obligation.............................    1,648
     Unrecognized prior service cost................................   11,478
     Unrecognized net loss..........................................    9,178
     Minimum liability adjustment...................................  (25,459)
                                                                     --------
     Gillette's prepaid pension cost................................ $ 27,413
                                                                     ========

  The primary assumptions used in determining obligations of the Plan were as follows:

                                                                           1997
                                                                           ----
     Discount rate........................................................ 7.00%
     Increase in compensation levels...................................... 5.00%
     Long-term rate of return on assets................................... 9.00%

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

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

  The Predecessor recognized the cost of postretirement benefits other than pensions during employees' active working lives. The components of Gillette's net other postretirement benefit expense for the year ended December 31, 1997 were as follows (in thousands):

                                                                         1997
                                                                        -------
     Interest cost..................................................... $17,008
     Service cost......................................................   4,758
     Actual return on assets...........................................  (6,010)
     Net amortization expense..........................................  (3,631)
                                                                        -------
       Other postretirement benefit expense............................ $12,125
                                                                        =======

  The Predecessor's share of the above other postretirement benefit expense was $37,000 for the four months ended April 30, 1998 and $128,000 in 1997. The status of Gillette's plans and the amounts recognized in Gillette's balance sheet was as follows (in thousands):

                                                                          1997
                                                                        --------
     Retirees.......................................................... $162,739
     Fully eligible active employees...................................   18,356
     Other active employees............................................   66,735
                                                                        --------
       Accumulated postretirement benefit obligation...................  247,830
     Fair value of plan assets.........................................  (33,249)
     Unrecognized net gain.............................................   86,947
                                                                        --------
     Gillette's accrued postretirement liability....................... $301,528
                                                                        ========

  The accumulated postretirement benefit obligation was determined using an assumed discount rate of 7.00% in 1997. The assumed health care cost trend rate was 9% in 1997, decreasing to 5% by the year 2001. A one percentage point increase in the trend rate would have increased Gillette's accumulated postretirement benefit obligation by 12% and interest and service cost by 14% in 1997.

  ESOP shares allocated to participants reduce Gillette obligations over the period of allocation. The account balance is assumed to have an annual yield of 12%. In addition, Gillette established a retiree health benefits account within its pension plan that will be used to partially fund health care benefits for future retirees.

Company Plans

  Certain of the Company's Germany employees participate in the Germany Plan, which is a defined benefit pension plan covering key employees. Benefits are based on age, years of service and the level of compensation during the final years of employment. The Company's funding policy is to contribute annually to the Germany Plan the amount necessary to meet the minimum funding standards. The total pension expense was $43,000 for the year ended December 31, 1999, $11,000 for the eight months ended December 31, 1998, $129,000 for the four months ended April 30, 1998 and $140,000 for the year ended December 31, 1997.

  Under Mexican labor laws, employees of Jafra S.A. and its subsidiaries are entitled to a payment when they leave the Company if they have fifteen or more years of service. In addition, the Company makes government mandated employee profit sharing distributions equal to ten percent of the taxable income of the subsidiary in which they are employed. Total expense under these programs was $391,000 for the year ended December 31, 1999. No expense was incurred in 1998. The total liability was approximately $782,000 and $382,000 at December 31, 1999 and 1998, respectively, and is classified as a current liability in the accompanying consolidated balance sheets.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

  The Company's U.S. subsidiary has an employee savings plan which permits participants to make voluntary contributions by salary reductions pursuant to section 401(k) of the Internal Revenue Code. Employees may defer up to 15% of their total compensation, subject to statutory limitations. Employee contributions of up to 10% of compensation are matched by the Company at the rate of 50 cents per dollar. Employees do not vest in the Company contribution until they have reached two years of service, at which time they become fully vested. The Company's expense under this program was $628,000 for the year ended December 31, 1999 and $420,000 for the eight months ended December 31, 1998.

  The Company's U.S. subsidiary also has supplemental excess benefit savings plans which permit participants to make voluntary contributions of up to 15% of their total compensation. Employee contributions are matched on the same basis as under the employee savings plan, and the vesting provisions are the same. The Company's expense under this program was $179,000 for the year ended December 31, 1999 and $17,000 for the eight months ended December 31, 1998. Employee and employer contributions under such plan are placed into a trust exclusively for the uses and purposes of plan participants and general creditors of the Company. The Company has recorded an asset and the related liability of $711,000 at December 31, 1999 in the accompanying consolidated balance sheets.

(9) Related Party Transactions

  In 1998, CD&R received a fee of $2.7 million, half of which was recorded as a direct acquisition cost and half of which was capitalized as deferred financing fees, for providing services related to the structuring, implementation and consummation of the Acquisition, in addition to the reimbursement of out-of-pocket expenses. Pursuant to a consulting agreement entered into following the Acquisition, until the 10th anniversary of the Acquisition or the date on which CD&R Fund V no longer has an investment in the Company, CD&R will receive an annual fee originally of $500,000 and as of January 1, 1999, of $400,000 (and reimbursement of out-of-pocket expenses) for providing advisory, management consulting and monitoring services to the Company. The CD&R fees incurred during 1999 and the eight months ended December 31, 1998 were $400,000 and $333,000, respectively. In addition, certain officers and directors of CD&R or its affiliates serve as directors of the Company. In 1999 and 1998, certain directors and other persons purchased an aggregate of 1,667 and 21,000 shares of Company common stock, respectively. During 1999, the Company engaged Guidance Solutions ("Guidance"), a corporation in which an investment fund managed by CD&R has an investment, to develop its e-commerce business. Under the agreement entered into by both parties, the Company will pay a fee of approximately $2.0 million to Guidance in connection with planning, defining, designing and consulting services performed. Total fees charged by Guidance in 1999 for providing such services were $389,000.

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

  Certain expenses were charged by Gillette to the Predecessor prior to the Acquisition. The predecessor management believes the amounts and methods of allocation were reasonable and approximated actual services provided. The allocations were based principally upon a formula using the percentage of revenues of the Predecessor to the total consolidated revenues of Gillette. The predecessor management performed regular

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES reviews of the allocated costs and determined that the cost of these services to the Predecessor, as if it were a stand-alone entity, would be comparable to the costs allocated to it by Gillette. Such services included legal, trademark and patent support, internal audit, and other administrative costs. Total related net charges were $748,000 for the four months ended April 30, 1998 and $2,045,000 for 1997. Such charges are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Such allocations ceased upon consummation of the Acquisition, and, as such, no amounts are included for 1999 and the eight months ended December 31, 1998.

  Interest was charged and earned on intercompany receivables and payables between Gillette and the Predecessor at the LIBOR rate prior to the Acquisition. The total related interest was $152,000 for the four months ended April 30, 1998 and $592,000 for 1997, and is included in interest, net, in the accompanying consolidated statements of operations.

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

(10) Restructuring and Impairment Charges and Related Accruals

  Current Year Restructuring and Impairment Charges. In 1999, the Company recorded approximately $3.7 million of restructuring charges and approximately $1.1 million of asset impairment charges. The restructuring charges consisted of approximately $2.7 million of charges related to the outsourcing of the Company's U.S. product manufacturing functions, and approximately $1.0 million of other restructuring activities in the U.S., Europe and Mexico. Substantially all of the charges related to severance costs. As the terms of such severance were not communicated to the affected employees until subsequent to the one-year anniversary of the Acquisition, such costs were expensed during 1999. As of December 31, 1999, payments of approximately $2.6 million have been made for these charges. The Company anticipates that substantially all of the remaining restructuring costs of approximately $1.1 million will be paid in 2000.

  Also in 1999, the Company recognized an asset impairment charge of approximately $1.1 million relating to long-lived assets (goodwill and trademarks) owned by its German subsidiary ("Jafra Germany"). In the fourth quarter of 1999, concurrent with the Company's annual business planning process, the Company recognized that sales levels in Jafra Germany had declined more than anticipated since the Acquisition. The Company performed an impairment review and concluded that Jafra Germany's future undiscounted cash flows were below the carrying value of its related long-lived assets. Accordingly, the Company recorded a noncash impairment loss of approximately $1.1 million to adjust the carrying values of Jafra Germany's goodwill and trademarks to their estimated fair values, which were determined based on anticipated future cash flows discounted at a rate commensurate with Jafra Germany's weighted average cost of capital.

  Acquisition Accrual. In connection with the Acquisition in 1998, the Company initially recorded a $4.0 million accrual for restructuring and rationalization costs (the "Acquisition Accrual"). This accrual related to the planned realignment of the Company's operations subsequent to the Acquisition, and included approximately $2.9 million of severance costs and $1.1 million of costs primarily relating to closure and/or relocation of certain distribution facilities. As of the consummation of the Acquisition, senior management began formulating a plan to close certain distribution facilities and involuntarily terminate certain employees.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

  Prior to April 30, 1999 (the one year anniversary of the Acquisition), the Company finalized plans related to the closure of certain worldwide facilities, principally the closure and outsourcing of the U.S. product manufacturing functions. These restructuring plans included the transfer of certain inventory and the sale of fixed assets at a loss to a third party contractor (the "Contractor") (see Note 14). The total finalized cost of the Acquisition Accrual is approximately $4.4 million, and resulted in a net increase to goodwill of approximately $0.4 million in 1999. The components of the Acquisition Accrual are summarized as follows (in thousands):

     Disposal of fixed assets........................................... $2,336
     Severance..........................................................  1,724
     Lease termination costs............................................    197
     Other..............................................................    150
                                                                         ------
                                                                         $4,407
                                                                         ======

  In the eight months ended December 31, 1998, approximately $0.7 million of severance costs and $0.1 million of facilities closure costs were paid and charged against the Acquisition Accrual. During 1999, all of the remaining components of the Acquisition Accrual were incurred. At December 31, 1999, there was no remaining liability related to the Acquisition Accrual.

  Non-recurring Charges Prior to the Acquisition. In 1997, the Predecessor Company incurred net non-recurring reorganization charges of $0.4 million, comprised of reorganization costs of $3.5 million, which were offset by recovery through litigation of $2.3 million of costs relating to an improper installation of certain proprietary computer systems, and a gain of $0.8 million on the sale of a facility which had previously been written off. The $3.5 million of reorganization costs, including $2.6 million of costs to realign operations in Italy and South American markets, as well as $0.9 million of costs to close the Hungary and Canada markets, were comprised of approximately $2.9 million of severance, $0.5 million of closure (lease costs) and $0.1 million of other exit costs. These programs were adopted in early 1997 and the majority of payments associated with these programs were made prior to the end of 1997. At the end of 1997, the remaining liability relating to these reorganization activities was approximately $0.3 million.

  As discussed above, the components of the additions and/or adjustments to the aforementioned accruals include severance, lease costs, fixed asset disposals, and other exit costs, and are summarized as follows (in thousands):

                                                                   Predecessor
                                                      Eight months ------------
                                          Year Ended     ended      Year Ended
                                         December 31, December 31, December 31,
                                             1999         1998         1997
                                         ------------ ------------ ------------
     Additions--charges to income:
       Severance........................   $ 3,502       $  --        $2,860
       Lease costs......................        57          --           520
       Other............................       169          --           120
                                           -------       ------       ------
         Total additions................     3,728          --         3,500
     Acquisition Accrual:
       Severance........................    (1,176)       2,900          --
       Fixed asset disposals............     2,336           --          --
       Lease costs......................      (903)       1,100          --
       Other............................       150          --           --
                                           -------       ------       ------
         Acquisition Accrual, net.......       407        4,000          --
                                           -------       ------       ------
                                           $ 4,135       $4,000       $3,500
                                           =======       ======       ======

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

  A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

                                                                   Predecessor
                                                      Eight months ------------
                                          Year Ended     ended      Year Ended
                                         December 31, December 31, December 31,
                                             1999         1998         1997
                                         ------------ ------------ ------------
     Opening balance....................   $ 3,162       $  --       $   380
     Additions..........................     3,728        4,000        3,500
     Adjustment to goodwill balance.....       407          --           --
     Charges against reserves...........    (6,192)        (838)      (3,590)
                                           -------       ------      -------
     Ending balance.....................   $ 1,105       $3,162      $   290
                                           =======       ======      =======

  The remaining costs at each year-end included in the restructuring accrual are summarized as follows (in thousands):

                                                                    Predecessor
                                                                    ------------
                                          December 31, December 31, December 31,
                                              1999         1998         1997
                                          ------------ ------------ ------------
     Severance...........................   $ 1,105       $2,154        $140
     Lease costs.........................       --         1,008         150
                                            -------       ------        ----
                                            $ 1,105       $3,162        $290
                                            =======       ======        ====

  The remaining balance at the end of 1997 was paid in the first quarter of 1998.

  The principal component of the restructuring accruals is severance. A summary of the severance activity is as follows (dollar amounts in thousands):

                                                                      Predecessor
                                                                   -----------------
                                                   Eight months
                                 Year ended       ended December      Year ended
                              December 31, 1999      31, 1998      December 31, 1997
                              -----------------  ----------------  -----------------
                                # of               # of              # of
                              Employees Amount   Employees Amount  Employees Amount
                              --------- -------  --------- ------  --------- -------
     Opening balance.........     47    $ 2,154     --     $  --       10    $   275
     Planned terminations....    104      3,502      85     2,900     145      2,860
     Adjustment to planned
      terminations...........    (39)    (1,176)    --        --      --         --
     Actual terminations.....    (69)    (3,375)    (38)     (746)   (147)    (2,995)
                                 ---    -------     ---    ------    ----    -------
     Ending balance..........     43    $ 1,105      47    $2,154       8    $   140
                                 ===    =======     ===    ======    ====    =======

  The eight planned employee terminations as of December 31, 1997 occurred during the four-month period ended April 30, 1998, at a total cost of $140,000.

  The operations of the markets that were restructured or eliminated were not material to the combined financial statements; accordingly, separate financial information on these markets has not been provided.

(11) Financial Reporting for Business Segments

  In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operations and major customers.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

  The Company's business is comprised of one industry segment, direct selling, with worldwide operations. The Company is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. Jafra has three reportable business segments: the U.S. (JCI), Mexico (Jafra S.A.), and Europe.

  JCI and Jafra S.A. have each guaranteed the obligations under the Notes which were issued in conjunction with the Acquisition on April 30, 1998. The following consolidating financial statement data segregate between those entities that guarantee the Notes ("Guarantor entities") and those entities that do not guarantee the Notes ("Nonguarantor entities"); in addition, European business segment information is separately disclosed. Prior to the Acquisition, JCI and Jafra S.A. were Jafra Cosmetics International, Inc., a California corporation, and Grupo Jafra, respectively, as defined below. The Nonguarantor entities are the Parent's indirect European subsidiaries in Germany, the Netherlands, Switzerland, Italy, Austria and Poland and its indirect South American subsidiaries in Colombia, Argentina, Chile, Venezuela and Brazil. The Company's subsidiaries in Poland and Brazil did not begin incurring costs until the third quarter of 1998 and did not begin sales until the first quarter of 1999. The Company's subsidiary in Chile did not begin incurring costs and did not begin sales until the third quarter of 1999.

  The combined financial statements of the Predecessor for the four months ended April 30, 1998, and the year ended December 31, 1997 include the accounts of the following subsidiaries of Gillette: Jafra Cosmetics International, Inc., a California corporation (the Guarantor entity); Jafra Cosmetics GmbH, a German company; Jafra Cosmetic International B.V., a Netherlands company; Jafra Cosmetics S.p.A., an Italian company; Jafra Cosmetics A.G., a Swiss company; the Jafra-related operations of a Gillette affiliate in Austria; and the assets related to the Jafra intellectual properties, held by Gillette, that are used in the Jafra Business (collectively, the Nonguarantor entities). Additionally, the combined financial statements of Grupo Jafra include the accounts of Grupo Jafra and all of its subsidiaries together with certain operating assets and the related operating profit of Gillette Braun used in the Jafra Business in Mexico and the assets related to the Jafra intellectual properties held by Gillette. Prior to the Acquisition, Jafra's operations in Argentina, Venezuela and Colombia were not separate subsidiaries of the Company, but rather divisions of Gillette subsidiaries that also conducted operations unrelated to the Jafra Business. The accompanying financial statements include only the carved out financial statements related to the Jafra Business of the South American entities. As such, for the four months ended April 30, 1998 and the year ended December 31, 1997, the results of operations and cash flows of the Jafra Business in these countries and the immaterial results of operations and cash flows of certain markets divested by Jafra prior to the Acquisition are presented in the column denoted "Other Regions."

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

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

  Consolidating condensed statements of operations data for the year ended December 31, 1999, the eight months ended December 31, 1998, the four months ended April 30, 1998, and the year ended December 31, 1997 is summarized as follows (in thousands):

                                              Year ended December 31, 1999
                          -------------------------------------------------------------------------
                                                         Nonguarantor
                              Guarantor Entities           Entities
                          ----------------------------  ----------------
                                     Jafra
                            JCI       S.A.                                                Total
                           (U.S.)   (Mexico)   Total    Europe    Other   Eliminations Consolidated
                          --------  --------  --------  -------  -------  ------------ ------------
Net sales...............  $ 70,686  $171,530  $242,216  $32,508  $15,726     $ --        $290,450
Cost of sales...........    19,540    49,505    69,045    8,113    5,270      (189)        82,239
                          --------  --------  --------  -------  -------     -----       --------
Gross profit............    51,146   122,025   173,171   24,395   10,456       189        208,211
Selling, general and
 administrative
 expenses:
  Business segment......    42,869    75,095   117,964   25,805   13,702       (75)       157,396
  Allocated corporate
   expenses.............     4,244    10,298    14,542    1,952      944       --          17,438
Restructuring and
 impairment charges.....     3,146       172     3,318    1,429       65       --           4,812
Gain on sales of
 assets.................    (1,043)      --     (1,043)     --       --        --          (1,043)
                          --------  --------  --------  -------  -------     -----       --------
Income (loss) from
 operations                  1,930    36,460    38,390   (4,791)  (4,255)      264         29,608
Other expense (income):
  Interest, net.........     8,873     6,803    15,676    1,448     (169)      (67)        16,888
  Royalty...............   (17,838)   17,965       127      --       --       (127)           --
  Other, net............       (22)   (3,801)   (3,823)     519      (50)      --          (3,354)
                          --------  --------  --------  -------  -------     -----       --------
Income (loss) before
 income taxes...........    10,917    15,493    26,410   (6,758)  (4,036)      458         16,074
Income tax expense......     2,009     8,736    10,745       99       30       --          10,874
                          --------  --------  --------  -------  -------     -----       --------
Income (loss) before
 extraordinary item.....     8,908     6,757    15,665   (6,857)  (4,066)      458          5,200
Extraordinary loss on
 early extinguishment of
 debt, net of income tax
 benefit of $177........       296       256       552      --       --        --             552
                          --------  --------  --------  -------  -------     -----       --------
Net income (loss).......  $  8,612  $  6,501  $ 15,113  $(6,857) $(4,066)    $ 458       $  4,648
                          ========  ========  ========  =======  =======     =====       ========

  During 1999, JCI (U.S.) charged Jafra S.A. (Mexico) a royalty fee of $17.8 million in connection with Jafra S.A.'s use of the marketing and distribution systems and other know-how owned by JCI (U.S.) since the Acquisition date. This charge is included in other expense (income).

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                                          Eight months ended December 31, 1998
                          -------------------------------------------------------------------------
                                                         Nonguarantor
                              Guarantor Entities           Entities
                          ----------------------------  ----------------
                            JCI    Jafra S.A.                                             Total
                          (U.S.)    (Mexico)   Total    Europe    Other   Eliminations Consolidated
                          -------  ---------- --------  -------  -------  ------------ ------------
Net sales...............  $50,695   $82,837   $133,532  $27,178  $10,309     $ --        $171,019
Cost of sales...........   17,487    27,814     45,301    7,715    2,706       602         56,324
                          -------   -------   --------  -------  -------     -----       --------
Gross profit............   33,208    55,023     88,231   19,463    7,603      (602)       114,695
Selling, general and
 administrative
 expenses:
  Business segment......   28,809    38,432     67,241   20,752    9,408         4         97,405
  Allocated corporate
   expenses.............    2,978     4,866      7,844    1,597      606       --          10,047
Loss on sale of assets..      150       --         150      --       --        --             150
                          -------   -------   --------  -------  -------     -----       --------
Income (loss) from
 operations.............    1,271    11,725     12,996   (2,886)  (2,411)     (606)         7,093
Other expense (income):
  Interest, net.........    5,973     4,838     10,811      890     (270)      --          11,431
  Other, net............     (160)    2,149      1,989       22      (69)        1          1,943
                          -------   -------   --------  -------  -------     -----       --------
Income (loss) before
 income taxes...........   (4,542)    4,738        196   (3,798)  (2,072)     (607)        (6,281)
Income tax expense
 (benefit)..............      --      1,948      1,948     (245)      57       --           1,760
                          -------   -------   --------  -------  -------     -----       --------
Net income (loss).......  $(4,542)  $ 2,790   $ (1,752) $(3,553) $(2,129)    $(607)      $ (8,041)
                          =======   =======   ========  =======  =======     =====       ========

                                          Four months ended April 30, 1998
                         -----------------------------------------------------------------------
                            Guarantor Entities
                         --------------------------
                                   Grupo             Nonguarantor
                           JCI     Jafra               Entities    Other                 Total
                         (U.S.)   (Mexico)   Total     (Europe)   Regions  Eliminations Combined
                         -------  --------  -------  ------------ -------  ------------ --------
Net sales............... $23,611  $35,722   $59,333    $13,047    $4,902      $ --      $77,282
Cost of sales...........   8,371   10,372    18,743      2,962     1,238       (277)     22,666
                         -------  -------   -------    -------    ------      -----     -------
Gross profit............  15,240   25,350    40,590     10,085     3,664        277      54,616
Selling, general and
 administrative
 expenses:
  Business segment......  13,771   17,888    31,659      9,779     3,792        --       45,230
  Allocated corporate
   expenses.............   1,206    1,823     3,029        666       250        --        3,945
                         -------  -------   -------    -------    ------      -----     -------
Income (loss) from
 operations.............     263    5,639     5,902       (360)     (378)       277       5,441
Other expense (income)       864   (2,791)   (1,927)       353        16        --       (1,558)
                         -------  -------   -------    -------    ------      -----     -------
Income (loss) before
 income taxes...........    (601)   8,430     7,829       (713)     (394)       277       6,999
Income tax expense......       1    2,524     2,525        374       --         --        2,899
                         -------  -------   -------    -------    ------      -----     -------
Net income (loss)....... $  (602) $ 5,906   $ 5,304    $(1,087)   $ (394)     $ 277     $ 4,100
                         =======  =======   =======    =======    ======      =====     =======

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                                               Year ended December 31, 1997
                          --------------------------------------------------------------------------
                               Guarantor Entities
                          -----------------------------  Nonguarantor
                            JCI    Grupo Jafra             Entities    Other                 Total
                          (U.S.)     (Mexico)   Total      (Europe)   Regions  Eliminations Combined
                          -------  ----------- --------  ------------ -------  ------------ --------
Net sales...............  $70,637    $97,577   $168,214    $46,806    $14,504    $   --     $229,524
Cost of sales...........   26,679     28,439     55,118      9,638      3,848        --       68,604
                          -------    -------   --------    -------    -------    -------    --------
Gross profit............   43,958     69,138    113,096     37,168     10,656        --      160,920
Selling, general and
 administrative
 expenses:
  Business segment......   34,943     48,202     83,145     33,764      8,918      1,587     127,414
  Allocated corporate
   expenses.............    4,015      5,546      9,561      2,660        824        --       13,045
Restructuring and other
 non-recurring charges..   (2,300)      (800)    (3,100)       --       3,500        --          400
Gain on sale of assets..     (126)       --        (126)       --         --         --         (126)
                          -------    -------   --------    -------    -------    -------    --------
Income (loss) from
 operations.............    7,426     16,190     23,616        744     (2,586)    (1,587)     20,187
Other expense (income)..    1,223        591      1,814        170     (3,237)     1,175         (78)
                          -------    -------   --------    -------    -------    -------    --------
Income (loss) before
 income taxes...........    6,203     15,599     21,802        574        651     (2,762)     20,265
Income tax expense......       52      1,972      2,024      1,938        854        --        4,816
                          -------    -------   --------    -------    -------    -------    --------
Net income (loss).......  $ 6,151    $13,627   $ 19,778    $(1,364)   $  (203)   $(2,762)   $ 15,449
                          =======    =======   ========    =======    =======    =======    ========

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

  Consolidating condensed balance sheet data as of December 31, 1999 and 1998 is summarized as follows (in thousands):

                                                     As of December 31, 1999
                          -------------------------------------------------------------------------------
                                                                Nonguarantor
                                   Guarantor Entities             Entities
                          ------------------------------------ ----------------
                            JCI    Jafra S.A.                                                   Total
                           (U.S.)   (Mexico)  Parent   Total   Europe    Other  Eliminations Consolidated
                          -------- ---------- ------- -------- -------  ------- ------------ ------------
ASSETS
Current assets:
  Receivables...........  $  5,485  $ 21,454  $   --  $ 26,939 $ 2,447  $ 1,891  $     --      $ 31,277
  Inventories...........     4,789    19,513      --    24,302   2,450    3,684       (146)      30,290
  Other current assets..     9,078    22,336      382   31,796   4,558    2,076    (11,041)      27,389
                          --------  --------  ------- -------- -------  -------  ---------     --------
   Total current
    assets..............    19,352    63,303      382   83,037   9,455    7,651    (11,187)      88,956
  Property and
   equipment, net.......    17,220    30,562      --    47,782   2,132      693        --        50,607
  Other assets:
   Goodwill, net........    33,960    32,960      187   67,107   7,155    1,061        --        75,323
   Trademarks, net......       --     51,280      192   51,472     248      261       (376)      51,605
   Other(1).............    57,916     4,100   76,096  138,112   4,455    1,858   (132,539)      11,886
                          --------  --------  ------- -------- -------  -------  ---------     --------
   Total................  $128,448  $182,205  $76,857 $387,510 $23,445  $11,524  $(144,102)    $278,377
                          ========  ========  ======= ======== =======  =======  =========     ========

LIABILITIES AND
 STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and
   accrued expenses.....  $ 14,323  $ 26,350  $   --  $ 40,673 $ 6,407  $ 1,724  $    (375)    $ 48,429
  Other current
   liabilities..........     3,698     6,581      274   10,553   2,758    3,451    (10,399)       6,363
                          --------  --------  ------- -------- -------  -------  ---------     --------
   Total current
    liabilities.........    18,021    32,931      274   51,226   9,165    5,175    (10,774)      54,792
Total long term debt....    87,600    42,400      --   130,000     --       --         --       130,000
Other liabilities.......       711    56,737      --    57,448  17,999    2,506    (60,162)      17,791
                          --------  --------  ------- -------- -------  -------  ---------     --------
Total liabilities.......   106,332   132,068      274  238,674  27,164    7,681    (70,936)     202,583
Stockholders' equity....    22,116    50,137   76,583  148,836  (3,719)   3,843    (73,166)      75,794
                          --------  --------  ------- -------- -------  -------  ---------     --------
   Total................  $128,448  $182,205  $76,857 $387,510 $23,445  $11,524  $(144,102)    $278,377
                          ========  ========  ======= ======== =======  =======  =========     ========

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                                                     As of December 31, 1998
                          -------------------------------------------------------------------------------
                                                                 Nonguarantor
                                   Guarantor Entities              Entities
                          ------------------------------------- ---------------
                            JCI    Jafra S.A.                                                   Total
                           (U.S.)   (Mexico)  Parent    Total   Europe   Other  Eliminations Consolidated
                          -------- ---------- -------  -------- ------- ------- ------------ ------------
ASSETS
Current assets:
  Receivables...........  $  6,601  $ 12,654  $   --   $ 19,255 $ 3,620 $ 1,574  $      --     $ 24,449
  Inventories...........    12,323    12,684      --     25,007   5,350   3,440       (602)      33,195
  Other current assets..    10,908    21,130       14    32,052   4,867   3,085    (10,163)      29,841
                          --------  --------  -------  -------- ------- -------  ---------     --------
     Total current
      assets............    29,832    46,468       14    76,314  13,837   8,099    (10,765)      87,485
  Property and
   equipment, net.......    25,075    28,380      --     53,455   2,640     143        --        56,238
  Other assets:
   Goodwill, net........    35,488    31,971      --     67,459   8,869     865        --        77,193
   Trademarks, net......    20,650    26,550      197    47,397   5,587     250        --        53,234
   Other(1).............    26,572     6,006   75,678   108,256   1,363   3,726    (98,861)      14,484
                          --------  --------  -------  -------- ------- -------  ---------     --------
     Total..............  $137,617  $139,375  $75,889  $352,881 $32,296 $13,083  $(109,626)    $288,634
                          ========  ========  =======  ======== ======= =======  =========     ========

LIABILITIES AND
 STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and
   accrued expenses.....  $ 21,472  $ 27,931  $  (255) $ 49,148 $ 7,918 $ 3,992  $    (970)    $ 60,088
  Other current
   liabilities..........     1,500     7,631      101     9,232   3,801     630     (9,193)       4,470
                          --------  --------  -------  -------- ------- -------  ---------     --------
     Total current
      liabilities.......    22,972    35,562     (154)   58,380  11,719   4,622    (10,163)      64,558
Total long term debt....    85,000    54,000      --    139,000     --      --         --       139,000
Other liabilities.......       --     11,715      --     11,715  14,912     572    (17,564)       9,635
                          --------  --------  -------  -------- ------- -------  ---------     --------
Total liabilities.......   107,972   101,277     (154)  209,095  26,631   5,194    (27,727)     213,193
Stockholders' equity....    29,645    38,098   76,043   143,786   5,665   7,889    (81,899)      75,441
                          --------  --------  -------  -------- ------- -------  ---------     --------
     Total..............  $137,617  $139,375  $75,889  $352,881 $32,296 $13,083  $(109,626)    $288,634
                          ========  ========  =======  ======== ======= =======  =========     ========

-------
(1) Other assets include long-term intercompany notes receivable, JCI's and Parent's investment in subsidiaries, and other miscellaneous assets.

  Consolidating condensed statement of cash flows data for the year ended December 31, 1999, the eight months ended December 31, 1998, the four months ended April 30, 1998, and the year ended December 31, 1997 is summarized as follows (in thousands):

                                                 Year ended December 31, 1999
                         ---------------------------------------------------------------------------------
                                                                Nonguarantor
                                 Guarantor Entities               Entities
                         ------------------------------------  ----------------
                           JCI     Jafra S.A.                                                    Total
                          (U.S.)    (Mexico)  Parent  Total    Europe    Other   Eliminations Consolidated
                         --------  ---------- ------ --------  -------  -------  ------------ ------------
Net cash provided by
 (used in)
  Operating activities.. $ 18,020   $(14,125)  $260  $  4,155  $(3,540) $(2,438)    $ 268       $(1,555)
  Investing activities..    1,146     (2,622)   --     (1,476)    (586)  (1,032)      --         (3,094)
  Financing activities..  (19,446)     4,866    108   (14,472)   3,674    3,415       --         (7,383)
Effect of exchange rate
 changes on cash........      --        (161)   --       (161)    (460)    (531)     (268)       (1,420)
Cash at beginning of
 period.................      353     12,045     10    12,408    3,924    2,026       --         18,358
                         --------   --------   ----  --------  -------  -------     -----       -------
Cash at end of period... $     73   $      3   $378  $    454  $ 3,012  $ 1,440     $ --        $ 4,906
                         ========   ========   ====  ========  =======  =======     =====       =======

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                                              Eight months ended December 31, 1998
                         ------------------------------------------------------------------------------------
                                                                   Nonguarantor
                                  Guarantor Entities                 Entities
                         --------------------------------------  -----------------
                           JCI     Jafra S.A.                                                       Total
                          (U.S.)    (Mexico)  Parent    Total     Europe    Other   Eliminations Consolidated
                         --------  ---------- ------  ---------  --------  -------  ------------ ------------
Net cash provided by
 (used in)
  Operating activities.. $ (6,192)  $ 23,601  $(178)  $  17,231  $  2,517  $(1,634)     $ --      $  18,114
  Investing activities..  (90,366)   (95,814)   --     (186,180)  (19,324)  (5,643)       --       (211,147)
  Financing activities..   96,911     84,258    188     181,357    21,130    9,249        --        211,736
Effect of exchange rate
 changes on cash........      --         --     --          --       (575)       2        --           (573)
Cash at beginning of
 period.................      --         --     --          --        176       52        --            228
                         --------   --------  -----   ---------  --------  -------      ----      ---------
Cash at end of period... $    353   $ 12,045  $  10   $  12,408  $  3,924  $ 2,026      $ --      $  18,358
                         ========   ========  =====   =========  ========  =======      ====      =========

                                             Four months ended April 30, 1998
                          -------------------------------------------------------------------------
                              Guarantor Entities
                          ----------------------------  Nonguarantor
                            JCI    Grupo Jafra            Entities    Other                 Total
                          (U.S.)     (Mexico)   Total     (Europe)   Regions  Eliminations Combined
                          -------  ----------- -------  ------------ -------  ------------ --------
Net cash provided by
 (used in)
  Operating activities..  $ 1,361    $(7,425)  $(6,064)   $(7,860)   $ 5,879      $ --     $(8,045)
  Investing activities..     (528)       546        18       (242)     2,814        --       2,590
  Financing activities..   (1,138)    (6,232)   (7,370)     7,276     (8,685)       --      (8,779)
Effect of exchange rate
 changes on cash........      --        (181)     (181)       364       (516)       --        (333)
Effect of Accounting
 Calendar change on cash
 (Note 1)...............      --       6,358     6,358        (82)       --         --       6,276
Cash at beginning of
 period.................      759      7,458     8,217      1,370        644        --      10,231
                          -------    -------   -------    -------    -------      ----     -------
Cash at end of period...  $   454    $   524   $   978    $   826    $   136      $ --     $ 1,940
                          =======    =======   =======    =======    =======      ====     =======

                                               Year ended December 31, 1997
                         ---------------------------------------------------------------------------
                              Guarantor Entities
                         ------------------------------  Nonguarantor
                           JCI     Grupo Jafra             Entities    Other                 Total
                          (U.S.)     (Mexico)   Total      (Europe)   Regions  Eliminations Combined
                         --------  ----------- --------  ------------ -------  ------------ --------
Net cash provided by
 (used in)
  Operating activities.. $ 13,467   $ 11,534   $ 25,001    $(4,031)   $ 5,747      $ --     $ 26,717
  Investing activities..   (2,130)     4,162      2,032       (437)    (7,395)       --       (5,800)
  Financing activities..  (11,228)   (13,220)   (24,448)     4,347      1,110        --      (18,991)
Effect of exchange rate
 changes on cash........      158       (200)       (42)      (587)       272        --         (357)
Cash at beginning of
 period.................      492      5,182      5,674      2,021        967        --        8,662
                         --------   --------   --------    -------    -------      ----     --------
Cash at end of period... $    759   $  7,458   $  8,217    $ 1,313    $   701      $ --     $ 10,231
                         ========   ========   ========    =======    =======      ====     ========

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

  Additional business segment information is as follows:

                                      Year ended December 31, 1999
                          ----------------------------------------------------
                          United                                     Total
                          States Mexico Europe Other Eliminations Consolidated
                          ------ ------ ------ ----- ------------ ------------
Year ended December 31,
 1999
Depreciation and
 amortization............ $2,569 $3,276 $1,022 $252      $ --        $7,119
Amortization of deferred
 financing fees..........    840    992    --   --         --         1,832
Capital expenditures.....  1,838  2,622    586  752        --         5,798

Eight months ended
 December 31, 1998
Depreciation and
 amortization............  2,556  1,810    672   51        --         5,089
Amortization of deferred
 financing fees..........    731    676    --   --         --         1,407
Capital expenditures.....  3,807  2,052    333  175        --         6,367

Four months ended April
 30, 1998
Depreciation and
 amortization............    740    275    236  112        --         1,363
Capital expenditures.....    528  5,354    242  --         --         6,124

Year ended December 31,
 1997
Depreciation and
 amortization............  2,030  1,719    612  --         --         4,361
Capital expenditures.....  2,718  5,019    788  407        --         8,932

                                    1999                       1998                       1997
                         -------------------------- -------------------------- --------------------------
                            Sales by     Percentage    Sales by     Percentage    Sales by     Percentage
                          Product Line    of total   Product Line    of total   Product Line    of total
                         ($ in millions)   sales    ($ in millions)   sales    ($ in millions)   sales
                         --------------- ---------- --------------- ---------- --------------- ----------
Color Cosmetics.........     $ 81.3         28.0%       $ 70.9         28.6%       $ 66.9         29.1%
Fragrances..............       76.4         26.3          47.3         19.0          40.8         17.8
Skin Care...............       60.9         21.0          58.4         23.5          57.8         25.2
Personal Care...........       35.6         12.3          46.5         18.7          34.9         15.2
Other(1)................       36.3         12.4          25.2         10.2          29.1         12.7
                             ------        -----        ------        -----        ------        -----
  Total.................     $290.5        100.0%       $248.3        100.0%       $229.5        100.0%
                             ======        =====        ======        =====        ======        =====

--------
(1) Includes sales aids (party hostess gifts, demonstration products, etc.) and promotional materials.

(12) Commitments and Contingencies

  The Company leases office and warehouse facilities as well as manufacturing, transportation and data processing equipment under operating leases which expire at various dates through 2005. Future minimum lease payments under noncancelable operating leases as of December 31, 1999 are (in thousands):

       2000............................................................. $ 2,972
       2001.............................................................   2,877
       2002.............................................................   2,127
       2003.............................................................   1,150
       2004.............................................................     635
       Thereafter.......................................................     284
                                                                         -------
                                                                         $10,045
                                                                         =======

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

  Rental expense was $3,610,000, $1,973,000, $951,000 and $1,500,000 for the
year ended December 31, 1999, the eight months ended December 31, 1998, the four months ended April 30, 1998, and the year ended December 31, 1997, respectively.

  The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

(13) Management Incentive Arrangements

Company Plan

  Effective as of the closing of the Acquisition, the Company adopted a stock incentive plan (the "Stock Incentive Plan"), which provides for the sale to members of senior management of up to 52,141 shares of common stock of the Parent and the issuance of options to purchase up to 104,282 additional shares of common stock. The Company has reserved 156,423 shares for issuance under the Stock Incentive Plan. In 1999 and 1998, 2,457 and 39,340 shares, respectively, were purchased subject to the Stock Incentive Plan. The purchase price of such shares was $150 and $100 per share for purchases in 1999 and 1998, respectively, and represents the estimated fair value at the date of sale. In addition, during 1999, a former member of management exercised options to purchase 579 shares of common stock of the Parent at an option price of $100 per share. Under certain circumstances, the management stockholders can require the Company to repurchase their shares for an amount not to exceed fair value. In 1999, the Company repurchased 2,317 shares at a purchase price of $150 per share. As of December 31, 1999, there were 76,784 options outstanding under the Stock Incentive Plan. As of December 31, 1999 and 1998, additional options available for grants were 27,498 and 25,602, respectively.

  In connection with the purchase of common stock of the Parent, certain members of senior management were granted options to purchase two additional shares of common stock for each share purchased at an exercise price equal to the fair value at the date of grant. These options have a life of ten years from the date of grant, and the average remaining lives as of December 31, 1999 and 1998 are 8.77 and 9.75 years, respectively. A summary of the status and activity of the Company options is as follows:

                                                     1999             1998
                                                ---------------- ---------------
                                                        Weighted        Weighted
                                                        Average         Average
                                                        Exercise        Exercise
                                                Shares   Price   Shares  Price
                                                ------  -------- ------ --------
     Outstanding at beginning of year.......... 78,680  $100.00     --      --
     Granted...................................  1,580   150.00  78,680 $100.00
     Exercised.................................   (579)  100.00     --      --
     Canceled.................................. (2,897)  100.00     --      --
                                                ------           ------
     Outstanding at year-end................... 76,784   101.03  78,680  100.00
                                                ======           ======
     Options exercisable at year-end........... 12,534  $100.00     --

  Fifty percent of the options granted are expected to vest in three equal installments on each of the first three anniversaries of the date of grant, subject to the continuous employment of the grantee ("Option Type 1"). The remaining fifty percent of the options become vested as follows, subject to the continuous employment of the grantee: (a) up to one-third of the options become vested as of each of the first three anniversaries of the date of grant if the Company achieves at least 85% of its EBITDA target for the immediately preceding fiscal year, (b) if less than one-third of the total number of options shall have become vested as provided in clause (a) above, the portion that has not become so vested shall become vested as of the first day of the fiscal year following the fiscal

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES year, if any, that the Company achieves its cumulative EBITDA target, and (c) any options that do not become vested as provided above will become vested on the ninth anniversary of the date of grant ("Option Type 2").

  The Company applies APB Opinion No. 25 and related Interpretations in accounting for these options. As the options were granted with exercise prices equal to the fair value at the date of grant, no compensation cost was recognized by the Company upon issuance of such options. The fair value of each option granted by the Company was estimated using the Black Scholes option pricing model. The assumptions used in this pricing model and the weighted average fair value of options granted during 1999 and 1998 were summarized as follows:

                                                    1999            1998
                                                --------------  --------------
                                                Option  Option  Option  Option
                                                Type 1  Type 2  Type 1  Type 2
                                                ------  ------  ------  ------
     Risk-free interest rate...................    6.0%    6.0%    4.2%    4.2%
     Expected option life (in years)...........    5.0     9.0     5.0     9.0
     Expected volatility.......................    0.0%    0.0%    0.0%    0.0%
     Expected dividend yield...................    0.0%    0.0%    0.0%    0.0%
     Weighted average fair value per option.... $38.55  $62.12  $18.88  $31.39

Predecessor Plan

  In 1997, certain key employees of the Predecessor were granted options to purchase stock of Gillette. There were no options granted during the four months ended April 30, 1998. The Predecessor applied APB Opinion No. 25 and related Interpretations in accounting for these options. As the options were granted with exercise prices equal to or greater than the fair value at the date of grant, no compensation cost was allocated to the Predecessor. The fair value of each option granted by Gillette was estimated using the Black Scholes option pricing model, with the following assumptions used for grants in 1997:

                                                                           1997
                                                                           ----
     Risk-free interest rate..............................................  6.6%
     Expected option life (in years)......................................  4.6
     Expected volatility.................................................. 19.2%
     Expected dividend yield..............................................  0.9%

  A summary of the activity of the Gillette Company options held by employees of the Predecessor is as follows (thousands of shares):

                                                                1997
                                                       -----------------------
                                                              Weighted Average
                                                       Shares  Exercise Price
                                                       ------ ----------------
     Outstanding at beginning of year.................   612       $37.00
     Granted..........................................    98        93.00
     Exercised........................................  (128)       30.00
     Canceled.........................................    (2)       66.00
                                                        ----
     Outstanding at year-end..........................   580        54.00
     Option exercisable at year-end...................   464
     Weighted average fair value of options granted
      during the year.................................             $25.00

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

Pro Forma Compensation Cost

  Had the Company and the Predecessor recorded compensation cost based on the fair value of options granted at the grant date, as prescribed by FASB Statement No.123, pro forma net income (loss) would have been as follows (in thousands):

                                                                  Predecessor
                                                     Eight months ------------
                                         Year Ended     ended      Year Ended
                                        December 31, December 31, December 31,
                                            1999         1998         1997
                                        ------------ ------------ ------------
     Net income (loss), as reported....    $4,648      $(8,041)     $15,449
     Pro forma compensation cost.......       677          148        2,800
                                           ------      -------      -------
     Pro forma net income (loss).......    $3,971      $(8,189)     $12,649
                                           ======      =======      =======

Employment Agreements

  Certain senior executive officers have employment agreements which provide for annual bonuses if the Company achieves the performance goals established under its annual incentive plan for executives.

(14) Outsourcing of the U.S. Product Manufacturing Functions

  In connection with the Company's restructuring plans with respect to the closure and outsourcing of its U.S. product manufacturing functions as discussed in Note 10, certain fixed assets and inventories were sold to the Contractor in exchange for secured promissory notes. The promissory note for the fixed assets of approximately $1.5 million bears interest at an annual rate of 8%, and is payable in monthly installments over three years, commencing January 1, 2000. The promissory note for inventories of approximately $2.2 million is non-interest bearing, and is payable in monthly installments over one year, commencing October 1, 1999. At December 31, 1999, approximately $2.1 million of notes from the Contractor (reflected at fair value, net of discount), as well as approximately $0.5 million of unsecured accounts receivable, were included in receivables and approximately $1.0 million of notes, representing the non-current portion of the fixed asset notes from the Contractor, were included in other assets in the accompanying consolidated balance sheets.

  In addition, the Company and the Contractor entered into a manufacturing agreement, dated as of June 10, 1999, (the "Manufacturing Agreement"). Subject to the terms and conditions of the Manufacturing Agreement, the Contractor has agreed to manufacture all of the Company's requirements for certain cosmetic and skin care products for an initial term of five years. Following the expiration of the initial five-year term, the Manufacturing Agreement will be automatically extended for additional one-year terms unless terminated by six months' prior written notice by either party. The Manufacturing Agreement provides for price renegotiations by the Contractor if the Company's quarterly or annual purchase volume falls below specified minimums. In addition, the Company is obligated to purchase materials acquired by the Contractor based upon product forecasts provided by the Company if the Contractor is unable to sell such materials to a third party. There have been no such repurchases to date. The Contractor is solely responsible for obtaining the inventories, manufacturing the inventories at its current location in Chino, California, complying with applicable laws and regulations, and performing quality assurance functions.

(15) Foreign Currency Forward Contracts

  In 1999, the Company entered into foreign currency forward contracts in Mexican pesos to reduce the effect of adverse exchange rate fluctuations in Mexico. The outstanding foreign currency forward contracts at December 31, 1999 had a notional value of $29,906,000 and mature in 2000. Notional amounts do not quantify

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The table below describes the forward contracts that were outstanding at December 31, 1999 (in thousands):

                                         Forward
                             Contract  Position in  Maturity Contract   Fair
      Foreign Currency         Date   US Dollars(1)   Date     Rate   Value(1)
      ----------------       -------- ------------- -------- -------- --------
Buy US Dollar/sell Mexican
 Peso....................... 12/22/99    $ 3,722     3/31/00   9.671  $ 3,690
Buy US Dollar/sell Mexican
 Peso....................... 12/22/99      3,890     4/28/00   9.770    3,856
Buy US Dollar/sell Mexican
 Peso....................... 12/22/99      2,929     5/31/00   9.900    2,907
Buy US Dollar/sell Mexican
 Peso....................... 12/22/99      3,997     6/30/00  10.008    3,967
Buy US Dollar/sell Mexican
 Peso....................... 12/22/99      1,977     7/31/00  10.118    1,962
Buy US Dollar/sell Mexican
 Peso....................... 12/22/99      3,032     8/31/00  10.223    3,010
Buy US Dollar/sell Mexican
 Peso....................... 12/22/99      3,874     9/29/00  10.326    3,846
Buy US Dollar/sell Mexican
 Peso....................... 12/22/99      3,641    10/31/00  10.438    3,617
Buy US Dollar/sell Mexican
 Peso....................... 12/22/99      2,844    11/30/00  10.548    2,829
                                         -------                      -------
                                         $29,906                      $29,684
                                         =======                      =======

--------
(1) The "Forward Position in US Dollars" and the "Fair Value" presented above represent notional amounts. The net of these two amounts, $222,000, represents the fair value of the forward contracts and has been recorded as an asset in the accompanying consolidated balance sheet as of December 31, 1999.

  Prior to entering into foreign currency exchange contracts, the Company evaluates the counter parties' credit ratings. Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted. The Company does not currently anticipate non-performance by such counter parties.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                           Additions
                                      -------------------
                           Balance    charged to charged               Balance
                         at beginning costs and  to other Deductions-  at end
      Descriptions        of period    expenses  accounts recoveries  of period
      ------------       ------------ ---------- -------- ----------- ---------
Accounts Receivable:
  CDRJ Investments (Lux)
   S.A. and
   Subsidiaries:
    1999................    $2,284      $4,651     $ --     $3,848     $3,087
    May 1-December 31,
     1998...............     2,137       3,951       --      3,804      2,284
  Predecessor:
    January 1-April 30,
     1998...............     2,057       1,982       --      1,902      2,137
    1997................     1,919         158       --         20      2,057
Inventories:
  CDRJ Investments (Lux)
   S.A. and
   Subsidiaries:
    1999................     4,900       2,256       --      4,714      2,442
    May 1-December 31,
     1998...............     7,089(1)      922       --      3,111      4,900
  Predecessor:
    January 1-April 30,
     1998...............     1,628         733       --        220      2,141
    1997................     2,314         240       --        926      1,628

--------
(1) Increase in inventory reserves of $4,948 over Predecessor's balance at April 30, 1998 represents certain purchase accounting entries recorded in connection with the Acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE
         COMPANY

  The names, ages and positions of the executive officers, significant employees and directors of the Company as of March 15, 2000 are set forth below.

   Name                     Age                          Position
   ----                     ---                          --------
   Ronald B. Clark.........  64 Chairman and Chief Executive Officer; Director

   Gonzalo R. Rubio........  56 President and Chief Operating Officer; Director

   Ralph S. Mason, III.....  48 Vice Chairman, Executive Vice President and General Counsel

   Michael DiGregorio......  45 Senior Vice President and Chief Financial Officer

   Jaime Lopez Guirao......  52 President of Global Operations

   Alan Fearnley...........  49 Senior Vice President of Global Marketing

   Joaquim Simoes..........  47 Vice President and Chief Information Officer

   Fabio Stillitano........  41 President of United States Operations

   Eugenio Lopez Barrios...  58 President of Mexican Operations

   Jose Luis Peco..........  54 President of European Operations

   Ademar Serodio..........  56 President of South American Operations (excluding Brazil)

   Donald J. Gogel.........  51 Director

   Steven D. Goldstein.....  48 Director

   Thomas E. Ireland.......  50 Director

   Siri Marshall...........  51 Director

   David A. Novak..........  31 Director

   Paul Orfalea............  52 Director

   Ann Reese...............  47 Director

   Edward H. Rensi.........  55 Director

   Kenneth D. Taylor.......  65 Director

  Ronald B. Clark has served as a director and the Chairman and Chief Executive Officer since joining the Company in May 1998. Mr. Clark served from 1996 to January 1998 as President, Richmont Europe (Mary Kay Holding Company). From 1992 to 1995, he was President of Mary Kay Europe. Prior to that, he served as Executive Vice President of Primerica Corp., President of Jafra Cosmetics International, Inc., and Vice President of Avon Products, Inc. Mr. Clark's employment agreement provides that he shall be a director of Parent during the term of his employment.

  Gonzalo R. Rubio has served as a director and the President and Chief Operating Officer since joining the Company in May 1998. Mr. Rubio served from 1993 to 1997 as Area Vice President and later President of the European operations of Mary Kay Inc. From 1970 to 1993, Mr. Rubio was employed by Avon Products Inc., serving alternately as Area Director for Europe, International Operations Director and Area Director for Latin America. Mr. Rubio's employment agreement provides that he shall be a director of Parent during the term of his employment.

  Ralph S. Mason, III has served as the Vice Chairman, Executive Vice President and General Counsel since joining the Company in May 1998. For more than the prior five years, Mr. Mason was the senior and founding partner at Mason, Taylor & Colicchio, a law firm in Princeton, New Jersey.

  Michael DiGregorio currently serves as Senior Vice President and Chief Financial Officer of the Company. From June 1998 to May 1999, Mr. DiGregorio served as President of the United States Operations of the Company. From 1995 to June 1998, Mr. DiGregorio served as Financial Director and General Manager of Jafra Mexico. From 1993 to 1995, Mr. DiGregorio served as Senior Vice President, Finance and Chief Financial Officer of Atlantis Plastics, Inc.

  Jaime Lopez Guirao has served as President, Global Operations since joining the Company in June 1998. For more than the prior five years, Mr. Guirao was employed by Avon Products, Inc., holding several operational, management and Country President positions in Europe and the Americas.

  Alan Fearnley has served as Senior Vice President of Global Marketing since joining the Company in June 1998. From 1997 to 1998, Mr. Fearnley served as Vice President of Marketing for Dermatologica. Prior to that, Mr. Fearnley took a year's sabbatical to attend the Sloan Fellowship Masters Program at the London Business School. During this sabbatical, Mr. Fearnley also served as consultant to various companies. From 1987 to 1995, Mr. Fearnley served as Senior Vice President of Global Marketing of Jafra.

  Joaquim C. Simoes has served as Vice President and Chief Information Officer since joining the Company in August 1999. Prior to joining the Company, Mr. Simoes served as the Chief Information Officer, South American Theater, at PricewaterhouseCoopers. From September 1997 to February 1998, Mr. Simoes served as Senior Manager, Software & Systems at Pitney Bowes, Inc. From 1995 to 1997, Mr. Simoes owned and served as President of ExecuTrain of Rhode Island. Prior to ExecuTrain, Mr. Simoes spent 16 years with Avon Products Inc. in significant domestic and global positions within the Information Technology area.

  Fabio Stillitano currently serves as President of United States Operations of the Company. From August 1998 to January 2000, Mr. Stillitano served as the General Manager of Jafra Italy. From January 1998 to August 1998, Mr. Stillitano served as General Manager and President's Advisor of GTS-DIBI Group in Italy and Spain. From 1994 to January 1998, Mr. Stillitano served as Vice President of Sales for Avon Cosmetics in Italy.

  Eugenio Lopez Barrios has served as President of Mexican Operations since joining the Company in June 1998. From 1993 to 1998, Mr. Barrios was President of Mary Kay Mexico. Prior to that, Mr. Barrios was employed by Avon Products, Inc. for over 30 years, where he oversaw Operations in Mexico, South America and Central America.

  Jose Luis Peco has served as President of European Operations of the Company since joining the Company in June 1998. From 1994 to 1998, Mr. Peco served as Vice President of European Operations for Mary Kay Cosmetics and President of Mary Kay Cosmetics--Iberia. Prior to that, Mr. Peco served as Controller and Financial Director for various European Operations for Avon Products, Inc. for over 20 years.

  Ademar Serodio joined the Company in January 2000 and currently serves as President of South America Operations of the Company (excluding Brazil). For more than the prior five years, Mr. Serodio was employed by Avon Products, Inc., holding several Country President roles in Avon's South American markets.

  Donald J. Gogel has been a director of the Company since January 1998. Since 1998, Mr. Gogel has served as Chief Executive Officer of CD&R; since 1995 he has served as President and a director of CD&R and since 1989 he has been a principal of CD&R. Mr. Gogel is also a limited partner of CD&R Associates V Limited Partnership ("Associates V"), the general partner of CD&R Fund V, and President and Chief Executive Officer and a director of CD&R Investment Associates II, Inc. ("Investment Associates II"), a Cayman Islands exempted company that is the managing general partner of Associates V. Mr. Gogel is a director of Kinko's, Inc., a corporation in which Fund V has an investment, Alliant Foodservice, Inc., and its parent, CDRF Holding, Inc., corporations in which an investment fund managed by CD&R has an investment, Global Decisions Group, LLC, a limited liability company in which an investment fund managed by CD&R has an investment, and Turbochef, Inc. Mr. Gogel serves as a member of the compensation committee of the board of directors of Kinko's, Inc. and Turbochef, Inc.

  Steven D. Goldstein has been a director of the Company since July 1998 and has served as Chairman and Chief Executive Officer of Invenet, LLC since December 1997. Prior to joining Invenet, LLC, Mr. Goldstein was employed as President, Credit of Sears, Roebuck & Co. From 1982 to 1996, Mr. Goldstein was employed by American Express Co., serving most recently as the Chairman and Chief Executive Officer of American Express Bank.

  Thomas E. Ireland has been a director of the Company since March 1998 and is a principal of CD&R, a limited partner of Associates V and a shareholder of Investment Associates II. From 1988 until joining CD&R in 1997, Mr. Ireland served as a senior managing director of Alvarez & Marsal, Inc. Mr. Ireland also serves on the board of directors of the Maine Coast Heritage Trust.

  Siri Marshall has been a director of the Company since July 1999. Ms. Marshall has been employed by General Mills since 1994 and currently serves as its Senior Vice President, Corporate Affairs and General Counsel. From 1979 until joining General Mills, Ms. Marshall was employed by Avon Products, Inc., serving most recently as Senior Vice President, General Counsel and Secretary.

  David A. Novak has been a director of the Company since January 1998. Mr. Novak is a principal of CD&R, a limited partner of Associates V, and a shareholder of Investment Associates II. Prior to joining CD&R in 1997, Mr. Novak worked in the Merchant Banking and Investment Banking Divisions of Morgan Stanley & Co. Incorporated and for the Central European Development Corporation. Mr. Novak also serves on the board of directors of Allied Worldwide, Inc., a corporation in which Fund V has an investment.

  Paul Orfalea has been a director of the Company since July 1998 and is the founder of Kinko's, Inc., a corporation in which Fund V has an investment. For more than the prior five years, Mr. Orfalea has been employed by Kinko's, Inc., serving as its Chairperson. Mr. Orfalea is also a director of DataProse, Inc., Espresso Caffe Corp., Glendale Federal Bank and Kinko's, Inc., and serves as a member of the compensation committee of the board of directors of Glendale Federal Bank.

  Ann Reese has been a director of the Company since July 1998. Ms. Reese is a professional employee of CD&R and joined that firm in 1999. From prior to 1995 to December 1995 Ms. Reese was Treasurer and from December 1995 to March 1998 Chief Financial Officer of ITT Corp., a company in the hotel and gaming businesses and previously in insurance and manufacturing.

  Edward H. Rensi has been a director of the Company since July 1998. For more than the prior five years, Mr. Rensi has been employed by McDonalds USA, serving most recently as President and Chief Executive Officer. Mr. Rensi also serves as a director of Snap-On Inc. and I.S.C. Corporation, and serves as a member of the compensation committee of the board of directors of Snap-On Inc.

  Kenneth D. Taylor has been a director of the Company since July 1998 and has been the Chairman of Global Public Affairs, Inc. since October 1994. From 1991 to 1994, Mr. Taylor served as the Chairman of Taylor & Ryan, Inc. Mr. Taylor is a director of Devine Entertainment Corporation, Taylor Gas Liquids Fund, McCarvill Corporation, William Resources Inc., AdvantEdge International Inc., Finsa Energeticos, Alberta Northeast Gas Limited, and J&H Marsh & McLennan Limited.

  At present, all directors will hold office until their successors are elected and qualified, or until their earlier removal or resignation.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Of Executive Officers

  The following table sets forth the compensation earned by the Company's Chief Executive Officer and the four additional most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") for each of the last two fiscal years.

                          Summary Compensation Table

                                                                     Long-Term
                                    Annual Compensation             Compensation
                              ------------------------------------  ------------
                                                      Other Annual   Securities   All Other
   Name and Principal                       Bonus     Compensation   Underlying  Compensation
        Position         Year Salary ($)     ($)          ($)       Options (#)     ($)(1)
   ------------------    ---- ----------   -------    ------------  ------------ ------------
Ronald B. Clark......... 1999  609,288     510,000          --            --        30,273
 Chairman and Chief      1998  406,154(2)  360,000          --         18,328       15,692
 Executive Officer

Gonzalo R. Rubio........ 1999  507,740     425,000          --            --        55,228
 President and Chief     1998  326,923(2)  300,000          --         18,328        1,344
 Operating Officer

Ralph S. Mason, III..... 1999  456,966     382,000      146,238(3)        --         1,771
 Vice Chairman,
  Executive              1998  304,616(2)  270,000      263,082(4)     14,536          --
 Vice President and
 General Counsel

Jaime Lopez Guirao...... 1999  455,597     382,000          --            --        47,910
 President of Global     1998  253,846(5)  870,000(6)       --          6,000        2,269
 Operations

Michael A. DiGregorio... 1999  304,352     212,000          --            --        22,718
 Senior Vice President
  and                    1998  190,385(5)  150,000       79,292(7)      3,476        5,192
 Chief Financial Officer

--------
(1) Amounts shown in this column constitute contributions by the Company under the Company's 401(k) and Supplemental Savings Plans.

(2) Messrs. Clark, Rubio, and Mason joined the Company on May 1, 1998.

(3) Amount includes reimbursement for expenses of $140,000 incurred by Mr. Mason in order to relocate to Company headquarters.

(4) Amount includes reimbursement for expenses of $258,347 incurred by Mr. Mason in order to relocate to Company headquarters

(5) Messrs. Guirao and DiGregorio joined the Company on June 1, 1998.

(6) Amount includes a $600,000 incentive bonus accrued in connection with the hiring of Mr. Guirao.

(7) Amount includes reimbursement for expenses of $75,474 incurred by Mr. DiGregorio in order to relocate to Company headquarters.

Option Grants in 1999

  There were no stock options granted to the Named Executive Officers during the year ended December 31, 1999.

                      Fiscal Year-End Option Value Table

  The following table sets forth information for each Named Executive Officer with regard to the aggregate value of options held at December 31, 1999. No options were exercised by such executive officers during the year ended December 31, 1999.

                                 Number of Securities
                                Underlying Unexercised   Value of Unexercised In-
                                    Options/SARs at        the-Money Options at
                               December 31, 1999 (#)(1)  December 31, 1999 ($)(2)
                               ------------------------- -------------------------
               Name            Exercisable Unexercisable Exercisable Unexercisable
               ----            ----------- ------------- ----------- -------------
     Ronald B. Clark.........     3,055       15,273      $152,750     $763,650
     Gonzalo R. Rubio........     3,055       15,273       152,750      763,650
     Ralph S. Mason, III.....     2,423       12,113       121,150      605,650
     Jaime Lopez Guirao......     1,000        5,000        50,000      250,000
     Michael A. DiGregorio...       579        2,897        28,950      144,850

--------
(1) The Company has not granted any stock appreciation rights and its stock plan does not provide for the granting of such rights.

(2) Calculated based on a per share price of Parent Common Stock of $150, the estimated fair market value as of December 31, 1999, less the per share exercise price.

Compensation Of Directors

  During 1999, each outside director of the Company received a retainer of $40,000 for serving on the Board of Directors of the Company and was reimbursed for his or her out-of-pocket expenses incurred in connection with attending board meetings. The Company pays no additional remuneration to officers of the Company or the principals or employees of CD&R for serving as directors.

Employment Agreements

  The Company has employment agreements with each of the Named Executive Officers. The employment agreements of Messrs. Clark, Rubio and Mason have an initial term of three years that becomes a continuous "rolling" two year term as of the first anniversary of the closing of the Acquisition (the "Closing"). The employment agreements of Messrs. Guirao and DiGregorio have a continuous "rolling" term of two years, commencing as of June 1, 1998. Pursuant to their respective agreements, as of their 1999 anniversary dates, Messrs. Clark, Rubio, Mason, Guirao and DiGregorio receive annual base salaries of $614,000, $512,000, $460,000, $459,000 and $307,000, respectively. In addition, each of
Messrs. Clark, Rubio, Mason and Guirao are eligible for a target annual bonus equal to 60%, and Mr. DiGregorio is eligible for a target annual bonus equal to 50%, of such Named Executive Officer's annual base salary if the Company achieves the performance goals established under its annual incentive plan for executives and may receive a larger bonus if such goals are exceeded. The employment agreements further provide that, in the event of a termination of any such Named Executive Officer's employment by the Company without "cause" (as defined in the employment agreement) or by such executive for "good reason" (as so defined), such Named Executive Officer will be entitled to continued payments of his base salary for the remaining term of his employment agreement and to payment of a pro rata annual bonus for the year of termination provided that the Company achieves the performance objectives applicable for such year and each year thereafter. Each of the employment agreements also contains covenants regarding nondisclosure of confidential information, noncompetition and nonsolicitation.

Compensation Committee Interlocks And Insider Participation

  The Board of Directors of the Company established a Compensation Committee to review all compensation arrangements for executive officers of the Company. The individuals serving on the Compensation Committee during 1999 were Mr. Taylor, Chairperson, Mr. Orfalea, and Mr. Gogel. Mr. Gogel is President, Chief Executive Officer and a director of CD&R and a limited partner of CD&R Associates V Limited Partnership ("Associates V"), the general partner of CD&R Fund V. In 1998, CD&R received a fee of $2.7 million for providing services related to the structuring, implementation and consummation of the Acquisition. CD&R currently charges the Company an annual fee of $400,000 (plus reimbursement of out-of-pocket expenses) for advisory, management consulting and monitoring services to the Company. Parent has also agreed to indemnify the members of the Board employed by CD&R and CD&R against liabilities incurred under securities laws with respect to their services to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Parent owns, indirectly, all of the outstanding capital stock of JCI and Jafra S.A. The table below sets forth, as of March 10, 2000, the owners of 5% or more of the Parent Common Stock and the ownership of Parent Common Stock by the directors and each Named Executive Officer, as well as by all directors and Named Executive Officers of the Company as a group.

                                                              Number
                                                                of    Percent
                              Name                            Shares  of Class
                              ----                            ------- --------
   Clayton, Dubilier & Rice Fund V Limited Partnership(1).... 769,600  92.65
   Donald J. Gogel(2)........................................     --     --
   Steven D. Goldstein.......................................   2,000    *
   Thomas E. Ireland(2)......................................     --     --
   Siri Marshall.............................................   1,667    *
   David A. Novak(2).........................................     --     --
   Paul Orfalea..............................................   2,500    *
   Ann Reese.................................................   2,500    *
   Edward H. Rensi...........................................   2,500    *
   Kenneth D. Taylor.........................................     500    *
   Ronald B. Clark(3)........................................  12,219   1.47
   Gonzalo R. Rubio(4).......................................  12,219   1.47
   Ralph S. Mason, III(5)....................................   9,691   1.17
   Jaime Lopez Guirao(6).....................................   4,000    *
   Michael A. DiGregorio(7)..................................   2,317    *
   All directors and Named Executive Officers as a group (14
    persons)(8)..............................................  52,112   6.27

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

(3) Includes 3,055 shares as to which Mr. Clark has a right to acquire through the exercise of stock options.

(4) Includes 3,055 shares as to which Mr. Rubio has a right to acquire through the exercise of stock options.

(5) Includes 2,423 shares as to which Mr. Mason has a right to acquire through the exercise of stock options.

(6) Includes 1,000 shares as to which Mr. Guirao has a right to acquire through the exercise of stock options.

(7) Includes 579 shares as to which Mr. DiGregorio has a right to acquire through the exercise of stock options.

(8) Includes 10,112 shares which the directors and Named Executive Officers as a group have a right to acquire through the exercise of stock options. Messrs. Clark, Rubio and Mason purchased shares of Common Stock at the Closing. On September 30, 1998, certain members of management, certain directors and other persons purchased an aggregate of 40,437 shares of Common Stock, on October 1, 1999, a former member of management exercised 579 options to purchase Common Stock, and on November 19, 1999, certain members of management and a director purchased an aggregate of 2,457 shares of Common Stock in transactions exempt from the registration requirements of the Securities Act . Shares owned by CD&R Fund V are not included herein. Mr. Gogel is an officer, director and shareholder of Investment Associates II and Mr. Ireland and Mr. Novak are each shareholders of Investment Associates II.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  CD&R Fund V, which is Parent's largest stockholder, is a private investment fund managed by CD&R. Amounts contributed to CD&R Fund V by its limited partners are invested at the discretion of the general partner in equity or equity-related securities of entities formed to effect leveraged buy-out transactions and in the equity of corporations where the infusion of capital, coupled with the provision of managerial assistance by CD&R, can be expected to generate returns on investments comparable to returns historically achieved in leveraged buyout transactions. The general partner of CD&R Fund V is Associates V, and the general partners of Associates V are Investment Associates II, CD&R Investment Associates, Inc. and CD&R Cayman Investment Associates, Inc., a Cayman Islands exempted company. Each of Mr. Gogel, who is President, Chief Executive Officer and a director of CD&R, President and a director of Investment Associates II and a limited partner of Associates V, Mr. Ireland, who is a principal of CD&R, a limited partner of Associates V and a shareholder of Investment Associates II, and Mr. Novak, who is a principal of CD&R, a limited partner of Associates V, and a shareholder of Investment Associates II are directors of Parent. See "Directors and Executive Officers of the Company."

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

  CD&R received at Closing an initial transaction fee of $2.7 million for providing services related to the structuring, implementation and consummation of the Acquisition, in addition to the reimbursement of out-of-pocket expenses. Pursuant to a consulting agreement entered into at the Closing, until the tenth anniversary of the Acquisition or the date on which CD&R Fund V no longer has an investment in the Company, CD&R will receive an annual fee originally of $500,000 and as of January 1, 1999, of $400,000 (and reimbursement of out-of-pocket expenses) for providing advisory, management consulting and monitoring services to the Company. Such services include, among others, helping the Company to establish effective banking, legal and other business relationships and assisting management in developing and implementing strategies for improving the operational, marketing and financial performance of the Company. As required by the terms of the Company's lending arrangements, such fees were determined by arm's-length negotiation and are believed by the Company to be reasonable.

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

  During 1999, the Company engaged Guidance Solutions Inc. ("Guidance"), a corporation in which an investment fund managed by CD&R has an investment, to develop its e-commerce business. Under the agreement entered into by both parties, the Company will pay a fee of approximately $2.0 million to Guidance in connection with the planning, defining, designing and consulting services performed. Total fees charged by Guidance in 1999 for providing such services were $389,000.

  The Company has entered into employment agreements with various members of management, including each of the Named Executive Officers. See "Executive Compensation--Employment Agreements." The employment agreements of Messrs. Clark and Rubio provide that each will be a director of Parent during the term of his employment.

  In July of 1999, a former member of management terminated his employment with the Company. Under the terms of his employment agreement, he received total compensation of approximately $509,000, consisting of a severance payment of $240,000 in July 1999, a payment of approximately $29,000 in October 1999 relating to the cashless exercise of 579 options of Common Stock, and a severance payment of $240,000 in January 2000.

  Under certain circumstances, stockholders can require the Company to purchase their shares of Common Stock. In October 1999, a former member of management exercised 579 options to purchase Common Stock, then requested that the Company purchase his entire balance of Common Stock, consisting of 2,317 shares. The Company repurchased these shares at a total cost of $348,000, or $150 per share, which represented the estimated fair value at the time of purchase.

  In November 1999, a director, Siri Marshall, and certain members of management purchased 1,667 and 790 shares of Common Stock, respectively at a purchase price of $150.00 per share. Certain members of management were also granted options to purchase an aggregate of 1,580 shares of Common Stock. Certain members of management, including Named Executive Officers, financed a portion of the cash purchase price of the shares of Common Stock they acquired through loans from the Chase Manhattan Bank on market terms. To help members of management obtain such terms for such financing, the Company fully and unconditionally guaranteed up to 75% of the purchase price for the shares of Common Stock purchased by each such member of management. The Company guaranteed loans for $687,300, $687,300, $545,100, $225,000 and $131,500
extended to Messrs. Clark, Rubio, Mason, Guirao, and DiGregorio, respectively, which remain outstanding.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements. Reference is made to the Index to Financial Statements and Schedules of the Company on page 26 of this Annual Report on Form 10-K.

  (a)(2) Financial Statement Schedules. Reference is made to the Index to Financial Statements and Schedules of the Company on page 26 of this Annual Report on Form 10-K.

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

        3.9 Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Jafra Cosmetics S.A. de C.V., formerly known as Jafra Cosmetics
               S. de R.L. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.9 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.


      Exhibit
      Number                       Description of Document
      -------                      -----------------------
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

        3.11 Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Reday, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.11 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
        3.12 Notarial Deed and Resolutions, together with a unofficial summary thereof in English, for the transformation of Jafra Cosmetics S.
               de R.L. de C.V. into Jafra Cosmetics S.A. de C.V.

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

      Exhibit
      Number                       Description of Document
      -------                      -----------------------
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


      Exhibit
      Number                       Description of Document
      -------                      -----------------------
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

        4.18  Consent and Waiver, dated as of November 19, 1999, to the Credit
               Agreement dated as of April 30, 1998, as amended by Amendment
               No. 1 thereto dated as of August 26, 1998, among Jafra
               Cosmetics International Inc., Jafra Cosmetics International
               S.A. de C.V., CDRJ Investments (Lux) S.A., the several banks and financial institutions party to the Credit Agreement, the Issuing Bank and Credit Suisse First Boston., as Administrative
               Agent.

        4.19  Substitution of Trustee and Partial Reconveyance of Deed of
               Trust, Assignment of Leases and Rents, Fixture Filing and
               Security Agreement, and Release of Financing Statement, dated
               November 29, 1999, which amends the Deed of Trust filed as
               Exhibit 4.15 above.

        4.20  Partial Reconveyance of Deed of Trust, Assignment of Leases and
               Rents, Fixture Filing and Security Agreement and Release of
               Financing Statement, dated November 29, 1999, which amends the
               Deed of Trust filed as Exhibit 4.15 above.

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

       10.3   Form of Employment Agreement for Messrs. Clark, Rubio, Mason,
               Guirao and DiGregorio; previously filed as Exhibit 10.3 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

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

      Exhibit
      Number                       Description of Document
      -------                      -----------------------
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

       10.10 Jafra Cosmetics International, Inc. Supplemental Savings Plan, dated October 27, 1998; previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
               March 31, 1999, filed May 17, 1999, and incorporated herein by reference.

       10.11  Jafra Cosmetics International, Inc. Special Supplemental Savings
               Plan for Non-United States-Source Income, dated January 20,
               1999; previously filed as Exhibit 10.2 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March 31,
               1999, filed May 17, 1999, and incorporated herein by reference.

       10.12 Asset Purchase Agreement, dated as of June 10, 1999, as amended by Amendment No. 1, dated as of June 10, 1999; by and between the Company and the Contractor, previously filed as Exhibit 10.1 to Form 8-K, filed on June 10, 1999, and incorporated herein by reference (portions of which were filed under a confidentiality request).

       10.13  Amendment No. 1 to Asset Purchase Agreement, dated as of June 10,
               1999; previously filed as Exhibit 10.2 to Form 8-K, filed on June 10, 1999, and incorporated herein by reference (portions of which were filed under a confidentiality request).

       10.14 Manufacturing Agreement, dated as of June 10, 1999, by and between the Company and the Contractor, as amended by Amendment
               No. 1, dated as of June 22, 1999; previously filed as Exhibit
               10.3 to Form 8-K, filed on June 10, 1999, and incorporated herein by reference (portions of which were filed under a confidentiality request).

       10.15  Form of Amendment No. 1 to Manufacturing Agreement, dated as of
               June 10, 1999; previously filed as Exhibit 10.4 to Form 8-K, filed on June 10, 1999 and incorporated herein by reference
               (portions of which were filed under a confidentiality request).

       10.16 Form of Secured Note for the Assets, dated June 10, 1999, made by the Contractor in favor of the Company; previously filed as
               Exhibit 10.5 to Form 8-K, filed on June 10, 1999 and incorporated herein by reference (portions of which were filed under a confidentiality request).

       10.17 Form of Secured Note for the Inventory, dated June 10, 1999, made by the Contractor in favor of the Company; previously filed as
               Exhibit 10.6 to Form 8-K, filed on June 10, 1999 and incorporated herein by reference (portions of which were filed under a confidentiality request).

       10.18  Sale Agreement, dated as of September 29, 1999, between the
               Company and Townsgate Road LLC; previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999, and incorporated herein by reference.


      Exhibit
      Number                       Description of Document
      -------                      -----------------------
       10.19  Sale Agreement, dated as of October 15, 1999, between the Company and Selvin Properties; previously filed as Exhibit 10.2 to the
               Company's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1999, filed November 12, 1999, and incorporated herein by reference.

       10.20  Trust Agreement dated May 26, 1999 by and between Jafra Cosmetics
               International, Inc. and Scudder Trust Company.

       10.21  Amendment No. 1 to Consulting Agreement, dated as of March 15,
               2000, by and among CDRJ Investments (Lux) S.A., Jafra Cosmetics
               International, Inc., Jafra Cosmetics International, S.A. de
               C.V., and Clayton, Dubilier & Rice, Inc.

       21.1   Subsidiaries of the registrant.

       27.1   Financial Data Schedule.

(b) Reports on Form 8-K

  During the quarter ended December 31, 1999, the Company filed no reports on Form 8-K.

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

Date: March 30, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----
      /s/ Ronald B. Clark            Chief Executive Officer of    March 30, 2000
____________________________________  the Advisory Committee and
          Ronald B. Clark             Director (Principal
                                      executive officer)
   /s/ Michael A. DiGregorio         Senior Vice President and     March 30, 2000
____________________________________  Chief Financial Officer of
       Michael A. DiGregorio          the Advisory Committee
                                      (Principal financial
                                      officer, Principal
                                      accounting officer)
    /s/ Ralph S. Mason, III          Secretary and Executive Vice  March 30, 2000
____________________________________  President of the Advisory
        Ralph S. Mason, III           Committee (Representative
                                      in the U.S.)
      /s/ Donald J. Gogel            Director                      March 30, 2000
____________________________________
          Donald J. Gogel
    /s/ Steven D. Goldstein          Director                      March 30, 2000
____________________________________
        Steven D. Goldstein
     /s/ Thomas E. Ireland           Director                      March 30, 2000
____________________________________
         Thomas E. Ireland
       /s/ Siri Marshall             Director                      March 30, 2000
____________________________________
           Siri Marshall
       /s/ David A. Novak            Director                      March 30, 2000
____________________________________
           David A. Novak

             Signature                           Title                  Date
             ---------                           -----                  ----
        /s/ Paul Orfalea             Director                      March 30, 2000
____________________________________
            Paul Orfalea
         /s/ Ann Reese               Director                      March 30, 2000
____________________________________
             Ann Reese
      /s/ Edward H. Rensi            Director                      March 30, 2000
____________________________________
          Edward H. Rensi
       /s/ Gonzalo Rubio             Director                      March 30, 2000
____________________________________
           Gonzalo Rubio
                                     Director
____________________________________
         Kenneth D. Taylor

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

  3.9 Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Jafra Cosmetics
          S.A. de C.V., formerly known as Jafra Cosmetics S. de R.L. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.9 to Amendment No. 1 to Registration Statement No.
          333-62989 under the Securities Act of 1933, as amended, filed October
          27, 1998, and incorporated herein by reference.

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

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  3.11   Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Reday. S.A. de
          C.V., together with a unofficial summary thereof in English;
          previously filed as Exhibit 3.11 to Amendment No. 1 to Registration
          Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.

  3.12 Notarial Deed and Resolutions, together with a unofficial summary thereof in English, for the transformation of Jafra Cosmetics S. de
          R.L. de C.V. into Jafra Cosmetics S.A. de C.V.

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


 Exhibit
 Number                          Description of Document
 -------                         -----------------------
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

   4.18  Consent and Waiver, dated as of November 19, 1999, to the Credit
          Agreement dated as of April 30, 1998, as amended by Amendment No. 1 thereto dated as of August 26, 1998, among Jafra Cosmetics
          International Inc., Jafra Cosmetics International S.A. de C.V., CDRJ
          Investments (Lux) S.A., the several banks and financial institutions party to the Credit Agreement, the Issuing Bank and Credit Suisse
          First Boston., as Administrative Agent.


 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  4.19   Substitution of Trustee and Partial Reconveyance of Deed of Trust,
          Assignment of Leases and Rents, Fixture Filling and Security
          Agreement, and Release of Financing Statement, dated November 29,
          1999, which amends the Deed of Trust filed as Exhibit 4.15 above.

  4.20   Partial Reconveyance of Deed of Trust, Assignment of Leases and Rents,
          Fixture Filing and Security Agreement and Release of Financing
          Statement, dated November 29, 1999, which amends the Deed of Trust filed as Exhibit 4.15 above.

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

  10.3 Form of Employment Agreement for Messrs. Clark, Rubio, Mason, Guirao and DiGregorio; previously filed as Exhibit 10.3 to Registration
          Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

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

  10.10  Jafra Cosmetics International, Inc. Supplemental Savings Plan, dated
          October 27, 1998; previously filed as Exhibit 10.1 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999, and incorporated herein by reference.

  10.11 Jafra Cosmetics International, Inc. Special Supplemental Savings Plan for Non-United States-Source Income, dated January 20, 1999;
          previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999, and incorporated herein by reference.


 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  10.12  Asset Purchase Agreement, dated as of June 10, 1999, as amended by
          Amendment No. 1, dated as of June 10, 1999; by and between the
          Company and the Contractor, previously filed as Exhibit 10.1 to Form
          8-K, filed on June 10, 1999, and incorporated herein by reference
          (portions of which were filed under a confidentiality request).

  10.13  Amendment No. 1 to Asset Purchase Agreement, dated as of June 10,
          1999; previously filed as Exhibit 10.2 to Form 8-K, filed on June 10,
          1999, and incorporated herein by reference (portions of which were filed under a confidentiality request).

  10.14 Manufacturing Agreement, dated as of June 10, 1999, by and between the Company and the Contractor, as amended by Amendment No. 1, dated as of June 22, 1999; previously filed as Exhibit 10.3 to Form 8-K, filed on June 10, 1999, and incorporated herein by reference (portions of which were filed under a confidentiality request).

  10.15  Form of Amendment No. 1 to Manufacturing Agreement, dated as of June
          10, 1999; previously filed as Exhibit 10.4 to Form 8-K, filed on June
          10, 1999 and incorporated herein by reference (portions of which were filed under a confidentiality request).

  10.16  Form of Secured Note for the Assets, dated June 10, 1999, made by the
          Contractor in favor of the Company; previously filed as Exhibit 10.5 to Form 8-K, filed on June 10, 1999 and incorporated herein by reference (portions of which were filed under a confidentiality request).

  10.17 Form of Secured Note for the Inventory, dated June 10, 1999, made by the Contractor in favor of the Company; previously filed as Exhibit
          10.6 to Form 8-K, filed on June 10, 1999 and incorporated herein by reference (portions of which were filed under a confidentiality request).

  10.18 Sale Agreement, dated as of September 29, 1999, between the Company and Townsgate Road LLC; previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1999, filed November 12, 1999, and incorporated herein by reference.

  10.19  Sale Agreement, dated as of October 15, 1999, between the Company and
          Selvin Properties; previously filed as Exhibit 10.2 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended September 30,
          1999, filed November 12, 1999, and incorporated herein by reference.

  10.20  Trust Agreement dated May 26, 1999 by and between Jafra Cosmetics
          International, Inc. and Scudder Trust Company.

  10.21 Amendment No. 1 to Consulting Agreement, dated as of March 15, 2000, by and among CDRJ Investments (Lux) S.A., Jafra Cosmetics
          International, Inc., Jafra Cosmetics International, S.A. de C.V., and
          Clayton, Dubilier & Rice, Inc.

  21.1   Subsidiaries of the registrant.

  27.1   Financial Data Schedule.