Form 10-Q
period 2000-03-31
CDRJ INVESTMENTS LUX S A
filed 2000-05-15
CIK 1068906

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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


                               4 Boulevard Royal
                               L-2449 Luxembourg
                                  Luxembourg
  (Address, including zip code, of registrant's principal executive offices)

                                 (352) 226027
             (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common stock, par value $2.00 per share, outstanding at May 15, 2000   830,659
shares

================================================================================

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                   Index to Financial Statements and Exhibits
          Filed with the Quarterly Report of the Company on Form 10-Q
                   For the Three Months Ended March 31, 2000

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited):                               Page No.
                                                                             --------

             Consolidated Balance Sheets                                         3

             Consolidated Statements of Operations                               4

             Consolidated Statements of Cash Flows                               5

             Notes to Consolidated Financial Statements                          6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                12

Item 3.      Quantitative and Qualitative Disclosures about Market Risk         19

                          PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                                  20

Item 2.      Changes in Securities and Use of Proceeds                          20

Item 3.      Defaults Upon Senior Securities                                    20

Item 4.      Submission of Matters to a Vote of Security Holders                20

Item 5.      Other Information                                                  20

Item 6.      Exhibits and Reports on Form 8-K                                   20

             Signature                                                          21

             Exhibits                                                           22


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)
                                  (Unaudited)

                                                                                  March 31,            December 31,
                                                                                    2000                  1999
                                                                               -------------          -------------
                        ASSETS

Current assets:
     Cash and cash equivalents                                                     $ 3,961               $ 4,906
     Receivables, less allowances for doubtful accounts of
        $3,086 in 2000 and $3,087 in 1999                                           34,165                31,277
     Inventories                                                                    36,546                30,290
     Prepaid income taxes                                                           15,000                13,875
     Prepaid expenses and other current assets (including value-added tax
        receivables of $6,668 in 2000 and $6,053 in 1999)                            9,736                 8,608
                                                                               -----------          ------------
            Total current assets                                                    99,408                88,956

Property and equipment, net                                                         51,367                50,607

Other assets:
     Goodwill, net of accumulated amortization of $3,656 in 2000
        and $3,160 in 1999                                                          75,348                75,323
     Trademarks, net of accumulated amortization of $2,650 in 2000
        and $2,303 in 1999                                                          52,448                51,605
     Deferred financing fees and other, net of accumulated
        amortization of $2,965 in 2000 and $2,887 in 1999                           11,879                11,886
                                                                               -----------          ------------
            Total                                                                $ 290,450             $ 278,377
                                                                               ===========          ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings                                                         $ 3,134               $     -
     Current portion of long-term debt                                               3,750                 3,500
     Accounts payable                                                               12,798                15,005
     Accrued liabilities                                                            36,772                33,424
     Income taxes payable                                                            1,796                   276
     Deferred income taxes                                                           2,649                 2,587
                                                                               -----------          ------------
            Total current liabilities                                               60,899                54,792

Long-term debt                                                                     134,955               130,000
Deferred income taxes                                                               16,109                15,731
Other long-term liabilities                                                          2,324                 2,060
                                                                               -----------          ------------
            Total liabilities                                                      214,287               202,583
                                                                               -----------          ------------

Commitments and contingencies                                                            -                     -

Stockholders' equity:
     Common stock, par value $2.00; authorized, 1,020,000 shares;
        issued and outstanding, 830,659 shares in 2000 and 1999                      1,661                 1,661
     Additional paid-in capital                                                     81,381                81,381
     Accumulated deficit                                                            (4,452)               (3,393)
     Cumulative foreign currency translation adjustment                             (2,427)               (3,855)
                                                                               -----------          ------------
            Total stockholders' equity                                              76,163                75,794
                                                                               -----------          ------------
            Total                                                                $ 290,450             $ 278,377
                                                                               ===========          ============

        See accompanying notes to consolidated financial statements.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                    Three Months Ended
                                                                    ------------------
                                                               March 31,            March 31,
                                                                 2000                 1999
                                                                -------             --------
Net sales                                                      $ 71,716             $ 67,960
Cost of sales                                                    16,346               20,812
                                                               --------             --------
      Gross profit                                               55,370               47,148
Selling, general and administrative expenses                     47,141               40,491
Restructuring charges                                                 -                  416
                                                               --------             --------
      Income from operations                                      8,229                6,241
Other income (expense):
      Exchange gain (loss)                                       (3,618)               2,764
      Interest, net                                              (3,996)              (3,902)
      Other, net                                                    668                   18
                                                               --------             --------
Income before income taxes                                        1,283                5,121

Income tax expense                                                2,027                4,821
                                                               --------             --------
Income (loss) before extraordinary item                            (744)                 300
Extraordinary loss on early extinguishment of debt,
      net of income tax benefit of $195                            (315)                   -
                                                               --------             --------
Net income (loss)                                              $ (1,059)               $ 300
                                                               ========             ========

          See accompanying notes to consolidated financial statements.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                                          Three Months Ended
                                                                                           ------------------
                                                                                       March 31,        March 31,
                                                                                         2000            1999
                                                                                      ---------        ---------
Cash flows from operating activities:
      Net income (loss)                                                               $ (1,059)            $ 300
           Extraordinary loss on early extinguishment of debt, net of taxes                315                 -
                                                                                      --------          --------
      Income (loss) before extraordinary item                                             (744)              300
      Adjustments to reconcile income (loss) before extraordinary item to net cash used in operating activities:
           Loss on sale of property and equipment                                            -                16
           Depreciation and amortization                                                 1,805             2,015
           Amortization of deferred financing fees                                         364               323
           Unrealized foreign exchange loss (gain)                                       3,171            (2,764)
           Deferred income taxes                                                             -             1,780
           Changes in operating assets and liabilities:
              Receivables, net                                                          (2,888)           (4,105)
              Inventories                                                               (6,256)            4,261
              Prepaid expenses and other current assets                                 (1,128)             (837)
              Other assets                                                              (1,022)              121
              Accounts payable and accrued liabilities                                  (3,778)           (7,069)
              Income taxes payable/prepaid                                                 590             2,458
              Other long-term liabilities                                                  264              (175)
                                                                                      --------          --------
                 Net cash used in operating activities                                  (9,622)           (3,676)
                                                                                      --------          --------
Cash flows from investing activities:
      Payments of previously accrued Acquisition fees                                        -              (387)
      Purchases of property and equipment                                               (1,236)           (1,475)
                                                                                      --------          --------
                 Net cash used in investing activities                                  (1,236)           (1,862)
                                                                                      --------          --------
Cash flows from financing activities:
      Repurchase of subordinated debt                                                  (10,597)                -
      Repayments under term loan facility                                                 (875)             (375)
      Net borrowings (repayments) under revolving credit facility                       16,900            (2,900)
      Net proceeds from short-term bank debt                                             3,134                 -
                                                                                      --------          --------
                 Net cash provided by (used in) financing activities                     8,562            (3,275)
                                                                                      --------          --------
Effect of exchange rate changes on cash                                                  1,351            (1,560)
                                                                                      --------          --------
Net decrease in cash and cash equivalents                                                 (945)          (10,373)
Cash and cash equivalents at beginning of period                                         4,906            18,358
                                                                                      --------          --------
Cash and cash equivalents at end of period                                             $ 3,961           $ 7,985
                                                                                      ========          ========

         See accompanying notes to consolidated financial statements.

                  CDRJ INVESTMENTS(LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Basis of Presentation

     The unaudited interim consolidated financial statements of CDRJ Investments
(Lux) S.A. (the "Parent") and subsidiaries have been prepared in accordance with
Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of March 31, 2000 and for all the interim periods presented.

     The Parent, a Luxembourg societe anonyme, Jafra Cosmetics International, Inc., a Delaware corporation (''JCI''), Jafra Cosmetics International, S.A. de C.V., a sociedad anonima de capital variable organized under the laws of the United Mexican States (''Jafra S.A.'') and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. (''CD&R'') to acquire (the ''Acquisition'') the worldwide Jafra Cosmetics business (the ''Jafra Business'') of The Gillette Company (''Gillette''). JCI and Jafra S.A. are indirect, wholly owned subsidiaries of the Parent. The Parent is a holding company that conducts all its operations through its subsidiaries. The Parent and its subsidiaries are collectively referred to as the "Company."

     The accompanying consolidated financial statements as of and for the three months ended March 31, 2000 and 1999 reflect the operations of the Parent and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain sales promotional and other expenses which were previously reported as selling, general and administrative expenses have been reclassified to cost of sales to conform to the current period presentation. Total amounts that have been reclassified are $1,985,000 for the three months ended March 31, 1999. In addition, restructuring charges, which were previously included in selling, general and administrative expenses, have been separately disclosed in the accompanying consolidated statements of operations for the three months ended March 31, 1999.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities and will be effective for the Company on January 1, 2001. The Company is currently analyzing the impact on the financial statements of adopting this standard.


(2)  Inventories

     Inventories consist of the following (in thousands):

                                             March 31,       December 31,
                                               2000              1999
                                            -----------      ------------
Raw materials and supplies                      $11,074           $ 7,905
Finished goods                                   25,472            22,385
                                            -----------      ------------
Total inventories                               $36,546           $30,290
                                            ===========      ============

                  CDRJ INVESTMENTS(LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(3)  Property and Equipment

     Property and equipment consist of the following (in thousands):



                                        March 31,           December 31,
                                          2000                  1999
                                     --------------       -----------------
        Land                            $17,688                    $17,418
        Buildings                        17,043                     16,777
        Machinery and equipment          22,642                     21,511
                                     --------------       -----------------
                                         57,373                     55,706
        Less accumulated depreciation     6,006                      5,099
                                     --------------       -----------------
        Property and equipment, net     $51,367                    $50,607
                                     ==============       =================


(4)  Debt

     In the first quarter of 2000, the Company repurchased and retired a portion of the 11.75% Subordinated Notes due 2008 (the "Notes") of JCI and Jafra S.A. a portion of, with a face value of $6.5 million and $4.3 million, respectively.
In connection with the repurchase of the Notes, the related portion of the unamortized deferred financing costs of $733,000 was written off and included in the determination of the extraordinary loss on early extinguishment of debt. The repurchase of the Notes resulted in an extraordinary loss of $315,000, which is net of an income tax benefit of $195,000.

     In March 2000, Jafra S.A. entered into a short-term bank loan of $3.1 million in connection with the settlement of foreign currency forward contracts. The interest rate on the loan was 18.5% per annum.

(5)  Income Taxes

     The actual income tax rate differs from the "expected" income tax rate (computed by applying the U.S. federal corporate rate of 35% to income before income taxes) for the three months ended March 31, 2000 principally as a result of a higher effective tax rate in the Mexico entity, Jafra S.A., due to certain inflation-related income tax adjustments, and valuation allowances provided against certain operating losses in Europe and South America in 1999 and 2000 (and the U.S. in 2000) and foreign tax credits in the U.S. in 2000.


(6)  Comprehensive Income (Loss)

     Comprehensive income (loss) is summarized as follows:

                                                   Three Months Ended
                                                ---------------------------
                                                 March 31,       March 31,
                                                   2000            1999
                                                ----------       ----------
     Net income (loss)                           $ (1,059)       $     300
     Foreign currency translation adjustment        1,428           (1,663)
                                                ----------       ----------
     Comprehensive income (loss)                 $    369        $  (1,363)
                                                ==========       ==========


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

                  CDRJ INVESTMENTS(LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     JCI and Jafra S.A. have each guaranteed the obligations under the Notes which were issued in conjunction with the Acquisition on April 30, 1998. The following consolidating financial statement data segregate between those entities that guarantee the Notes ("Guarantor entities") and those entities that do not guarantee the Notes ("Nonguarantor entities"); in addition, European business segment information is separately disclosed. The Nonguarantor entities are the Parent's indirect European subsidiaries in Germany, the Netherlands, Switzerland, Italy, Austria and Poland and its indirect South American subsidiaries in Colombia, Argentina, Chile, Venezuela and Brazil. The Company's subsidiary in Chile did not begin operations until the third quarter of 1999.

     The accounting policies of the business segments are the same as those described in the summary of significant accounting policies included in the Company's audited consolidated financial statements as of and for the year ended December 31, 1999 on Form 10-K, except that the disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which the Company's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Company evaluates performance based on stand alone business segment operating results, including allocations of corporate expenses based upon revenues, which differs from the legal and statutory allocations. Such differences in the allocation of corporate expenses have not been tax effected. Additionally, the Company accounts for intersegment sales as inventory transfers.

     Consolidating condensed statements of operations data for the three months ended March 31, 2000 and 1999 is summarized as follows (in thousands):


                                                              Three months ended March 31, 2000
                             -------------------------------------------------------------------------------------------------------
                                         Guarantor Entities              Nonguarantor Entities
                             ----------------------------------------    ------------------------
                                   JCI        Jafra S.A.                                                                   Total
                                  (U.S.)        (Mexico)       Total        Europe       Other      Eliminations        Consolidated
                             -------------   ------------   ---------     ----------   ----------  --------------      -------------
Net sales                         $16,736         $44,396    $61,132        $ 6,532      $ 4,052      $       -             $71,716
Cost of sales                       3,524           9,917     13,441          1,562        1,226             117             16,346
                             -------------   -------------    -------     ----------   ----------  --------------      -------------
Gross profit                       13,212          34,479     47,691          4,970        2,826            (117)            55,370
Selling, general and
  administrative expenses:
      Business segment             13,238          20,060     33,298          5,501        3,768              -              42,567
      Allocated corporate
        expenses                    1,067           2,832      3,899            417          258              -               4,574
                             -------------   -------------    -------     ----------   ----------  --------------      -------------
Income (loss) from
  operations                       (1,093)         11,587     10,494           (948)      (1,200)           (117)             8,229
Other expense (income):
         Interest, net              1,447           2,178      3,625            343           28              -               3,996
         Royalty                   (3,301)          3,283        (18)            18           -               -                  -
         Other, net                     3           3,055      3,058            (25)         (83)             -               2,950
                             -------------   -------------    -------     ----------   ----------  --------------      -------------
Income (loss) before
  income taxes                        758           3,071      3,829         (1,284)      (1,145)           (117)             1,283
Income tax expense (benefit)          120           1,946      2,066             24          (63)             -               2,027
                             -------------   -------------    -------     ----------   ----------  --------------      -------------
Income (loss) before
 extraordinary item                   638           1,125      1,763         (1,308)      (1,082)           (117)              (744)
Extraordinary loss on early
  extinguishment of debt,
  net of income tax
  benefit of $195                    (205)           (110)      (315)            -            -               -                (315)
                             -------------   -------------    -------     ----------   ----------  --------------      -------------
Net income (loss)                 $   433         $ 1,015    $ 1,448        $(1,308)     $(1,082)          $(117)           $(1,059)
                             =============   =============    =======     ==========   ==========  ==============      =============

     In the first quarter of 2000, JCI charged Jafra S.A a royalty fee of $3.6 million in connection with Jafra S.A's use of the marketing and distribution systems and other know-how owned by JCI, and Jafra S.A. charged JCI $0.3 million for use of the Jafra trademark. These charges are included in royalty expense (income).

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                               Three months ended March 31, 1999
                                  --------------------------------------------------------------------------------------
                                           Guarantor Entities         Nonguarantor Entities
                                  ---------------------------------- -----------------------
                                     JCI       Jafra S.A.                                                    Total
                                    (U.S.)      (Mexico)     Total      Europe       Other    Eliminations  Consolidated
                                  ----------- ------------ --------- ------------ ---------- ------------- -------------
Net sales                             $17,289      $39,265   $56,554      $ 8,217    $ 3,189     $       -       $67,960
Cost of sales                           5,460       12,386    17,846        1,960      1,006             -        20,812
                                  ----------- ------------ --------- ------------ ---------- ------------- -------------
Gross profit                           11,829       26,879    38,708        6,257      2,183             -        47,148
Selling, general and
 administrative expenses:
         Business segment              10,226       16,258    26,484        6,861      3,095             -        36,440
         Allocated corporate
          expenses                      1,031        2,341     3,372          490        189             -         4,051
Restructuring charges                      54          172       226          190          -                         416
                                  ----------- ------------ --------- ------------ ---------- ------------- -------------
Income (loss) from operations             518        8,108     8,626       (1,284)    (1,101)            -         6,241
Other expense (income):
         Interest, net                  2,161        1,484     3,645          359       (102)            -         3,902
         Other, net                      (110)      (3,071)   (3,181)         416        (17)            -        (2,782)
                                  ----------- ------------ --------- ------------ ---------- ------------- -------------
Income (loss) before
 income taxes                          (1,533)       9,695     8,162       (2,059)      (982)            -         5,121
Income tax expense                         45        4,748     4,793           11         17             -         4,821
                                  ----------- ------------ --------- ------------ ---------- ------------- -------------
Net income (loss)                     $(1,578)     $ 4,947   $ 3,369      $(2,070)   $  (999)    $       -       $   300
                                  =========== ============ ========= ============ ========== ============= =============

     Consolidating condensed balance sheet data as of March 31, 2000 is summarized as follows (in thousands):

                                                                     As of March 31, 2000
                                  -------------------------------------------------------------------------------------------------
                                                 Guarantor Entities              Nonguarantor Entities
                                  --------------------------------------------- -----------------------
                                     JCI       Jafra S.A.                                                               Total
ASSETS                              (U.S.)      (Mexico)     Parent     Total      Europe       Other   Eliminations   Consolidated
                                  ----------- ------------ ---------- --------- ------------ ---------- ------------  -------------
Current assets:
     Receivables                     $  3,964    $ 25,418    $     -   $ 29,382      $ 2,697    $ 2,086    $       -      $ 34,165
     Inventories                        5,451      25,447          -     30,898        2,233      3,945         (530)       36,546
     Other current assets              13,605      24,181        108     37,894        3,426      2,174      (14,797)       28,697
                                  ----------- ------------ ---------- --------- ------------ ---------- ------------  -------------
               Total current
                assets                 23,020      75,046        108     98,174        8,356      8,205      (15,327)       99,408
     Property and equipment, net       17,933      30,824          -     48,757        1,809        801            -        51,367
     Other assets:
               Goodwill, net           33,738      33,533        186     67,457        6,779      1,112            -        75,348
               Trademarks, net              -      52,170        191     52,361          205        258         (376)       52,448
               Other (1)               53,687       4,511     76,584    134,782        4,425      2,200     (129,528)       11,879
                                  ----------- ------------ ---------- --------- ------------ ---------- ------------  -------------
                     Total           $128,378    $196,084    $77,069   $401,531      $21,574    $12,576    $(145,231)     $290,450
                                  =========== ============ ========== ========= ============ ========== ============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued
      expenses                       $ 13,567     $ 29,336    $     -  $ 42,903      $ 5,145    $ 1,762     $    (240)    $ 49,570
     Other current liabilities          3,816       15,498          -    19,314        2,246      4,343       (14,574)      11,329
                                  ----------- ------------ ---------- --------- ------------ ---------- ------------- -------------
               Total current
                liabilities            17,383       44,834          -    62,217        7,391      6,105       (14,814)      60,899
Total long term debt                   89,883       45,072          -   134,955            -          -             -      134,955
Other liabilities                       1,012       52,635          -    53,647       18,970      3,530       (57,714)      18,433
                                  ----------- ------------ ---------- --------- ------------ ---------- ------------- -------------

Total liabilities                     108,278      142,541          -   250,819       26,361      9,635       (72,528)     214,287
Stockholders' equity                   20,100       53,543     77,069   150,712       (4,787)     2,941       (72,703)      76,163
                                  ----------- ------------ ---------- --------- ------------ ---------- ------------- -------------
                     Total           $128,378     $196,084    $77,069  $401,531      $21,574    $12,576     $(145,231)    $290,450
                                  =========== ============ ========== ========= ============ ========== ============= =============

                  CDRJ INVESTMENTS(LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
-------------
(1) Other assets include long-term intercompany notes receivable, JCI's and Parent's investment in subsidiaries, and other miscellaneous assets.

     Consolidating condensed statement of cash flows data for the three months ended March 31, 2000 and 1999 is summarized as follows (in thousands):

                                                                 Three months ended March 31, 2000
                               ------------------------------------------------------------------------------------------------
                                           Guarantor Entities                   Nonguarantor
                               ----------------------------------------          Entities
                                 JCI     Jafra S.A.                         -----------------                        Total
                                (U.S.)    (Mexico)    Parent     Total      Europe     Other      Eliminations    Consolidated
                               -------   ----------   ------    -------     -------   -------     ------------    ------------
Net cash provided by
 (used in)
     Operating activities      $(4,238)   $(2,180)    $(275)    $(6,693)    $(2,648)  $ (281)      $     -          $(9,622)
     Investing activities         (972)       (56)        -      (1,028)        (14)    (194)            -           (1,236)
     Financing activities        5,271      1,540         -       6,811         961      790             -            8,562
Effect of exchange rate
 changes on cash                     -        693         -         693         771     (113)            -            1,351
Cash at beginning of period         73          3       378         454       3,012    1,440             -            4,906
                               -------    -------     -----     -------     -------   ------       -------          -------
Cash at end of period          $   134    $     -     $ 103     $   237     $ 2,082   $1,642       $     -          $ 3,961
                               =======    =======     =====     =======     =======   ======       =======          =======

                                                                 Three months ended March 31, 2000
                               ------------------------------------------------------------------------------------------------
                                           Guarantor Entities                   Nonguarantor
                               ----------------------------------------          Entities
                                 JCI     Jafra S.A.                         -----------------                        Total
                                (U.S.)    (Mexico)    Parent     Total      Europe     Other      Eliminations    Consolidated
                               -------   ----------   ------    -------     -------   -------     ------------    ------------
Net cash provided by
 (used in)
     Operating activities      $  (627)   $(1,444)    $   -     $(2,071)    $(1,541)  $  (64)       $    -          $(3,676)
     Investing activities         (832)      (693)        -      (1,525)        (74)    (263)            -           (1,862)
     Financing activities        1,975     (5,250)        -      (3,275)          -        -             -           (3,275)
Effect of exchange rate
 changes on cash                     -     (1,483)        -      (1,483)         11      (88)            -           (1,560)
Cash at beginning of period        353     12,045        10      12,408       3,924    2,026             -           18,358
                               -------    -------     -----     -------     -------   ------       -------          -------
Cash at end of period          $   869    $ 3,175     $  10     $ 4,054     $ 2,320   $1,611       $     -          $ 7,985
                               =======    =======     =====     =======     =======   ======       =======          =======

(8)  Restructuring Charges and Related Accruals

     In 1999, the Company recorded approximately $3.7 million of restructuring charges, of which $0.4 million was charged to income from operations in the accompanying consolidated statements of operations for the three months ended March 31, 1999. During the first quarter of 2000, payments of approximately $0.7 million have been charged against this accrual. As of March 31, 2000, the remaining restructuring liability was $0.4 million.


(9)  Foreign Currency Forward Contracts

     The Company has entered into foreign exchange forward contracts in Mexican pesos to reduce the effect of adverse exchange rate fluctuations in Mexico. The outstanding foreign currency forward contracts at March 31, 2000 had a notional value of $106,978,000 and mature at various dates extending to February 2001. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The table below describes the forward contracts that were outstanding at March 31, 2000 (in thousands):

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                           Forward                          Weighted
                                         Position in       Maturity          Average           Fair
        Foreign Currecy                US Dollars (1)        Date         Contract Rate      Value (1)
--------------------------------       --------------     ----------      -------------     ------------
Buy US Dollar/sell Mexican Peso             12,160        04/28/2000           9.79             11,593
Buy US Dollar/sell Mexican Peso              5,850        05/31/2000           9.91              5,564
Buy US Dollar/sell Mexican Peso             13,391        06/30/2000          10.01             12,747
Buy US Dollar/sell Mexican Peso              6,316        07/31/2000          10.13              5,999
Buy US Dollar/sell Mexican Peso              6,734        08/31/2000          10.25              6,396
Buy US Dollar/sell Mexican Peso             10,364        09/29/2000          10.32              9,850
Buy US Dollar/sell Mexican Peso              7,275        10/31/2000          10.45              6,912
Buy US Dollar/sell Mexican Peso             10,534        11/30/2000          10.54             10,001
Buy US Dollar/sell Mexican Peso             19,874        12/29/2000          10.67             18,760
Buy US Dollar/sell Mexican Peso              6,980        01/26/2001          10.12              6,966
Buy US Dollar/sell Mexican Peso              7,500        02/26/2001          10.20              7,485
                                          --------                                            --------
                                          $106,978                                            $102,273
                                          ========                                            ========

-------------
(1) The "Forward Position in US Dollars" and the "Fair Value" presented above represent notional amounts. The net of these two amounts, $4,705, 000, represents the fair value of the forward contracts and has been recorded as an accrued liability in the accompanying consolidated balance sheet as of March 31, 2000, and as an exchange loss of $4,919,000 in the accompanying consolidated statement of operations for the three months ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     CDRJ Investments (Lux) S.A., a Luxembourg societe anonyme ("Parent") is a holding company that conducts all of its operations through its subsidiaries. On April 30, 1998, the Parent completed the Acquisition of Jafra from Gillette.
The Parent was organized to effect the Acquisition. The Acquisition was sponsored by Clayton, Dubilier & Rice, Inc. ("CD&R"), a private investment firm specializing in acquisitions that involve management participation. As part of the financing for the Acquisition, Clayton, Dubilier & Rice Fund V Limited Partnership ("CD&R Fund V"), certain members of new management, certain new directors and other persons made an equity investment in the Parent of approximately $82.9 million in cash. In addition, $100.0 million of 11.75% Senior Subordinated Notes due 2008 ("Notes") were issued and the Company entered into a credit agreement (the "Senior Credit Agreement") with certain lenders. The Senior Credit Agreement provides for senior secured credit facilities, including a $25.0 million term loan facility (the "Term Loan Facility"), all of which was drawn at the closing of the Acquisition, and a $65.0 million revolving credit facility (the "Revolving Credit Facility"). The purchase price for the Jafra Business was approximately $212.4 million (excluding $12.0 million of financing fees and expenses), consisting of $202.5 million in cash and $9.9 million of Acquisition fees.


General

     The following discussion of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the accompanying consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements as of and for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for future periods.


Results of Operations

     The following table represents selected components of the Company's results of operations, in millions of dollars and as percentages of net sales. The table reflects the operations of the Company for the three months ended March 31, 2000 and 1999.

                                                                        Three Months Ended March 31,
                                                                ---------------------------------------------------
                                                                         2000                        1999 (1)
                                                                ---------------------------------------------------
                                                                                  (in millions)
Net sales                                                          $ 71.7         100.0%      $   68.0        100.0%
Cost of sales                                                        16.3          22.8           20.8         30.6
                                                                ---------------------------------------------------
Gross profit                                                         55.4          77.2           47.2         69.4
Selling, general & administrative expenses                           47.1          65.7           40.6         59.6
Restructuring charges                                                   -             -            0.4          0.6
                                                                ---------------------------------------------------
Income from operations                                                8.3          11.5            6.2          9.2
Exchange gain (loss)                                                 (3.6)         (5.0)           2.8          4.1
Interest, net                                                        (4.0)         (5.6)          (3.9)        (5.8)
Other, net                                                            0.6           0.8              -            -
                                                                ---------------------------------------------------
Income before income taxes                                            1.3           1.7            5.1          7.5
Income tax expense                                                    2.0           2.8            4.8          7.1
                                                                ---------------------------------------------------
Net income (loss) before extraordinary item                          (0.7)         (1.1)           0.3          0.4
Extraordinary loss on early extinguishment
   of debt, net of income tax benefit of $0.2                        (0.4)         (0.4)             -            -
                                                                ---------------------------------------------------
Net income (loss)                                                   ($1.1)         (1.5)          $0.3          0.4%
                                                                ===================================================

-------------
(1) Certain sales promotional and other expenses which were previously reported as selling, general and administrative expenses have been reclassified to cost of sales to conform to the current period presentation. Total amounts that have been reclassified are approximately $2.0 million for the three months ended March 31, 1999. In addition, restructuring charges, which were previously included in selling, general and administrative expenses, have been separately disclosed in the accompanying consolidated statements of operations for the three months ended March 31, 1999.


Three months ended March 31, 2000 compared to the three months ended March 31, 1999

     Net sales. Net sales for the first quarter of 2000 increased to $71.7 million from $68.0 million in the first quarter of 1999, an increase of $3.7 million, or 5.4%. The consolidated impact of foreign currency exchange rate fluctuations on net sales for the quarter was not material because the devaluations of currencies in Europe and South American markets were substantially offset by the strengthening of the Mexican peso when measured against the U.S. dollar in 2000 relative to 1999. The Company's average number of consultants (who perform the duties of sales representatives) worldwide for the first quarter increased to approximately 296,000, or 16.2% over the 1999 average. The Company's consultant productivity increased 5.2% in the first quarter of 2000. The Company defines consultant productivity as resale sales (sales to consultants for resale to the ultimate consumers) in U.S. dollars per active consultant. In general, consultants are considered to be active if they place one order within four months.

     In Mexico, net sales for the first quarter of 2000 increased to $44.4 million from $39.3 million in the first quarter of 1999, an increase of $5.1 million, or 13.0%. Sales in Mexico in local currency increased by 7.6% over the comparable 1999 period. The year to year increase was the result of an increased consultant base, greater productivity of consultants and price increases, partially offset by a lower activity (ordering) level. In Mexico, the average number of consultants for the first quarter of 2000 increased to approximately 194,000, or 18.5% over the 1999 average. Consultant productivity in Mexico increased 19.0% in the first quarter of 2000, but the percentage of active, ordering consultants decreased by 8.8%.

     In the U.S., net sales decreased to $16.7 million for the first quarter of 2000 from $17.3 million in the first quarter of 1999, a decrease of $0.6 million, or 3.5%. U.S. net sales in the first quarter of 1999 included approximately $0.8 million of certain low margin sales to a third party manufacturer. Excluding the impact of these sales, net sales in the U.S. for the first quarter of 2000 increased 1.2%, due primarily to an increased consultant base and greater activity level, partially offset by lower consultant productivity. In the U.S., the average number of consultants for the first quarter of 2000 increased to 56,000, or 1.6% over the 1999 average. Consultant productivity in the U.S. decreased by 12.1% in the first quarter of 2000, primarily due to some promotional programs that stimulated ordering activity, but at lower order sizes. The percentage of active, ordering consultants increased by 6.6%.

     In Europe, net sales decreased to $6.5 million in the first quarter of 2000 from $8.2 million in the first quarter of 1999, a decrease of $1.7 million, or 20.7%. Contributing to the sales decline was an unfavorable exchange rate impact on sales of $1.0 million. Excluding the exchange rate impact, net sales decreased 8.5%, due primarily to decreases in the number of consultants. In Europe, the average number of consultants for the first quarter of 2000 decreased to approximately 17,000, or 8.2% below the 1999 average.

     Gross profit. Gross profit in the first quarter of 2000 increased to $55.4 million from $47.2 million in the comparable prior year period, an increase of $8.2 million, or 17.4%. Gross profit as a percentage of sales (gross margin) increased to 77.2% from 69.4%.

     In Mexico, gross profit in the first quarter of 2000 increased to $34.5 million from $26.9 million in 1999, an increase of $7.6 million, or 28.3%.
Gross margin increased to 77.7% from 68.5%, due to sales price increases, a more favorable product mix, reduced product costs, and manufacturing cost efficiencies related to increased volume. The more favorable product mix consisted of a higher percentage of resale items as compared to non-resale items, and among the promotional items, there was a lower level of discounting compared to the prior year. The reduced product costs included foreign exchange gains from purchasing inventory and components in dollar-denominated transactions with stronger pesos, as well as cost reductions on skin and body products that were not achieved until the beginning of the third quarter of 1999, after the U.S. manufacturing of these products was outsourced.

     In the U.S., gross profit in the first quarter of 2000 increased to $13.2 million from $11.8 million in 1999, an increase of $1.4 million, or 11.9%. Low margin third party sales in 1999 were $0.8 million. Gross margin, excluding the impact of third party sales in 1999, increased to 78.9% from 71.7%, due to a more favorable product mix and reduced product costs. The more favorable product mix was the result of a lower level of discounting of promotional items in 2000 compared to 1999. The reduced product costs in the U.S. included cost reductions on skin and body products that were not achieved until the beginning of the third quarter of 1999, after the U.S. manufacturing of these products was outsourced.

     In Europe, gross profit in the first quarter of 2000 decreased to $5.0 million from $6.3 million in 1999, a decrease of $1.3 million, or 20.6%. Gross margin was 76.1% for both periods. Slight favorability in the product mix was offset by foreign exchange losses on product purchases.

     Selling, general and administrative expenses. SG&A expenses in the first quarter of 2000 increased to $47.1 million from $40.6 million in the first quarter of 1999, an increase of $6.5 million, or 16.0%. SG&A as a percentage of net sales increased in the first quarter of 2000 to 65.7% from 59.6% for the same period in 1999.

     In Mexico, SG&A expenses in the first quarter of 2000 increased to $20.1 million from $16.3 million in the comparable prior year period, an increase of $3.8 million, or 23.3%. The increased SG&A in Mexico related primarily to commissions and administrative expenses incurred to support growing sales. In the U.S., SG&A expenses in the first quarter of 2000 increased to $13.2 million from $10.2 million in the comparable prior year period, an increase of $3.0
million, or 29.4%.   During the first quarter of 2000, the U.S. market incurred
$1.3 million of expenses related to a major promotional event that was held to launch a new skin care line and concurrently announce the rollout of the e-commerce program, and there was no similar event held during 1999. Excluding this item, SG&A in the U.S. increased 16.7%, due primarily to a change in the lineage program which resulted in higher commissions. Corporate expenses in the first quarter of 2000 increased to $4.6 million from $4.1 million, an increase of $0.5 million, or 12.2%, primarily as a result of costs incurred in connection with the development of the Company's e-commerce business.

     Restructuring charges. In the first quarter of 1999, the Company recorded approximately $0.4 million of restructuring charges relating to certain restructuring activities in the U.S., Europe and Mexico. Substantially all of the charges related to severance costs.

     Interest expense. Net interest expense (including amortization of deferred financing fees) in the first quarter of 2000 increased to $4.0 million from $3.9 million in 1999, an increase of $0.1 million, or 2.6%. During the latter part of 1999 and the first quarter of 2000, the Company repurchased and retired $24.8 million of its Notes and replaced them with lower cost debt under the Revolving Credit Facility. These debt restructuring activities resulted in interest savings of approximately $0.2 million for the quarter, which were offset by $0.3 million of additional interest expense due to slightly higher average net debt balances, combined with higher interest rates on the Term Loan and Revolving Credit Facility in 2000.

     Other income (expense). Other income in the first quarter of 2000 was $0.6 million, which consisted primarily of $0.5 million related to a recovery of the effect of inflation upon an account receivable due from the Mexican government. Other income (expense) in the first quarter of 1999 was nominal.

     Exchange gain (loss). The Company's foreign exchange loss was $3.6 million in the first quarter of 2000, compared to a foreign exchange gain of $2.8
million in the prior year, a net change of $6.4 million.   The net foreign
exchange loss for 2000 has three elements: unrealized losses on forward contracts, unrealized gains on the remeasurement of U.S. dollar-denominated debt as the peso strengthened against the dollar, and realized gains or losses on transactions denominated in foreign currencies. During the latter part of 1999, the Company initiated a hedging program to protect against potential devaluation of the Mexican peso, and established forward contracts selling Mexican pesos and buying U.S. dollars based upon forward exchange rates. These contracts are marked-to-market each month and the fair value of the contracts is included in current assets and liabilities, with the offsetting gain and loss included in exchange gain (loss) in the accompanying consolidated statements of operations. During the first quarter of 2000, the Company had outstanding positions in forward contracts which resulted in a $4.9 million unrealized exchange loss, resulting from the strengthening of the Mexican peso against the U.S. dollar. The strengthening of the exchange rate also benefited the Company as revenues and net income were translated into the U.S. dollar at a more favorable exchange rate. The remeasurement of U.S. dollar-denominated debt resulted in an unrealized exchange gain of $1.8 million, and net realized losses on other foreign currency transactions were $0.5 million. During the first quarter of 1999, there were no forward contracts in place and the $2.8 million gain was primarily the result of remeasurement of U.S. dollar-denominated debt.

     Income tax expense. Income tax expense decreased to $2.0 million in the first quarter of 2000 from $4.8 million in the comparable 1999 period, a decrease of $2.8 million. The decrease is due to lower taxable income generated by the Company's Mexican subsidiary in 2000 as compared to 1999. The Company's effective income tax rate for the first quarter of 2000 was 158.0%, compared to 94.2% for the comparable period of 1999. The unusually high effective rate for 2000 is due to valuation allowances against certain foreign tax credits and net operating losses in the U.S., Europe and South America which have the impact of significantly increasing the effective tax rate.

     Net income (loss). Net income (loss) decreased $1.4 million to a net loss of $1.1 million in the first quarter of 2000, compared to a net income of $0.3 million in 1999. The change was primarily due to a $6.4 million negative fluctuation in foreign exchange gain (loss) and a $6.5 million increase in SG&A expenses, partially offset by a $8.2 million increase in gross profit, a $2.8 million decrease in income tax expenses, and the absence of $0.4 million of restructuring charges incurred in 1999.


Liquidity and Capital Resources

     The Acquisition was consummated on April 30, 1998. As part of the financing for the Acquisition, $100.0 million of Notes were issued, $41.5 million of borrowings were initially drawn down under the Senior Credit Agreement ($25.0 million under the Term Loan Facility and $16.5 million under the Revolving Credit Facility), and $82.9 million of cash was contributed as an equity investment by CD&R Fund V, certain members of management, certain directors and other persons. The purchase price for the Jafra Business, after final adjustments determined in 1999, was approximately $212.4 million (excluding $12.0 million of financing fees and expenses), consisting of $202.5 million in cash and $9.9 million of Acquisition fees.

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

     Borrowings under the Senior Credit Agreement are payable in quarterly installments of principal and interest over six years through April 30, 2004. Scheduled term loan principal payments under the Term Loan Facility will be approximately $3.5 million, $4.5 million, $5.5 million, $6.5 million, and $2.5 million for each of the years from 2000 through 2004, respectively. Borrowings under the Revolving Credit Facility ($41.9 million as of March 31, 2000) mature on April 30, 2004. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 1.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 1%, plus an applicable margin not to exceed 0.625%). The interest rate in effect at March 31, 2000 was approximately 7.8% for the LIBOR-based borrowings, and the rate for the prime-based borrowings was approximately 9.6%. Borrowings under the senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra
S. A. During the first quarter of 2000, cash paid for interest was approximately $1.7 million.

     Both the indenture (the "Indenture"), dated as of April 30, 1998, under which the Notes were issued, and the Senior Credit Agreement contain certain covenants that limit the Company's ability to incur additional indebtedness, pay cash dividends and make certain other payments. The Indenture and the Senior Credit Agreement also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. The Company has one letter of credit outstanding as of March 31, 2000 under the Revolving Credit Facility, in the amount of $1.35 million.

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

     A Consent and Waiver, dated November 19, 1999, to the Senior Credit Agreement allows the Company to repurchase the Notes in the open market from time to time, with the aggregate purchase price for all such Notes repurchased not to exceed $25.0 million. During the first quarter of year 2000 the Company repurchased and retired Notes with a face value of $10.8 million, and aggregate repurchases as of March 31, 2000 were $24.8 million. The repurchased debt has been replaced with debt under the Revolving Credit Facility, which currently has lower effective interest rates.

     In March 2000, Jafra S. A. entered into a short-term bank loan of $3.1 million in connection with the settlement of foreign currency forward contracts. The interest rate on the loan was 18.5% per annum and the loan was repaid in April 2000.

     In April 2000, Jafra S.A. received an income tax refund of $4.7 million from the Mexican government.

     The Company believes, but no assurance can be given, that its existing cash, cash flow from operations and availability under the Senior Credit Agreement will provide sufficient liquidity to meet the Company's cash requirements and working capital needs over the next twelve months.


Cash Flows

     Net cash used in operating activities was $9.6 million for the first quarter of 2000, compared to $3.7 million for the comparable 1999 period. The $5.9 million decrease in cash flow from operations in 2000 compared to 1999 is attributable to a decrease in the change of working capital items of $8.9 million, primarily related to an increase in inventories to support anticipated sales growth, partially offset by a $3.0 million increase in net income (loss) adjusted for depreciation, amortization and other non-cash items included in net income (loss).

     Net cash used in investing activities was $1.2 million for the first quarter of 2000, which was used for capital expenditures, consisting primarily of information system upgrades, facilities costs and production equipment. Capital expenditures in 2000 are budgeted at approximately $12.0 million.

     Net cash provided by financing activities was $8.6 million for the first quarter of 2000, consisting primarily of net borrowings under the revolving credit facilities of $16.9 million and net proceeds from short-term bank debt of $3.1 million, partially offset by payments of $10.6 million for the repurchase of subordinated debt with a face value of $10.8 million and repayments of $0.8 million under term loan facility.

     The effect of exchange rate changes on cash was $1.4 million for the first quarter of 2000, relating primarily to fluctuations in the exchange rates in Europe and Mexico.


Foreign Operations

     Sales outside of the United States aggregated approximately 77% and 75% of the Company's total net sales for the first quarter of 2000 and 1999, respectively. In addition, as of March 31, 2000, international subsidiaries comprised approximately 77% of the Company's consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. In 2000, the Company entered into foreign currency forward contracts in Mexican pesos to reduce the effect of potentially adverse exchange rate fluctuations in Mexico.

     The Company's subsidiary in Mexico, Jafra S.A., generated approximately 61.9% of the Company's net sales for the first quarter of 2000, compared to 57.8% for the comparable 1999 period, substantially all of which were denominated in Mexican pesos. Jafra S.A. had $46.7 million of U.S. dollar-denominated third party debt and $36.5 million of U.S. dollar-denominated intercompany debt as of March 31, 2000. Gains and losses from remeasuring such debt to the U.S. dollar from the peso are included as a component of net income. During the first quarter of

2000, Jafra S. A. recognized an unrealized gain of $1.8 million on remeasurment of these U.S. dollar-denominated debt, an unrealized loss of $4.9 million on outstanding foreign currency forward contracts and a realized loss of $0.5 million on settlement of these contracts.


Year 2000 issue

     The Company has completed all phases of its year 2000 compliance project. As of the filing date, the Company has experienced no significant disruptions to its business resulting from failures of the Company's internal computer system or its critical suppliers' processes or systems as a result of the year 2000 issue. Although the Company believes that it has successfully avoided any significant disruptions, it will continue to monitor all critical systems for the appearance of delayed complications or disruptions, most particularly to any month-end, quarter-end and year-end processing that has yet to be executed in a production environment. The costs associated with the year 2000 compliance problem as of March 31, 2000 have not been material to the Company.


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

     During the transition period, the Company will continue to utilize the respective country's existing currency as the functional currency. Use of the euro by the Company or its consultants is not expected to be significant and will be converted and recorded in the Company's accounting records in the existing functional currency.

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

     The Company has experienced significant sales growth in Mexico over the last nine quarters, due in large part to an increase in the number of consultants. The Company's Mexican subsidiary generated 61.9% of the Company's consolidated net sales for the first quarter of 2000, compared to 59.1% for the full year in 1999. The year to year sales growth in Mexico for the first quarter of 2000 was approximately 13% in U.S. dollars and 8% in local currency. Given a continued stable economic environment, the Company intends to continue to grow its revenues and consultant base in Mexico, but no assurance can be given that sales in Mexico will continue to increase at these rates.

    Excluding the impact of low margin sales to a third party manufacturer, net sales in the U.S. in the first quarter of 2000 increased 1.2% compared to the
prior year.   The U.S. plans to implement a number of strategies in the
remainder of 2000 which, along with the initiation of doing business via e-commerce and an increased focus on sponsoring new consultants through enhanced training programs, are intended to stimulate sales growth in the range of 10-15% over 1999 levels.

     Net sales in Europe have been on a downward trend for the last two years. In the first quarter of 2000, excluding the impact of exchange rates, net sales decreased 8.5% from 1999, primarily due to a decline in the number of consultants. Sales in Europe for the year 2000 are expected to be at 1999 levels. The Company continues to evaluate opportunities to streamline its operations to enhance the profitability achieved by these markets.

     As a result of these differential growth rates, the Company expects, but no assurance can be given, that its percentage of net sales in Mexico will increase slightly, and its percentage of net sales in Europe will decrease slightly for the near term.

     The Company has made plans to develop new business in 2000 through expansion into new markets, particularly Thailand, and by utilizing the Internet and electronic commerce to increase its revenue base in existing markets.


Information Concerning Forward-Looking Statements

     Certain of the statements contained in this report (other than the Company's consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "--Liquidity and Capital Resources" concerning the Company's belief that it will have sufficient liquidity to meet its cash requirements and working capital needs over the next twelve months; (ii) the statement in "--Cash Flows" that total capital expenditures in 2000 are budgeted at approximately $12.0 million; (iii) the statements in "--Year 2000 Issue" that the Company believes it has successfully avoided any significant disruptions; (iv) the statements in "--European Economic and Monetary Union" concerning the Company's expectations that (a) use of the euro by the Company or its consultants will not be significant; and (b) the introduction of the euro will not materially adversely affect its business, financial condition or results of operations; (v) the statements in "--Business Trends and Initiatives" that (a) the Company intends to respond to competitive pressures in each major geographic marketplace in which it participates; (b) the timing of these responses, which may occur sooner in certain geographies and later in others, may impact future quarterly results; (c) given a continued stable economic environment, the Company intends that it will grow its revenues and consultant base in Mexico; (d) the Company intends to grow its year 2000 sales in the U.S. market 10-15% due to new strategies and the initiation of e-commerce business; (e) the Company's expectation that sales in Europe for the year 2000 will be at 1999 levels; and
(f) the Company's expectation that the percentage of net sales in Mexico will increase slightly, and that its percentage of net sales in Europe will decrease slightly for the near term; and (vi) other statements as to management's or the Company's expectations or beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Forward-looking statements are based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (including, without limitation, those discussed in "Business-- Strategy," "--International Operations," "--Distribution," "--Manufacturing," "--Patents and Trademarks," "--Management Information Systems," "--Environmental Matters," "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations," "--Liquidity and Capital Resources," "--Foreign Operations," "-- Year 2000 Issue," and "European Economic and Monetary Union''), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks arising from transactions in the normal course of its business, and from debt incurred in connection with the Acquisition. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company's credit standing. See disclosures under Item 7a, "Quantitative and Qualitative Disclosures About Market Risks" in the Company's annual report on Form 10-K for the year ended December 31, 1999. No significant changes have occurred during the first quarter of 2000 in relation to the interest rate risk.

Foreign Currency Risk

     The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. All intercompany product sales are denominated in U.S. dollars. In addition, 77% of the Company's revenue for first quarter of 2000 was generated in countries with a functional currency other than the U.S. dollar. As a result, the Compay's earnings and cash flows for the first quarter of 2000 are exposed to fluctuations in foreign currency exchange rates.

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

     The table below describes the forward contracts that were outstanding at March 31, 2000 (dollar amounts in thousands). These foreign currency forward contracts do not qualify as hedging transactions under the current accounting definitions and, accordingly, have been marked to market through income.

                                                Forward                           Weighted
                                              Position in       Maturity           Average                  Fair
           Foreign Currecy                  US Dollars (1)        Date          Contract Rate             Value (1)
-------------------------------------      ----------------    ----------       -------------          --------------
Buy US Dollar/sell Mexican Peso                      12,160       4/28/00                9.79                  11,593
Buy US Dollar/sell Mexican Peso                       5,850       5/31/00                9.91                   5,564
Buy US Dollar/sell Mexican Peso                      13,391       6/30/00               10.01                  12,747
Buy US Dollar/sell Mexican Peso                       6,316       7/31/00               10.13                   5,999
Buy US Dollar/sell Mexican Peso                       6,734       8/31/00               10.25                   6,396
Buy US Dollar/sell Mexican Peso                      10,364       9/29/00               10.32                   9,850
Buy US Dollar/sell Mexican Peso                       7,275      10/31/00               10.45                   6,912
Buy US Dollar/sell Mexican Peso                      10,534      11/30/00               10.54                  10,001
Buy US Dollar/sell Mexican Peso                      19,874      12/29/00               10.67                  18,760
Buy US Dollar/sell Mexican Peso                       6,980       1/26/01               10.12                   6,966
Buy US Dollar/sell Mexican Peso                       7,500       2/26/01               10.20                   7,485
                                                   --------                                                  --------
                                                   $106,978                                                  $102,273
                                                   ========                                                  ========

-------------
(1) The "Forward Position in US Dollars" and the "Fair Value" presented above represent notional amounts. The net of these two amounts, $4,705, 000, represents the fair value of the forward contracts and has been recorded as an accrued liability in the accompanying consolidated balance sheet as of March 31, 2000, and as an exchange loss of $4,919,000 in the accompanying consolidated statement of operations for the three months ended March 31, 2000.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     See discussion under "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Item 2.  Changes in Securities and Use of Proceeds

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     --------

The following exhibit is filed herewith or incorporated by reference:

     27   Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

     During the quarter ended March 31, 2000, the Company filed no reports on Form 8-K.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       CDRJ Investments (Lux) S.A.


                             /s/   MICHAEL DIGREGORIO
                       -----------------------------------
                                   Michael DiGregorio
                       Senior Vice President and Chief Financial Officer of the Advisory Committee (Principal Financial Officer)

May 15, 2000

                               INDEX TO EXHIBITS

Exhibit No.       Description
-----------       -----------

27                Financial Data Schedule