Form 10-Q
period 2000-06-30
CDRJ INVESTMENTS LUX S A
filed 2000-08-15
CIK 1068906

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

  Common stock, par value $2.00 per share, outstanding at August 11, 2000 830,501 shares

================================================================================

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                   Index to Financial Statements and Exhibits
          Filed with the Quarterly Report of the Company on Form 10-Q
                For the Three and Six Months Ended June 30, 2000

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited):                               Page No.
                                                                             --------
             Consolidated Balance Sheets                                         3
             Consolidated Statements of Operations                               4
             Consolidated Statements of Cash Flows                               5
             Notes to Consolidated Financial Statements                          6
Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                13

Item 3.      Quantitative and Qualitative Disclosures about Market Risk         22

                          PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                                  24
Item 2.      Changes in Securities and Use of Proceeds                          24
Item 3.      Defaults Upon Senior Securities                                    24
Item 4.      Submission of Matters to a Vote of Security Holders                24
Item 5.      Other Information                                                  24
Item 6.      Exhibits and Reports on Form 8-K                                   24
             Signature                                                          25
             Exhibits                                                           26


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                                         June 30,        December 31,
                                                                                           2000               1999
                                                                                      ------------       ------------

                              ASSETS
Current assets:
    Cash and cash equivalents                                                             $  5,020        $    4,906
    Receivables, less allowances for doubtful accounts of
       $2,967 in 2000 and $3,087 in 1999                                                    30,668            31,277
    Inventories                                                                             35,601            30,290
    Prepaid income taxes                                                                    10,381            13,875
    Prepaid expenses and other current assets (including value-added tax
       receivables of $5,002 in 2000 and $6,053 in 1999)                                     8,865             8,608
                                                                                      ------------       -----------
           Total current assets                                                             90,535            88,956

Property and equipment, net                                                                 49,900            50,607

Other assets:
    Goodwill, net of accumulated amortization of $4,145 in 2000
       and $3,160 in 1999                                                                   72,881            75,323
    Trademarks, net of accumulated amortization of $2,998 in 2000
       and $2,303 in 1999                                                                   49,051            51,605
    Deferred financing fees and other, net of accumulated
       amortization of $3,320 in 2000 and $2,887 in 1999                                    11,110            11,886
                                                                                      ------------       -----------
           Total                                                                         $ 273,477        $  278,377
                                                                                      ============       ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings                                                                 $  2,965          $      -
    Current portion of long-term debt                                                        4,000             3,500
    Accounts payable                                                                        13,450            15,005
    Accrued liabilities                                                                     31,825            33,424
    Income taxes payable                                                                     4,532               276
    Deferred income taxes                                                                    2,495             2,587
                                                                                      ------------       -----------
           Total current liabilities                                                        59,267            54,792

Long-term debt                                                                             123,330           130,000
Deferred income taxes                                                                       15,170            15,731
Other long-term liabilities                                                                  2,349             2,060
                                                                                      ------------       -----------
           Total liabilities                                                               200,116           202,583
                                                                                      ------------       -----------

Commitments and contingencies                                                                    -                 -


Stockholders' equity:
    Common stock, par value $2.00; authorized, 1,020,000 shares;
       issued and outstanding, 830,659 shares in 2000 and 1999                               1,661             1,661
    Additional paid-in capital                                                              81,381            81,381
    Accumulated deficit                                                                     (3,423)           (3,393)
    Accumulated other comprehensive income                                                  (6,258)           (3,855)
                                                                                      ------------       -----------
           Total stockholders' equity                                                       73,361            75,794
                                                                                      ------------       -----------
           Total                                                                         $ 273,477        $  278,377
                                                                                      ============       ===========


See accompanying notes to consolidated financial statements.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)
                                   (Unaudited)


                                                  Three Months Ended                       Six Months Ended
                                             ------------------------------          ----------------------------
                                               June 30,            June 30,             June 30,         June 30,
                                                 2000               1999                 2000             1999
                                             -----------        -----------          ----------         ---------
Net sales                                     $   76,863          $  71,630           $ 148,579        $  139,590
Cost of sales                                     17,867             20,565              34,213            41,377
                                             -----------        -----------          ----------         ---------
   Gross profit                                   58,996             51,065             114,366            98,213
Selling, general and administrative               48,331             44,383              95,472            84,874
   expenses
Restructuring and impairment charges               1,108              2,719               1,108             3,135
                                             -----------        -----------          ----------         ---------
   Income from operations                          9,557              3,963              17,786            10,204

Other income (expense):
   Exchange gain (loss)                           (1,731)               682              (5,349)            3,446
   Interest, net                                  (4,024)            (4,320)             (8,020)           (8,222)
   Other, net                                        563                 71               1,231                89
                                             -----------        -----------          ----------         ---------
Income before income taxes and
   extraordinary item                              4,365                396               5,648             5,517

Income tax expense                                 3,336              2,558               5,363             7,379
                                             -----------        -----------          ----------         ---------
Income (loss) before extraordinary item            1,029             (2,162)                285            (1,862)

Extraordinary loss on early extinguishment
   of debt, net of income tax benefit
   of $195                                             -                  -                (315)                -
                                             -----------        -----------          ----------         ---------
Net income (loss)                              $   1,029         $   (2,162)            $   (30)       $   (1,862)
                                             ===========        ===========          ==========         =========


          See accompanying notes to consolidated financial statements.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                   Six Months Ended
                                                                               -------------------------
                                                                                June 30,       June 30,
                                                                                  2000           1999
                                                                               ----------     ----------
Cash flows from operating activities:
     Net loss                                                                   $     (30)     $  (1,862)
         Extraordinary loss on early extinguishment of debt, net of taxes             315              -
                                                                               ----------     ----------
     Income (loss) before extraordinary item                                          285         (1,862)
     Adjustments to reconcile income (loss) before extraordinary item to net cash provided by (used in) operating activities:

         Depreciation and amortization                                              3,646          3,680
         Amortization of deferred financing fees                                      719            798
         Unrealized foreign exchange loss (gain)                                    3,066         (3,361)
         Deferred income taxes                                                          -          2,961
         Changes in operating assets and liabilities:
            Receivables, net                                                         (224)        (1,239)
            Inventories                                                            (5,921)         5,207
            Prepaid expenses and other current assets                                (666)         2,240
            Other assets                                                             (823)           367
            Accounts payable and accrued liabilities                               (3,056)        (6,497)
            Income taxes payable/prepaid                                            7,817         (2,938)
            Other long-term liabilities                                               288           (159)
                                                                               ----------     ----------
               Net cash provided by (used in) operating activities                  5,131           (803)
                                                                               ----------     ----------

Cash flows from investing activities:
     Payments of previously accrued Acquisition fees                                    -         (1,784)
     Purchases of property and equipment                                           (2,811)        (2,759)
                                                                               ----------     ----------
               Net cash used in investing activities                               (2,811)        (4,543)
                                                                               ----------     ----------

Cash flows from financing activities:
     Repurchase of subordinated debt                                              (10,597)             -
     Repayments under term loan facility                                           (1,750)        (1,250)
     Net borrowings under revolving credit facility                                 6,400          2,200
     Net proceeds from short-term bank debt                                         2,965              -
                                                                               ----------     ----------
               Net cash provided by (used in) financing activities                 (2,982)           950
                                                                               ----------     ----------

Effect of exchange rate changes on cash                                               776         (1,431)
                                                                               ----------     ----------
Net increase (decrease) in cash and cash equivalents                                  114         (5,827)
Cash and cash equivalents at beginning of period                                    4,906         18,358
                                                                               ----------     ----------
Cash and cash equivalents at end of period                                      $   5,020      $  12,531
                                                                               ==========     ==========

         See accompanying notes to consolidated financial statements.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Basis of Presentation

     The unaudited interim consolidated financial statements of CDRJ Investments
(Lux) S.A. (the "Parent") and subsidiaries have been prepared in accordance with
Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of June 30, 2000 and for all the interim periods presented.

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

     The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2000 and 1999 reflect the operations of the Parent and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain sales promotional and other expenses which were previously reported as selling, general and administrative expenses have been reclassified to cost of sales to conform to the current period presentation. Total amounts that have been reclassified are $790,000 and $2,775,000 for the three and six months ended June 30, 1999, respectively. In addition, charges of $416,000, which were previously included in selling, general and administrative expenses, have been reclassified as restructuring charges in the accompanying consolidated statements of operations for the six months ended June 30, 1999.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137 and SFAS No. 138, and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet performed an analysis to determine the impact of adopting this standard and is, therefore, unable to disclose the impact that adopting the standard will have on its financial position and results of operations when such statement is adopted.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides the Staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101, as amended, is required to be implemented during the quarter ended December 31, 2000. The Company is analyzing the impact, if any, SAB 101 may have on its financial statements.

(2)  Inventories

     Inventories consist of the following (in thousands):

                                       June 30,        December 31,
                                         2000              1999
                                      ---------          --------
     Raw materials and supplies       $   6,910          $  7,905
     Finished goods                      28,691            22,385
                                      ---------          --------
     Total inventories                $  35,601          $ 30,290
                                      =========          ========


                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(3)   Property and Equipment

      Property and equipment consist of the following (in thousands):

                                                      June 30,             December 31,
                                                        2000                  1999
                                                   -----------            -----------
Land                                               $    17,017            $    17,418
Buildings                                               16,677                 16,777
Machinery and equipment                                 22,998                 21,511
                                                   -----------            -----------
                                                        56,692                 55,706
Less accumulated depreciation                            6,792                  5,099
                                                   -----------            -----------
Property and equipment, net                        $    49,900            $    50,607
                                                   ===========            ===========


(4)   Debt

      In the first quarter of 2000, the Company repurchased and retired a portion of the 11.75% Subordinated Notes due 2008 (the "Notes") of JCI and Jafra S.A., with a face value of $6.5 million and $4.3 million, respectively. In connection with the repurchase of the Notes, the related portion of the unamortized deferred financing costs of $733,000 was written off and included in the determination of the extraordinary loss on early extinguishment of debt. The repurchase of the Notes resulted in an extraordinary loss of $315,000, which is net of an income tax benefit of $195,000.

      In June 2000, Jafra S. A. entered into a short-term bank loan of $3.0 million in connection with the settlement of foreign currency forward contracts. The interest rate on the loan was 22.4% per annum and the loan was repaid in July 2000.


(5)  Income Taxes

     The actual income tax rate differs from the "expected" income tax rate (computed by applying the U.S. federal corporate rate of 35% to income before income taxes) for the three and six months ended June 30, 2000 due to certain valuation allowances in Europe, South America and the U.S. in 1999 and 2000, and an effective tax rate in the Mexico entity, Jafra S.A., that exceeds the U.S. federal tax rate due to certain inflation-related income tax adjustments.


(6)  Comprehensive Income (Loss)

     Comprehensive income (loss) is summarized as follows:

                                                        Three Months Ended                   Six Months Ended
                                                -----------------------------        ------------------------------
                                                  June 30,           June 30,           June 30,           June 30,
                                                   2000               1999               2000               1999
                                                -----------        ----------        -----------         ----------
Net income (loss)                               $    1,029         $   (2,162)       $     (30)          $  (1,862)
Foreign currency translation adjustment             (3,831)              (197)          (2,403)             (1,860)
                                                ----------         ----------        ---------           ---------
Comprehensive loss                              $   (2,802)        $   (2,359)       $  (2,433)          $  (3,722)
                                                ==========         ==========        =========           =========

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

  JCI and Jafra S.A. have each guaranteed the obligations under the Notes which were issued in conjunction with the Acquisition on April 30, 1998. The following consolidating financial statement data segregate between those entities that guarantee the Notes ("Guarantor entities") and those entities that do not guarantee the Notes ("Nonguarantor entities"); in addition, European business segment information is separately disclosed. The Nonguarantor entities are the Parent's indirect European subsidiaries in Germany, the Netherlands, Switzerland, Italy, Austria and Poland, its indirect South American subsidiaries in Colombia, Argentina, Chile, Venezuela and Brazil, and its indirect subsidiary in the Dominican Republic, which started operations in the second quarter of 2000. The Company's subsidiary in Chile did not begin operations until the third quarter of 1999.

   The accounting policies of the business segments are the same as those described in the summary of significant accounting policies included in the Company's audited consolidated financial statements as of and for the year ended December 31, 1999 on Form 10-K, except that the disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which the Company's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Company evaluates performance based on stand alone business segment operating results, including allocations of corporate expenses based upon revenues, which differs from the legal and statutory allocations. However, the income tax provision reflects the income tax rates and valuation allowances in the countries where such corporate expenses are expensed for income tax purposes. Management reallocated certain 1999 product costs between entities based on usage to conform to the current allocation basis. Additionally, the Company accounts for intersegment sales as inventory transfers.

  Consolidating condensed statements of operations data for the three months ended June 30, 2000 and 1999 is summarized as follows (in thousands):

                                                                   Three months ended June 30, 2000
                                              --------------------------------------------------------------------------------------
                                                     Guarantor Entities            Nonguarantor Entities
                                              ----------------------------------   ---------------------
                                                  JCI      Jafra S.A                                                       Total
                                                 (U.S.)     (Mexico)     Total       Europe      Other    Eliminations  Consolidated
                                               ---------   ---------   ---------   ---------   ---------   ---------    ----------

Net sales                                      $  18,402   $  46,742   $  65,144   $   6,781   $   4,938   $     -      $  76,863
Cost of sales                                      3,886      10,702      14,588       1,585       1,811        (117)      17,867
                                               ---------   ---------   ---------   ---------   ---------   ---------    ---------
Gross profit                                      14,516      36,040      50,556       5,196       3,127         117       58,996
Selling, general and administrative expenses
       Business segment                           11,965      21,650      33,615       5,549       4,486         -         43,650
       Allocated corporate expenses                1,122       2,845       3,967         412         302         -          4,681
Restructuring and impairment charges                   -           -           -       1,108           -         -          1,108
                                               ---------   ---------   ---------   ---------   ---------   ---------    ---------
Income (loss) from operations                      1,429      11,545      12,974      (1,873)     (1,661)        117        9,557
Other expense(income):
       Interest, net                               1,552       2,055       3,607         356          61         -          4,024
       Royalty                                    (3,466)      3,449         (17)         17           -         -              -
       Other, net                                      -         967         967         148          53         -          1,168
                                               ---------   ---------   ---------   ---------   ---------   ---------    ---------
Income (loss) before income taxes                  3,343       5,074       8,417      (2,394)     (1,775)        117        4,365
Income tax expense (benefit)                         777       2,552       3,329          (1)          8         -          3,336
                                               ---------   ---------   ---------   ---------   ---------   ---------    ---------
Net income (loss)                              $   2,566   $   2,522   $   5,088   $  (2,393)  $  (1,783)  $     117    $   1,029
                                               =========   =========   =========   =========   =========   =========    =========

  In the second quarter of 2000, JCI charged Jafra S.A a royalty fee of $3.7 million in connection with Jafra S.A's use of the marketing and distribution systems and other know-how owned by JCI, and Jafra S.A. charged JCI $0.2 million for use of the Jafra trademark. These charges are included in royalty expense (income).

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                                   Three months ended June 30, 1999
                                              --------------------------------------------------------------------------------------
                                                     Guarantor Entities            Nonguarantor Entities
                                              ----------------------------------   ---------------------
                                                  JCI      Jafra S.A                                                      Total
                                                 (U.S.)     (Mexico)     Total       Europe      Other    Eliminations  Consolidated
                                               ---------   ---------   ---------   ---------   ---------   ---------    ---------

Net sales                                      $  17,764   $  41,390   $  59,154   $   8,203   $   4,273   $     -      $  71,630
Cost of sales                                      4,711      12,264      16,975       2,163       1,427         -         20,565
                                               ---------   ---------   ---------   ---------   ---------   ---------    ---------
Gross profit                                      13,053      29,126      42,179       6,040       2,846         -         51,065
Selling, general and administrative expenses:
       Business segment                           11,194      19,070      30,264       6,320       3,276         -         39,860
       Allocated corporate expenses                1,121       2,614       3,735         518         270         -          4,523
Restructuring and impairment charges               2,719           -       2,719           -           -         -          2,719
                                               ---------   ---------   ---------   ---------   ---------   ---------    ---------
Income (loss) from operations                     (1,981)      7,442       5,461        (798)       (700)        -          3,963
Other expense(income):
       Interest, net                               2,350       1,662       4,012         359         (51)        -          4,320
       Other, net                                     92        (782)       (690)        (95)         32         -           (753)
                                               ---------   ---------   ---------   ---------   ---------   ---------    ---------
Income (loss) before income taxes                 (4,423)      6,562       2,139      (1,062)       (681)        -            396
Income tax expense                                     1       2,532       2,533          17           8         -          2,558
                                               ---------   ---------   ---------   ---------   ---------   ---------    ---------
Net income (loss)                              $  (4,424)  $   4,030   $    (394)  $  (1,079)  $    (689)  $     -      $  (2,162)
                                               =========   =========   =========   =========   =========   =========    =========

     Consolidating condensed statement of operations data for the six months ended June 30, 2000 and 1999 is summarized as follows (in thousands):

                                                                     Six months ended June 30, 2000
                                              --------------------------------------------------------------------------------------
                                                     Guarantor Entities            Nonguarantor Entities
                                              ----------------------------------   ---------------------
                                                  JCI      Jafra S.A                                                      Total
                                                 (U.S.)     (Mexico)     Total       Europe      Other    Eliminations  Consolidated
                                               ---------   ---------   ---------   ---------   ---------   ---------    ---------

Net sales                                      $  35,138   $  91,138   $ 126,276   $  13,313   $   8,990   $     -      $ 148,579
Cost of sales                                      7,410      20,619      28,029       3,147       3,037         -         34,213
                                               ---------   ---------   ---------   ---------   ---------   ---------    ---------
Gross profit                                      27,728      70,519      98,247      10,166       5,953         -        114,366
Selling, general and administrative expenses:
       Business segment                           25,203      41,711      66,914      11,048       8,255         -         86,217
       Allocated corporate expenses                2,189       5,677       7,866         829         560         -          9,255
Restructuring and impairment charges                   -           -           -       1,108           -         -          1,108
                                               ---------   ---------   ---------   ---------   ---------   ---------    ---------
Income (loss) from operations                        336      23,131      23,467      (2,819)     (2,862)        -         17,786
Other expense(income):
       Interest, net                               2,999       4,233       7,232         699          89         -          8,020
       Royalty                                    (6,767)      6,732         (35)         35           -         -              -
       Other, net                                      3       4,022       4,025         124         (31)        -          4,118
                                               ---------   ---------   ---------   ---------   ---------   ---------    ---------
Income (loss) before income taxes and              4,101       8,144      12,245      (3,677)     (2,920)        -          5,648
       extraordinary item
Income tax expense (benefit)                         897       4,498       5,395          23         (55)        -          5,363
                                               ---------   ---------   ---------   ---------   ---------   ---------    ---------
Income (loss) before extraordinary item            3,204       3,646       6,850      (3,700)     (2,865)        -            285
Extraordinary loss on early extinguishment
       of debt, net of income tax benefit of
       $195                                         (205)       (110)       (315)         -           -          -           (315)
                                               ---------   ---------   ---------   ---------   ---------   ---------    ---------
Net income (loss)                              $   2,999   $   3,536   $   6,535   $  (3,700)  $  (2,865)  $     -      $     (30)
                                               =========   =========   =========   =========   =========   =========    =========

     In the six months ended June 30, 2000, JCI charged Jafra S.A. a royalty fee of $7.3 million in connection with Jafra S.A.'s use of the marketing and distribution systems and other know-how owned by JCI, and Jafra S.A. charged JCI $0.5 million for use of the Jafra trademark. These charges are included in royalty expense (income).

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                                                                    Six months ended June 30, 1999
                                         ---------------------------------------------------------------------------------------
                                                     Guarantor Entities       Nonguarantor Entities
                                         ----------------------------------   ---------------------
                                           JCI      Jafra S.A.                                                         Total
                                          (U.S.)     (Mexico)       Total       Europe      Other    Eliminations   Consolidated
                                         ---------  -----------   ---------   --------    ---------  ------------   ------------

Net sales                                $  35,053     $ 80,655   $ 115,708   $ 16,420     $  7,462         $    -     $ 139,590
Cost of sales                               10,171       24,650      34,821      4,123        2,433              -        41,377
                                         ---------   -----------   --------    -------     ---------   -------------  ----------
Gross profit                                24,882       56,005      80,887     12,297        5,029              -        98,213
Selling, general and administrative
expenses:
        Business segment                    20,856       35,732      56,588     13,390        6,322              -        76,300
        Allocated corporate expenses         2,153        4,954       7,107      1,006          461              -         8,574
Restructuring and impairment charges         2,773          172       2,945        190            -              -         3,135
                                         ---------   -----------   --------    -------     ---------   -------------  -----------
Income (loss) from operations                 (900)      15,147      14,247     (2,289)      (1,754)             -        10,204
Other expense (income):
        Interest, net                        4,511        3,146       7,657        717         (152)             -         8,222
        Other, net                             (18)      (3,853)     (3,871)       322           14              -        (3,535)
                                         ---------   -----------   --------    -------     ---------   -------------  ----------
Income (loss) before income taxes           (5,393)      15,854      10,461     (3,328)      (1,616)             -         5,517
Income tax expense                              46        7,280       7,326         28           25              -         7,379
                                         ---------   -----------   --------    -------     ---------   -------------  ----------
Net income (loss)                        $  (5,439)     $ 8,574     $ 3,135   $ (3,356)   $  (1,641)       $     -     $  (1,862)
                                         =========   ===========   ========    =======     =========   =============  ==========

     Consolidating condensed balance sheet data as of June 30, 2000 is summarized as follows (in thousands):


                                                                        As of June 30, 2000
                                      ---------------------------------------------------------------------------------------------
                                                Guarantor Entities               Nonguarantor Entities
                                    -------------------------------------------  ---------------------
                                      JCI       Jafra S.A.                                                              Total
ASSETS                               (U.S.)      (Mexico)     Parent     Total     Europe      Other    Eliminations  Consolidated
                                    ---------   ----------   -------   --------    --------   ------    ------------- ------------
Current assets:
     Receivables                    $   3,446    $  22,502   $     -   $ 25,948    $  2,345   $ 2,375   $       -      $    30,668
     Inventories                        5,164       24,021         -     29,185       2,638     3,901        (123)          35,601
     Other current assets              17,486       17,878       156     35,520       3,149     2,349     (16,752)          24,266
                                    ---------   ----------   -------   --------    --------   -------   ---------     ------------
         Total current assets          26,096       64,401       156     90,653       8,132     8,625     (16,875)          90,535
     Property and equipment, net       18,808       28,864         -     47,672       1,408       820           -           49,900
     Other assets:
         Goodwill, net                 33,517       31,372       184     65,073       6,726     1,082           -           72,881
         Trademarks, net                    -       48,808       189     48,997         185       245        (376)          49,051
         Other (1)                     45,575        4,085    74,020    123,680       4,382     2,258    (119,210)          11,110
                                    ---------   ----------   -------   --------    --------   -------   ---------     ------------
            Total                   $ 123,996    $ 177,530   $74,549   $376,075    $ 20,833   $13,030   $(136,461)     $   273,477
                                    =========   ==========   =======   ========    ========   =======   =========     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and
          accrued expenses          $  13,072    $  24,491   $    47   $ 37,610    $  5,708   $ 2,198  $     (241)     $    45,275
     Other current liabilities          4,597       19,061        10     23,668       2,918     3,327     (15,921)          13,992
                                    ---------    ---------   -------   --------    --------   -------  ----------      -----------
         Total current liabilities     17,669       43,552        57     61,278       8,626     5,525     (16,162)          59,267
Total long term debt                   86,758       36,572         -    123,330           -         -           -          123,330
Other liabilities                       1,012       43,539         -     44,551      19,423     5,909     (52,364)          17,519
                                    ---------    ---------   -------   --------    --------   -------  ----------      -----------
Total liabilities                     105,439      123,663        57    229,159      28,049    11,434     (68,526)         200,116
Stockholders' equity                   18,557       53,867    74,492    146,916      (7,216)    1,596     (67,935)          73,361
                                    ---------    ---------   -------   --------    --------   -------  ----------      -----------
            Total                   $ 123,996    $ 177,530   $ 74,549  $376,075    $ 20,833   $13,030  $ (136,461)     $   273,477
                                    =========    =========   ========  ========    ========   =======  ==========      ===========

_______________

(1) Other assets include long-term intercompany notes receivable, JCI's and Parent's investment in subsidiaries, and other miscellaneous assets.

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



  Consolidating condensed statement of cash flows data for the six months ended June 30, 2000 and 1999 is summarized as follows (in thousands):

                                                                              Six months ended June 30, 2000
                                      ----------------------------------------------------------------------------------------------
                                                       Guarantor Entities             Nonguarantor
                                                                                        Entities
                                      --------------------------------------------  ------------------
                                        JCI      Jafra S.A.                                                               Total
                                       (U.S.)     (Mexico)      Parent     Total     Europe     Other   Eliminations   Consolidated
                                      --------   ----------    -------   ---------  ---------  -------  ------------   ------------

Net cash provided by (used in)
    Operating activities              $ (4,299)  $   15,239    $  (235)  $  10,705    $(3,296) $ (2,278)  $        -    $    5,131
    Investing activities                (2,151)        (342)         -      (2,493)       (15)     (303)           -        (2,811)
    Financing activities                 7,671      (15,162)         4      (7,487)     1,343     3,162            -        (2,982)
Effect of exchange rate changes
    on cash                                  -          262          -         262        779      (265)           -           776

Cash at beginning of period                 73            3        378         454      3,012     1,440            -         4,906
                                      --------   ----------   --------    --------  ---------  --------   ----------    ----------
Cash at end of period                 $  1,294   $        0     $  147    $  1,441    $ 1,823  $  1,756   $        -    $    5,020
                                      ========   ==========   ========    ========  =========  ========   ==========    ==========


                                                                       Six months ended June 30, 1999
                                      ----------------------------------------------------------------------------------------------
                                                       Guarantor Entities             Nonguarantor
                                                                                        Entities
                                      --------------------------------------------  -------------------
                                         JCI     Jafra S.A.                                                               Total
                                        (U.S.)    (Mexico)     Parent       Total    Europe      Other  Eliminations   Consolidated
                                      --------   ----------   --------    --------  --------   -------- ------------   ------------

Net cash provided by (used in)
    Operating activities              $ (2,826)  $    3,489   $      -    $    663    $(2,080) $    614   $        -    $      (803)
    Investing activities                (2,468)      (1,323)         -      (3,791)      (176)     (576)           -         (4,543)
    Financing activities                 5,950       (5,000)         -         950          -         -            -            950
Effect of exchange rate changes
    on cash                                  -       (1,046)         -      (1,046)       194      (579)
                                                                                                                   -         (1,431)
Cash at beginning of period                353       12,045         10      12,408      3,924     2,026            -         18,358
                                      --------   ----------   --------    --------  ---------  -------- ------------    -----------
Cash at end of period                  $ 1,009   $    8,165   $     10    $  9,184  $   1,862  $  1,485   $        -    $    12,531
                                      ========   ==========   ========    ========  =========  ======== ============    ===========


(8)  Restructuring and Impairment Charges and Related Accruals

     In the second quarter of 2000, the Company recorded to approximately $1.1 million of restructuring and impairment charges related to repositioning activities in Europe. These charges included approximately $0.7 million of severance costs and $0.4 million of costs primarily relating to closure and/or consolidation of certain facilities and related fixed asset impairments. The Company anticipates that substantially all of these costs will be paid by the first quarter of 2001. In 1999, the Company recorded approximately $3.7 million of restructuring charges, of which $2.7 million and $3.1 million were charged to income from operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 1999, respectively. During the three and six months ended June 30, 2000, payments of approximately $0.7 and $0.9 million have been charged against this accrual, respectively. As of June 30, 2000, the total liability relating to 1999 and 2000 restructuring activities was $0.5 million.


(9)  Foreign Currency Forward Contracts

     The Company has entered into foreign exchange forward contracts in Mexican pesos to reduce the effect of adverse exchange rate fluctuations in Mexico. The outstanding foreign currency forward contracts at June 30, 2000 had a notional value of $95,488,000 and mature at various dates through May 2001. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The table below describes the forward contracts that were outstanding at June 30, 2000 (dollar amounts in thousands):

                 CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                           Forward                            Weighted
                                         Position in        Maturity          Average         Fair
        Foreign Currency                US Dollars (1)        Date         Contract Rate    Value (1)
---------------------------------      ----------------  --------------   --------------  -----------
Buy US Dollar/sell Mexican Peso                6,315         7/31/00           10.13           6,186
Buy US Dollar/sell Mexican Peso                8,354         8/31/00           10.17           8,241
Buy US Dollar/sell Mexican Peso               12,384         9/29/00           10.26          12,233
Buy US Dollar/sell Mexican Peso                7,275        10/31/00           10.45           7,141
Buy US Dollar/sell Mexican Peso               10,534        11/30/00           10.54          10,348
Buy US Dollar/sell Mexican Peso               19,874        12/29/00           10.67          19,447
Buy US Dollar/sell Mexican Peso                6,980         1/26/01           10.12           7,210
Buy US Dollar/sell Mexican Peso                7,500         2/26/01           10.20           7,754
Buy US Dollar/sell Mexican Peso                7,529         3/30/01           10.36           7,702
Buy US Dollar/sell Mexican Peso                5,915         4/30/01           10.48           6,037
Buy US Dollar/sell Mexican Peso                2,828         5/31/01           10.61           2,881
                                       ----------------                                   -----------
                                            $ 95,488                                        $ 95,180
                                       ================                                   ===========


--------------------
(1) The "Forward Position in US Dollars" and the "Fair Value" presented above represent notional amounts. The net of these two amounts, $308,000, represents the fair value of the forward contracts, as well as the unrealized losses on such contracts, and has been recorded as an accrued liability in the accompanying consolidated balance sheet as of June 30, 2000.

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


General

  The following discussion of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements as of and for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results that may be expected for future periods.


Results of Operations

  The following table represents selected components of the Company's results of operations, expressed in millions of dollars and as percentages of net sales. The table reflects the operations of the Company for the three and six months ended June 30, 2000 and 1999, respectively.

                                                Three Months Ended June 30,                     Six Months Ended June 30,
                                          --------------------------------------        -----------------------------------------
                                                2000                1999                      2000                  1999
                                          ----------------     -----------------        ----------------      -------------------
                                                     (in  millions)                                  (in millions)
Net sales                                 $   76.9   100.0%     $   71.6   100.0%         $   148.6  100.0%      $  139.6   100.0%

Cost of sales                                 17.9    23.3          20.6    28.8               34.2   23.0           41.4    29.7
                                         ---------  ------     ---------- ------         ----------- -----      ---------  ------
Gross profit                                  59.0    76.7          51.0    71.2              114.4   77.0           98.2    70.3
Selling, general &
  administrative expenses                     48.3    62.8          44.3    61.9               95.5   64.3           84.9    60.8
Restructuring and impairment charges           1.1     1.4           2.7     3.8                1.1    0.7            3.1     2.2
                                        ----------  ------      ---------- -----          ---------- -----       --------  ------
Income from operations                         9.6    12.5           4.0     5.5               17.8   12.0           10.2     7.3
Exchange gain (loss)                          (1.7)   (2.2)          0.7     1.0               (5.3)  (3.6)           3.4     2.4
Interest, net                                 (4.0)   (5.2)         (4.3)   (6.0)              (8.0)  (5.4)          (8.2)   (5.9)
Other income (expense), net                    0.5     0.7            -       -                 1.2    0.8            0.1     0.1
                                        ----------  ------      ---------- -----          ---------- -----       --------  ------
Income before income taxes and
  extraordinary item                           4.4     5.8           0.4     0.5                5.7    3.8            5.5     3.9
Income tax expense                             3.4     4.4           2.6     3.6                5.4    3.6            7.4     5.3
                                        ----------  ------       --------- -----           --------- -----       --------  ------
Net income (loss)
  before extraordinary item                    1.0     1.4          (2.2)   (3.1)               0.3    0.2           (1.9)   (1.4)
Extraordinary loss on early
  extinguishment of debt, net of
  income tax benefit of $0.2                    -       -             -       -                (0.3)  (0.2)            -       -
                                        ----------  ------       --------- ------          --------- -----       --------   -----
Net income (loss)                        $    1.0      1.4%       $ (2.2)   (3.1)%         $   (0.0)   0.0%      $   (1.9)   (1.4)%
                                        ==========  ======       ========= ======          ========= =====       ========   =====

----------------
(1) Certain sales promotional and other expenses which were previously reported as selling, general and administrative expenses have been reclassified to cost of sales to conform to the current period presentation. Total amounts that have been reclassified are $0.8 million and $2.8 million for the three and six months ended June 30, 1999, respectively. In addition, charges of $0.4 million, which were previously included in selling, general and administrative expenses, have been reclassified to restructuring charges in the accompanying unaudited consolidated statements of operations for the six months ended June 30, 1999.


Three months ended June 30, 2000 compared to the three months ended June 30,
1999

  Net sales.   Net sales in the second quarter of 2000 increased to $76.9 million from $71.6 million in the second quarter of 1999, an increase of $5.3 million, or 7.4%. Net sales in local currencies in the second quarter of 2000 increased by 8.7% over the comparable prior year period. The sales increase in local currencies was higher than the increase measured in U.S. dollars, primarily as a result of the weakening of currencies in Europe. The Company's average number of consultants (who perform the duties of sales representatives) worldwide in the second quarter increased to approximately 309,000, or 9.9% over the 1999 average.

  In Mexico, net sales in the second quarter of 2000 increased to $46.7 million from $41.4 million in the second quarter of 1999, an increase of $5.3 million, or 12.8%. The impact of Mexican peso exchange rate fluctuations on net sales in the quarter was not material. The year to year increase was primarily the result of an increased consultant base, greater productivity of consultants and price increases. In Mexico, the average number of consultants for the second quarter of 2000 increased to approximately 190,000, or 3.2% over the 1999 average, while consultant productivity increased 15.2% in the second quarter of 2000. The Company defines consultant productivity as resale sales (sales to consultants for resale to the ultimate consumers) in U.S. dollars per active consultant. In general, consultants are considered to be active if they place one order within four months.

  In the U.S., net sales increased to $18.4 million in the second quarter of 2000 from $17.8 million in the second quarter of 1999, an increase of $0.6 million, or 3.4%. U.S. net sales in the second quarter of 1999 included approximately $0.4 million of low margin sales to a third party manufacturer. Excluding the impact of these sales, net sales in the U.S. in the second quarter of 2000 increased 5.7%, due primarily to an increased consultant base and greater activity (ordering) level, partially offset by lower consultant productivity. In the U.S., the average number of consultants in the second quarter of 2000 increased to 66,000, or 11.1% over the 1999 average. The U.S. consultant base as of June 30, 2000 was at its highest level in the last twelve years. Consultant productivity decreased, primarily due to a change in the commission structure that stimulated ordering activity, but at lower order sizes.

  In Europe, net sales decreased to $6.8 million in the second quarter of 2000 from $8.2 million in the second quarter of 1999, a decrease of $1.4 million, or 17.1%. Contributing to the sales decline was an unfavorable exchange rate impact on sales of $0.8 million. Excluding the exchange rate impact, net sales decreased 7.3%, due primarily to a decrease in the number of consultants. In Europe, the average number of consultants in the second quarter of 2000 decreased to approximately 17,000, or 8.6% below the 1999 average.

  Gross profit.   Gross profit in the second quarter of 2000 increased to $59.0 million from $51.0 million in the comparable prior year period, an increase of $8.0 million, or 15.7%. Gross profit as a percentage of sales (gross margin) increased to 76.7% from 71.2%.

  In Mexico, gross profit in the second quarter of 2000 increased to $36.0 million from $29.1 million in 1999, an increase of $6.9 million, or 23.7%.
Gross margin increased to 77.1% from 70.4%, due to sales price increases, a more favorable product mix, reduced product costs, and manufacturing cost efficiencies related to increased volume. The more favorable product mix consisted of a higher percentage of regular products (non-promotional) as compared to promotional products. The reduced product costs included foreign exchange gains from inventory and components purchased in dollar-denominated transactions when the peso was stronger against the U.S. dollar, as well as cost reductions on skin and body products that were not achieved until the beginning of the third quarter of 1999, after the U.S. manufacturing of these products was outsourced.

  In the U.S., gross profit in the second quarter of 2000 increased to $14.5 million from $13.1 million in 1999, an increase of $1.4 million, or 10.7%. Low margin third party sales in 1999 were $0.4 million. Gross margin, excluding the impact of third party sales in 1999, increased to 78.9% from 75.0%, due to price increases, a more favorable product mix and reduced product costs. The margin on non-resale items improved significantly from prior year due to price increases and the reconfiguration of cases sold to first-time consultants. The reduced product costs in the U.S. included cost reductions on skin and body products that were not achieved until the beginning of the third quarter of 1999, after the U.S. manufacturing of these products was outsourced.

  In Europe, gross profit in the second quarter of 2000 decreased to $5.2 million from $6.0 million in 1999, a decrease of $0.8 million, or 13.3%. Gross margin increased to 76.6% from 73.6%, due to a change in the product mix.

  Selling, general and administrative expenses.   SG&A expenses in the second
quarter of 2000 increased to $48.3 million from $44.3 million in the second quarter of 1999, an increase of $4.0 million, or 9.0%. SG&A as a percentage of net sales increased in the second quarter of 2000 to 62.8% from 61.9% for the same period in 1999.

  In Mexico, SG&A expenses in the second quarter of 2000 increased to $21.7 million from $19.1 million in the comparable prior year period, an increase of $2.6 million, or 13.6%. The increased SG&A in Mexico related primarily to commissions and administrative expenses incurred to support growing sales. In the U.S., SG&A expenses in the second quarter of 2000 increased to $12.0 million from $11.2 million in the comparable prior year period, an increase of $0.8 million, or 7.1%, due primarily to incremental sales promotional expenses.
In Europe, SG&A expenses in the second quarter of 2000 decreased to $5.5 million from $6.3 million in the comparable prior year period, a decrease of $0.8 million, or 12.7%, as a result of expense containment measures, primarily in Germany. Corporate expenses in the second quarter of 2000 increased to $4.7 million from $4.5 million, an increase of $0.2 million, or 4.4%, primarily as a result of costs incurred in connection with the development of the Company's e-commerce business.

  Restructuring and impairment charges. In the second quarter of 2000, the Company recorded approximately $1.1 million of restructuring and impairment charges related to repositioning activities in Europe. These charges included approximately $0.7 million of severance costs and $0.4 million of costs primarily relating to closure and/or consolidation of certain facilities and related fixed asset impairments. In June 1999, the Company incurred approximately $2.7 million of costs related to the outsourcing of the Company's U.S. product manufacturing functions. Substantially all of the charges related to severance costs.

  Interest expense. Net interest expense (including amortization of deferred financing fees) in the second quarter of 2000 decreased to $4.0 million from $4.3 million in 1999, a decrease of $0.3 million, or 7.0%. During the latter part of 1999 and the first quarter of 2000, the Company repurchased and retired $24.8 million of its Notes and replaced them with debt under the Revolving Credit Facility which currently has a lower effective interest rate. These debt-restructuring activities resulted in interest savings of approximately $0.4 million for the quarter, which was offset by a $0.1 million decrease in interest income due to lower average cash balances and lower interest rates in Mexico.

  Other income (expense). Other income (expense) in the second quarter of 2000 was $0.5 million, which consisted primarily of income related to a recovery of the effect of inflation upon an account receivable due from the Mexican government. Other income (expense) in the second quarter of 1999 was nominal.

  Exchange gain (loss).   The Company's foreign exchange loss was $1.7 million
in the second quarter of 2000, compared to a foreign exchange gain of $0.7
million in the comparable prior year period, a net change of $2.4 million.   The
net foreign exchange loss in the second quarter of 2000 has three elements: gains or losses on forward contracts, unrealized losses on the remeasurement of U.S. dollar-denominated debt as the peso weakened against the dollar, and realized gains or losses on transactions denominated in foreign currencies. During the latter part of 1999, the Company initiated a hedging program to protect against potential devaluation of the Mexican peso, and established forward contracts selling Mexican pesos and buying U.S. dollars based upon forward exchange rates. These contracts are marked-to-market each month and the fair value of the contracts is included in current assets and liabilities, with the offsetting gain and loss included in exchange gain (loss) in the accompanying consolidated statements of operations. For the three months ended June 30, 2000, the net gain on forward contracts was $3.4 million. The remeasurement of U.S. dollar-denominated debt resulted in an unrealized exchange loss of $4.7 million, and net realized losses on other foreign currency transactions were $0.4 million. During the second quarter of 1999, there were no forward contracts in place and the $0.7 million gain was primarily the result of remeasuring U.S. dollar-denominated debt.

    Income tax expense.   Income tax expense increased to $3.4 million in the
second quarter of 2000 from $2.6 million in the comparable 1999 period, an increase of $0.8 million. The actual income tax rate differs from the "expected" income tax rate (computed by applying the U.S. federal corporate rate of 35% to income before income taxes) for the three months ended June 30, 2000 and 1999 due to certain valuation allowances in Europe, South

America and the U.S. in 1999 and 2000, and an effective tax rate in the Mexico entity, Jafra S.A., that exceeds the U.S. federal tax rate due to certain inflation-related income tax adjustments. The increased income tax expense is primarily the result of withholding taxes paid by the Company's Mexican subsidiary.

  Net income (loss). Net income increased $3.2 million to a net income of $1.0 million in the second quarter of 2000, compared to a net loss of $2.2 million in 1999. The change was primarily due to a $8.0 million increase in gross profit, a $1.6 million decrease in restructuring and impairment charges, a $0.3 million decrease in interest expense and a $0.5 million increase in other income, partially offset by a $4.0 million increase in SG&A expenses, a $2.4 million negative fluctuation in foreign exchange gain (loss), and a $0.8 million increase in income tax expense.


Six months ended June 30, 2000 compared to the six months ended June 30, 1999

  Net sales.   Net sales for the six months ended June 30, 2000 increased to
$148.6 million from $139.6 million in the comparable prior year period, an increase of $9.0 million, or 6.4%. Net sales in local currencies in the six months ended June 30, 2000 increased by 6.6% over the comparable prior year period. The sales increase in local currencies was higher than the increase measured in U.S. dollars due to the weakening of currencies in Europe and South American markets, substantially offset by the strengthening of the Mexican peso when measured against the U.S. dollar in 2000 relative to 1999. The Company's average number of consultants worldwide for the six months ended June 30, 2000 increased to approximately 303,000, or 12.9% over the 1999 average. The Company's consultant productivity increased 2.5% in the six months ended June 30, 2000, but the percentage of ordering consultants decreased by 2.4%.

  In Mexico, net sales for the six months ended June 30, 2000 increased to $91.1 million from $80.7 million in the comparable prior year period, an increase of $10.4 million, or 12.9%. Sales in Mexico in local currency increased by 10.3% over the comparable 1999 period. The year-to-year increase was primarily the result of an increased consultant base, greater productivity of consultants and price increases, partially offset by a lower activity (ordering) level. In Mexico, the average number of consultants for the six months ended June 30, 2000 increased to approximately 192,000, or 10.4% over the 1999 average.

  In the U.S., net sales were $35.1 million for both the six months ended June 30, 2000 and 1999. U.S. net sales in the six months ended June 30, 1999 included approximately $1.2 million of certain low margin sales to a third party manufacturer. Excluding the impact of these sales, net sales in the U.S. for the six months ended June 30, 2000 increased $1.2 million or 3.4%, due primarily to an increased consultant base and greater activity level, partially offset by lower consultant productivity. In the U.S., the average number of consultants for the six months ended June 30, 2000 increased to 61,000, or 6.6% over the 1999 average, but consultant productivity decreased primarily due to a change in the commission structure that stimulated ordering activity, but at lower order sizes.

  In Europe, net sales decreased to $13.3 million for the six months ended June 30, 2000 from $16.4 million in the comparable 1999 period, a decrease of $3.1 million, or 18.9%. Contributing to the sales decline was an unfavorable exchange rate impact on sales of $1.8 million. Excluding the exchange rate impact, net sales decreased 7.9%, due primarily to decreases in the number of consultants. In Europe, the average number of consultants for the six months ended June 30, 2000 decreased to approximately 17,000, or 8.5% below the 1999 average.

  Gross profit.   Gross profit for the six months ended June 30, 2000 increased to $114.4 million from $98.2 million in the comparable prior year period, an increase of $16.2 million, or 16.5%. Gross profit as a percentage of sales (gross margin) increased to 77.0% from 70.3%.

  In Mexico, gross profit for the six months ended June 30, 2000 increased to $70.5 million from $56.0 million in 1999, an increase of $14.5 million, or 25.9%. Gross margin increased to 77.4% from 69.4%, due to sales price increases, a more favorable product mix, reduced product costs, and manufacturing cost efficiencies related to increased volume. The more favorable product mix consisted of a higher percentage of regular products (non-promotional) as compared to promotional products, and among the promotional products, there was a lower level of discounting compared to the prior year.
The reduced product costs included foreign exchange gains from inventory and components purchased in dollar-denominated transactions when the peso was stronger against the

U.S. dollar, as well as cost reductions on skin and body products that were not achieved until the beginning of the third quarter of 1999, after the U.S. manufacturing of these products was outsourced.

  In the U.S., gross profit for the six months ended June 30, 2000 increased to $27.7 million from $24.9 million in 1999, an increase of $2.8 million, or 11.2%. Low margin third party sales in 1999 were $1.2 million. Gross margin, excluding the impact of third party sales in 1999, increased to 78.9% from 73.4%, due to price increases and reduced product costs. The margin on non-resale items improved significantly from prior year due to price increases and the reconfiguration of cases sold to first-time consultants. The reduced product costs in the U.S. included cost reductions on skin and body products that were not achieved until the beginning of the third quarter of 1999, after the U.S. manufacturing of these products was outsourced.

  In Europe, gross profit for the six months ended June 30, 2000 decreased to $10.2 million from $12.3 million in 1999, a decrease of $2.1 million, or 17.1%. Gross margin increased to 76.4% from 74.9%, due primarily to a change in the product mix.

  Selling, general and administrative expenses.   SG&A expenses for the six
months ended June 30, 2000 increased to $95.5 million from $84.9 million in the comparable prior year period, an increase of $10.6 million, or 12.5%. SG&A as a percentage of net sales for the six months ended June 30, 2000 increased to 64.3% from 60.8% for the same period in 1999, due primarily to increased commissions, sales promotional expenses and administrative expenses incurred to support growing sales.

  In Mexico, SG&A expenses in the six months ended June 30, 2000 increased to $41.7 million from $35.7 million in the comparable prior year period, an increase of $6.0 million, or 16.8%. The increased SG&A in Mexico related primarily to commissions and administrative expenses incurred to support growing sales. In the U.S., SG&A expenses in the six months ended June 30, 2000 increased to $25.2 million from $20.9 million in the comparable prior year period, an increase of $4.3 million, or 20.6%. The U.S. incurred additional sales promotional expenses in 2000 primarily as a result of the Company's commitment to expand business in the market, and holding an additional major promotional event in the first quarter to launch a new skin care line. In addition, the U.S. made a change in the lineage program which resulted in higher commissions. In Europe, SG&A expenses in the six months ended June 30, 2000 decreased to $11.0 million from $13.4 million in the comparable prior year period, a decrease of $2.4 million, or 17.9%, due primarily to expense containment measures, primarily in Germany. Corporate expenses in the six months ended June 30, 2000 increased to $9.3 million from $8.6 million, an increase of $0.7 million, or 8.1%, primarily as a result of expenses incurred in connection with the development of the Company's e-commerce business.

  Restructuring and impairment charges. In the second quarter of 2000, the Company recorded approximately $1.1 million of restructuring charges relating to repositioning activities in Europe. These charges included approximately
$0.7 million of severance costs and $0.4 million of costs primarily relating to closure and/or consolidation of certain facilities and related fixed asset impairments. In 1999, the restructuring charges of $3.1 million included approximately $2.7 million of charges related to the outsourcing of the Company's U.S. product manufacturing functions, and approximately $0.4 million of other charges related to certain restructuring activities in the U.S., Europe and Mexico. Substantially all of those charges related to severance costs.

  Interest expense. Net interest expense (including amortization of deferred financing fees) for the six months ended June 30, 2000 decreased to $8.0 million from $8.2 million in 1999, a decrease of $0.2 million, or 2.4%. During the latter part of 1999 and the first quarter of 2000, the Company repurchased and retired $24.8 million of its Notes and replaced them with debt under the Revolving Credit Facility which currently has a lower effective interest rate. These debt-restructuring activities resulted in interest savings of approximately $0.5 million for the six months ended June 30, 2000, which were offset by a $0.3 million decrease in interest income due to lower average cash balances and lower interest rates in Mexico.

  Other income (expense). Other income for the six months ended June 30, 2000 was $1.2 million, which consisted primarily of income related to a recovery of the effect of inflation upon an account receivable due from the Mexican government. Other income (expense) in the six months ended June 30, 1999 was nominal.

  Exchange gain (loss).   The Company's foreign exchange loss was $5.3 million
for the six months ended June 30, 2000, compared to a foreign exchange gain of
$3.4 million in the prior year, a net change of $8.7 million.   The net foreign
exchange loss for 2000 has three elements: gains or losses on forward contracts, unrealized losses on the remeasurement of U.S. dollar-denominated debt as the peso weakened against the dollar, and realized gains or losses on transactions denominated in foreign currencies. During the latter part of 1999, the Company initiated a hedging program to protect against potential devaluation of the Mexican peso, and established forward contracts selling Mexican pesos and buying U.S. dollars based upon forward exchange rates. These contracts are marked-to-market each month and the fair value of the contracts is included in current assets and liabilities, with the offsetting gain and loss included in exchange gain (loss) in the accompanying consolidated statements of operations. For the six months ended June 30, 2000, the net loss on forward contracts was $2.1 million. The remeasurement of U.S. dollar-denominated debt resulted in an unrealized exchange loss of $2.5 million, and net realized losses on other foreign currency transactions were $0.7 million. During the first six months of 1999, there were no forward contracts in place and the $3.4 million gain was primarily the result of remeasurement of U.S. dollar-denominated debt.

    Income tax expense.   Income tax expense decreased to $5.4 million for the
six months ended June 30, 2000 from $7.4 million in the comparable 1999 period, a decrease of $2.0 million. The decrease is due to lower taxable income
generated by the Company's Mexican subsidiary in 2000 as compared to 1999.   The
actual income tax rate differs from the "expected" income tax rate (computed by applying the U.S. federal corporate rate of 35% to income before income taxes) for the six months ended June 30, 2000 and 1999 due to certain valuation allowances in Europe, South America and the U.S. in 1999 and 2000, and an effective tax rate in the Mexico entity, Jafra S.A. that exceeds the U.S. federal tax rate, due to certain inflation-related income tax adjustments.

  Net income (loss). Net loss decreased $1.9 million to zero for the six months ended June 30, 2000, compared to a net loss of $1.9 million in 1999. The change was primarily due to a $16.2 million increase in gross profit, a $2.0 million decrease in restructuring and impairment charges, a $0.2 million decrease in net interest expense, a $1.1 million increase in other income and a $2.0 million decrease in income tax expense, partially offset by a $10.6 million increase in SG&A expenses, a $8.7 million negative fluctuation in foreign exchange gain
(loss), and a $0.3 million extraordinary loss, net of tax, on early extinguishment of debt.


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

  The Company's liquidity needs arise primarily from principal and interest payments under the Notes, the Term Loan Facility and the Revolving Credit Facility. The Notes represent several obligations of JCI and Jafra S.A. in the amount of $60 million and $40 million (subsequently reduced in 1999 and 2000 by the repurchases described below), respectively, with each participating on a pro rata basis upon redemption. The Notes mature in 2008 and bear a fixed interest rate of 11.75% payable semi-annually.

  Borrowings under the Senior Credit Agreement are payable in quarterly installments of principal and interest over six years through April 30, 2004. Scheduled term loan principal payments under the Term Loan Facility will be approximately $3.5 million (half of which has been paid as of June 30, 2000), $4.5 million, $5.5 million, $6.5 million, and $2.5 million for each of the years from 2000 through 2004, respectively. Borrowings under the Revolving Credit Facility ($31.4 million as of June 30, 2000) mature on April 30, 2004. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 1.875% or an alternate base rate (the higher of the prime rate or federal funds rate plus 1%, plus an applicable margin not to exceed 0.875%). The interest rate in effect at June 30, 2000 was approximately 8.6% for the LIBOR-based borrowings, and the rate for the prime-based borrowings was approximately 10.4%. Borrowings under the senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra S. A. During the six months ended June 30, 2000, cash paid for interest was approximately $7.3 million.

  Both the indenture (the "Indenture"), dated as of April 30, 1998, under which the Notes were issued, and the Senior Credit Agreement contain certain covenants that limit the Company's ability to incur additional indebtedness, pay cash dividends and make certain other payments. The Indenture and the Senior Credit Agreement also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. The Company has one letter of credit outstanding as of June 30, 2000 under the Revolving Credit Facility, in the amount of approximately $1.6 million.

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

  A Consent and Waiver, dated November 19, 1999, to the Senior Credit Agreement allows the Company to repurchase the Notes in the open market from time to time, with the aggregate purchase price for all such Notes repurchased not to exceed $25.0 million. During the first quarter of year 2000 the Company repurchased and retired Notes with a face value of $10.8 million, and aggregate repurchases as of June 30, 2000 were $24.8 million. The repurchased debt has been replaced with debt under the Revolving Credit Facility, which currently has lower effective interest rates.

  In April 2000, Jafra S.A. received an income tax refund of $4.7 million from the Mexican government.

  In June 2000, Jafra S. A. entered into a short-term bank loan of $3.0 million in connection with the settlement of foreign currency forward contracts. The interest rate on the loan was 22.4% per annum and the loan was repaid in July 2000.

  The Company believes, but no assurance can be given, that its existing cash, cash flow from operations and availability under the Senior Credit Agreement will provide sufficient liquidity to meet the Company's cash requirements and working capital needs over the next twelve months.


Cash Flows

  Net cash provided by operating activities was $5.1 million for the six months ended June 30, 2000, compared to cash used in operating activities of $0.8 million for the comparable 1999 period. The $5.9 million increase in cash flow from operations in 2000 compared to 1999 is primarily attributable to an increase of $5.5 million in net income (loss) before extraordinary item adjusted for depreciation, amortization and other non-cash items included in net income
(loss) before extraordinary item, and a $0.4 million decrease in the change of working capital items. The changes in working capital items consisted of an increase in inventory to achieve higher service levels, a reduction in accounts payable and accrued liabilities, and a decrease in income tax payable/prepaid due primarily to income tax refunds received by Jafra S.A. in 2000 and lower estimated tax payments in Mexico.

  Net cash used in investing activities was $2.8 million for the six months ended June 30, 2000, which was used for capital expenditures, consisting primarily of information system upgrades (including e-commerce systems), facilities costs and production equipment. Capital expenditures in 2000 are expected to be between $9.0 million and $10.0 million, mainly for information system upgrades (including e-commerce systems).

  Net cash used in financing activities was $3.0 million for the six months ended June 30, 2000, consisting primarily of payments of $10.6 million for the repurchase of subordinated debt with a face value of $10.8 million during 2000 and repayments of $1.8 million under term loan facilities, partially offset by net borrowings under the revolving credit facility of $6.4 million and net proceeds from short-term bank debt of $3.0 million.

  The effect of exchange rate changes on cash was $0.8 million for the six months ended June 30, 2000, relating primarily to fluctuations in the exchange rates in Europe.

Foreign Operations

  Sales outside of the United States aggregated approximately 76% and 75% of the Company's total net sales for the six months ended June 30, 2000 and 1999, respectively. In addition, as of June 30, 2000, international subsidiaries comprised approximately 75% of the Company's consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. In 2000, the Company entered into foreign currency forward contracts in Mexican pesos to reduce the effect of potentially adverse exchange rate fluctuations in Mexico.

  The Company's subsidiary in Mexico, Jafra S.A., generated approximately 61.3% of the Company's net sales for the six months ended June 30, 2000, compared to 57.8% for the comparable 1999 period, substantially all of which were denominated in Mexican pesos. Jafra S.A. had $38.3 million of U.S. dollar-denominated third party debt and $28.4 million of U.S. dollar-denominated intercompany debt as of June 30, 2000. Gains and losses from remeasuring such debt to the U.S. dollar from the peso are included as a component of net income. During the six months ended June 30, 2000, Jafra S. A. recognized an unrealized loss of $2.5 million on remeasurement of this U.S. dollar-denominated debt and a net loss of $2.1 million on foreign currency forward contracts.


European Economic and Monetary Union

  On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. The participating countries adopted the euro as their common legal currency on that day. The euro is traded on currency exchanges and is available for non-cash transactions during the transition period between January 1, 1999 and January 1, 2002. During this transition period, the existing currencies are scheduled to remain legal tender in the participating countries as denominations of the euro and public and private parties may pay for goods and services using either the euro or the participating countries' existing currencies.

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


Business Trends and Initiatives

  The markets in which the Company competes are highly competitive. Price, quality, sales consultants and a broad range of product offerings are the dominant competitive factors in the cosmetics direct selling industry. The Company intends to respond to competitive pressures in each major geographic marketplace in which it participates. The timing of these responses, which may occur sooner in certain geographic areas and later in others, may impact future quarterly results.

  The Company has experienced significant sales growth in Mexico from the fourth quarter of 1998 through the fourth quarter of 1999, and has continued its growth in the first two quarters of 2000, but at a slower rate. The Company's Mexican subsidiary generated 61.3% of the Company's consolidated net sales for the six months ended June 30, 2000, compared to 59.1% for the full year in 1999. The year to year sales growth in Mexico for the six months ended June 30, 2000 was 12.9% in U.S. dollars and 10.3% in local currency. Assuming a continued stable economic environment, the Company intends to continue to grow its revenues and consultant base in Mexico, but no assurance can be given that sales in Mexico will continue to increase.

  Excluding the impact of low margin sales to a third party manufacturer, net sales in the U.S. for the six months ended June 30, 2000 increased 3.4% compared
to the prior year.   The U.S. plans to implement a number
of strategies in the remainder of 2000 which, along with the expected initiation of its e-commerce business and an increased focus on sponsoring new consultants through enhanced training programs, are intended to stimulate sales growth in the range of 8-12% over 1999 levels.

  Net sales in Europe have been on a downward trend for the last two years. For the six months ended June 30, 2000, excluding the impact of exchange rates, net sales decreased 7.9% from 1999, primarily due to a decline in the number of consultants. Sales in Europe for the year 2000 are expected to be slightly below 1999 levels. The Company continues to evaluate opportunities to streamline its operations to enhance the profitability achieved by these markets.

  The South American business has grown significantly over the last four quarters. The number of ending consultants at June 30, 2000 increased by 93% from June 30, 1999 and is projected to increase by approximately another 50% by the end of the year. The Company has plans for further geographic expansion in South America and believes it will become an increasingly important business segment in the future.

  As a result of these differential growth rates, the Company expects, but no assurance can be given, that its percentage of net sales in Mexico will increase slightly, and its percentage of net sales in Europe will decrease slightly for the near term.

  The Company has made plans to develop new business in 2000 through expansion into new markets, including Thailand and Peru, and by utilizing the Internet and electronic commerce to increase its revenue base in existing markets.


Information Concerning Forward-Looking Statements

  Certain of the statements contained in this report (other than the Company's consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "--Liquidity and Capital Resources" concerning the Company's belief that it will have sufficient liquidity to meet its cash requirements and working capital needs over the next twelve months; (ii) the statement in "--Cash Flows" that total capital expenditures in 2000 are expected to be between $9.0 million and $10.0 million; (iii) the statements in "--European Economic and Monetary
Union" concerning the Company's expectations that (a) use of the euro by the Company or its consultants will not be significant; and (b) the introduction of the euro will not materially adversely affect its business, financial condition or results of operations; (iv) the statements in "--Business Trends and Initiatives" that (a) the Company intends to respond to competitive pressures in each major geographic marketplace in which it participates; (b) the timing of these responses, which may occur sooner in certain geographic areas and later in others, may impact future quarterly results; (c) assuming a continued stable economic environment, the Company intends that it will grow its revenues and consultant base in Mexico; (d) the Company intends to grow its year 2000 sales in the U.S. market 8-12% due to new strategies and the initiation of e-commerce business; (e) the Company's expectation that sales in Europe for the year 2000 will be slightly below 1999 levels; (f) the Company's projection that the number of ending consultants in South America will increase by approximately another 50% by the end of the year, and that South America will become an increasingly important business segment in the future; and (g) the Company's expectation that the percentage of net sales in Mexico will increase slightly, and that its percentage of net sales in Europe will decrease slightly for the near term; and
(v) other statements as to management's or the Company's expectations or beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Forward-looking statements are based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (including, without limitation, those discussed in "Business- -Strategy," "--International Operations," "--Distribution," "--
Manufacturing," "--Patents and Trademarks," "--Management Information
Systems," "--Environmental Matters," "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations," "--Liquidity and Capital Resources," "- -Foreign Operations," "--Year 2000 Issue," and "European Economic and
Monetary Union"), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to certain market risks arising from transactions in the normal course of its business, and from debt incurred in connection with the Acquisition. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company's credit standing. See disclosures under Item 7a, "Quantitative and Qualitative Disclosures About Market Risks" in the Company's annual report on Form 10-K for the year ended December 31, 1999. No significant changes have occurred during the six months ended June 30, 2000 in relation to the interest rate risk.


Foreign Currency Risk

  The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. All intercompany product sales are denominated in U.S. dollars. In addition, 76% of the Company's revenue for the six months ended June 30, 2000 was generated in countries with a functional currency other than the U.S. dollar. As a result, the Company's earnings and cash flows are exposed to fluctuations in foreign currency exchange rates.

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

  The table below describes the forward contracts that were outstanding at June 30, 2000 (dollar amounts in thousands). These foreign currency forward contracts do not qualify as hedging transactions under the current accounting definitions and, accordingly, have been marked-to-market through income.


                                                          Forward                           Weighted
                                                        Position in         Maturity         Average        Fair
          Foreign Currency                             US Dollars (1)         Date        Contract Rate   Value (1)
-----------------------------------------            -----------------    ------------  ---------------- ------------
Buy US Dollar/sell Mexican Peso                                 6,315       07/31/2000        10.13            6,186
Buy US Dollar/sell Mexican Peso                                 8,354       08/31/2000        10.17            8,241
Buy US Dollar/sell Mexican Peso                                12,384       09/29/2000        10.26           12,233
Buy US Dollar/sell Mexican Peso                                 7,275       10/31/2000        10.45            7,141
Buy US Dollar/sell Mexican Peso                                10,534       11/30/2000        10.54           10,348
Buy US Dollar/sell Mexican Peso                                19,874       12/29/2000        10.67           19,447
Buy US Dollar/sell Mexican Peso                                 6,980       01/26/2001        10.12            7,210
Buy US Dollar/sell Mexican Peso                                 7,500       02/26/2001        10.20            7,754
Buy US Dollar/sell Mexican Peso                                 7,529       03/30/2001        10.36            7,702
Buy US Dollar/sell Mexican Peso                                 5,915       04/30/2001        10.48            6,037
Buy US Dollar/sell Mexican Peso                                 2,828       05/31/2001        10.61            2,881
                                                     ----------------                                     ----------
                                                     $         95,488                                     $   95,180
                                                     ================                                     ==========

-------------------
(1) The "Forward Position in US Dollars" and the "Fair Value" presented above represent notional amounts. The net of these two amounts, $308,000, represents the fair value of the forward contracts, as well as the unrealized losses on such contracts, and has been recorded as an accrued liability in the accompanying consolidated balance sheet as of June 30, 2000.

 (I) PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

  See discussion under "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Item 2.  Changes in Securities and Use of Proceeds

  None.

Item 3.  Defaults Upon Senior Securities

  None.

Item 4.  Submission of Matters to a Vote of Security Holders

  On June 13, 2000, the stockholders of CDRJ Investments (Lux) S.A., at their annual meeting, unanimously re-elected in their entirety the board of directors of CDRJ Investments (Lux) S.A.

Item 5.  Other Information

  None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     --------

The following exhibit is filed herewith or incorporated by reference:

     3.1 Approval, dated as of April 17, 2000, by the Public Registry of Commerce of the United Mexican States of the merger of Consultoria Jafra S.A. de C.V. and Distribuidora Venus, S.A. de C.V. with and into Reday, S.A. de C.V., together with supporting shareholders' resolutions and the unofficial English translation thereof.

     27   Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

     During the quarter ended June 30, 2000, the Company filed no reports on Form 8-K.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CDRJ Investments (Lux) S.A.


                                      /s/   MICHAEL DIGREGORIO
                                -------------------------------------
                                           Michael DiGregorio
                                Senior Vice President and Chief Financial
                                    Officer of the Advisory Committee
                                      (Principal Financial Officer)

August 14, 2000

                               INDEX TO EXHIBITS

Exhibit No.             Description
----------              -----------

3.1 Approval, dated as of April 17, 2000, by the Public Registry of Commerce of the United Mexican States of the merger of Consultoria Jafra S.A. de C.V. and Distribuidora Venus, S.A. de C.V. with and into Reday, S.A. de C.V., together with supporting shareholders' resolutions and the unofficial English translation thereof.

27                      Financial Data Schedule