Form 10-Q
period 2000-09-30
CDRJ INVESTMENTS LUX S A
filed 2000-11-13
CIK 1068906

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

        Common stock, par value $2.00 per share, outstanding at September 30, 2000 834,609 shares

================================================================================

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                   Index to Financial Statements and Exhibits
           Filed with the Quarterly Report of the Company on Form 10-Q
             For the Three and Nine Months Ended September 30, 2000

                         PART I - FINANCIAL INFORMATION

                                                                         Page No.
                                                                         --------
Item 1.    Financial Statements (Unaudited):

           Consolidated Balance Sheets                                      3

           Consolidated Statements of Operations                            4

           Consolidated Statements of Cash Flows                            5

           Notes to Consolidated Financial Statements                       6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      23

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                               25

Item 2.    Changes in Securities and Use of Proceeds                       25

Item 3.    Defaults Upon Senior Securities                                 25

Item 4.    Submission of Matters to a Vote of Security Holders             25

Item 5.    Other Information                                               25

Item 6.    Exhibits and Reports on Form 8-K                                25

           Signature                                                       26

           Exhibits                                                        27

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                  2000            1999
                                                                                ---------       ---------
                                     ASSETS

Current assets:
    Cash and cash equivalents                                                   $   4,708       $   4,906
    Receivables, less allowances for doubtful accounts of
        $3,585 in 2000 and $3,087 in 1999                                          32,860          31,277
    Inventories                                                                    44,201          30,290
    Prepaid income taxes                                                            4,174          13,875
    Prepaid expenses and other current assets (including value-added tax
        receivables of $5,493 in 2000 and $6,053 in 1999)                           9,413           8,608
                                                                                ---------       ---------
            Total current assets                                                   95,356          88,956

Property and equipment, net                                                        50,579          50,607

Other assets:
    Goodwill, net of accumulated amortization of $4,713 in 2000
        and $3,160 in 1999                                                         73,155          75,323
    Trademarks, net of accumulated amortization of $3,369 in 2000
        and $2,303 in 1999                                                         50,747          51,605
    Deferred financing fees and other, net of accumulated
        amortization of $3,677 in 2000 and $2,887 in 1999                          11,941          11,886
                                                                                ---------       ---------
            Total                                                               $ 281,778       $ 278,377
                                                                                =========       =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings                                                       $   5,319       $      --
    Current portion of long-term debt                                               4,250           3,500
    Accounts payable                                                               14,024          15,005
    Accrued liabilities                                                            40,830          33,424
    Income taxes payable                                                            6,076             276
    Deferred income taxes                                                           2,597           2,587
                                                                                ---------       ---------
            Total current liabilities                                              73,096          54,792

Long-term debt                                                                    114,296         130,000
Deferred income taxes                                                              15,793          15,731
Other long-term liabilities                                                         2,530           2,060
                                                                                ---------       ---------
            Total liabilities                                                     205,715         202,583
                                                                                ---------       ---------

Commitments and contingencies                                                          --              --

Stockholders' equity:
    Common stock, par value $2.00; authorized, 1,020,000 shares;
        issued and outstanding, 834,609 shares in 2000 and 830,659 in 1999          1,669           1,661
    Additional paid-in capital                                                     82,194          81,381
    Accumulated deficit                                                            (3,268)         (3,393)
    Accumulated other comprehensive loss                                           (4,532)         (3,855)
                                                                                ---------       ---------
            Total stockholders' equity                                             76,063          75,794
                                                                                ---------       ---------
            Total                                                               $ 281,778       $ 278,377
                                                                                =========       =========

          See accompanying notes to consolidated financial statements.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        -----------------------------   -----------------------------
                                                        SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                           2000             1999           2000             1999
                                                         ---------       ---------       ---------       ---------
Net sales                                                $  76,569       $  67,139       $ 225,148       $ 206,729
Cost of sales                                               17,741          17,980          51,954          59,357
                                                         ---------       ---------       ---------       ---------
    Gross profit                                            58,828          49,159         173,194         147,372
Selling, general and administrative expenses                47,277          42,737         142,749         127,611
Restructuring and impairment charges                         2,009              --           3,117           3,135
                                                         ---------       ---------       ---------       ---------
    Income from operations                                   9,542           6,422          27,328          16,626
Other income (expense):
    Exchange gain (loss)                                    (4,364)            279          (9,713)          3,725
    Interest, net                                           (3,870)         (4,237)        (11,890)        (12,459)
    Other, net                                                 148            (117)          1,379             (28)
                                                         ---------       ---------       ---------       ---------

Income before income taxes and extraordinary item            1,456           2,347           7,104           7,864

Income tax expense                                           1,301           2,945           6,664          10,324
                                                         ---------       ---------       ---------       ---------

Income (loss) before extraordinary item                        155            (598)            440          (2,460)

Extraordinary loss on early extinguishment of debt,
    net of income tax benefit of $195                           --              --            (315)             --
                                                         ---------       ---------       ---------       ---------

Net income (loss)                                        $     155       $    (598)      $     125       $  (2,460)
                                                         =========       =========       =========       =========


          See accompanying notes to consolidated financial statements.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                NINE MONTHS ENDED
                                                                            ----------------------------
                                                                            SEPTEMBER 30,  SEPTEMBER 30,
                                                                                2000            1999
                                                                               --------       --------
Cash flows from operating activities:
    Net income (loss)                                                          $    125       $ (2,460)
         Extraordinary loss on early extinguishment of debt, net of taxes           315             --
                                                                               --------       --------
    Income (loss) before extraordinary item                                         440         (2,460)
    Adjustments to reconcile income (loss) before extraordinary item to net cash provided by (used in) operating activities:
         Depreciation and amortization                                            5,665          5,393
         Amortization of deferred financing fees                                  1,076          1,175
         Asset impairment charge                                                  1,019             --
         Unrealized foreign exchange loss (gain)                                  5,430         (3,725)
         Deferred income taxes                                                       --          1,403
         Changes in operating assets and liabilities:
            Receivables, net                                                     (1,397)        (2,928)
            Inventories                                                         (14,099)         2,325
            Prepaid expenses and other current assets                              (996)         1,472
            Other assets                                                         (1,444)          (693)
            Accounts payable and accrued liabilities                              1,344         (5,166)
            Income taxes payable/prepaid                                         15,745         (3,457)
            Other long-term liabilities                                             470             30
                                                                               --------       --------
              Net cash provided by (used in) operating activities                13,253         (6,631)
                                                                               --------       --------

Cash flows from investing activities:
    Payments of previously accrued Acquisition fees                                  --         (1,830)
    Purchases of property and equipment                                          (4,742)        (3,958)
    Other                                                                          (120)            --
                                                                               --------       --------
              Net cash used in investing activities                              (4,862)        (5,788)
                                                                               --------       --------

Cash flows from financing activities:
    Repurchase of subordinated debt                                             (10,597)            --
    Repayments under term loan facility                                          (2,625)        (1,875)
    Repayments under revolving credit facility                                   (1,500)         1,900
    Net proceeds from short-term bank debt                                        5,319             --
    Issuance of common stock                                                        821             --
                                                                               --------       --------
              Net cash provided by (used in) financing activities                (8,582)            25
                                                                               --------       --------

Effect of exchange rate changes on cash                                              (7)        (1,396)
                                                                               --------       --------
Net decrease in cash and cash equivalents                                          (198)       (13,790)
Cash and cash equivalents at beginning of period                                  4,906         18,358
                                                                               --------       --------
Cash and cash equivalents at end of period                                     $  4,708       $  4,568
                                                                               ========       ========

          See accompanying notes to consolidated financial statements.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

        The unaudited interim consolidated financial statements of CDRJ Investments (Lux) S.A. (the "Parent") and subsidiaries have been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of September 30, 2000 and for all the interim periods presented.

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

        The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2000 and 1999 reflect the operations of the Parent and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain expenses which were previously reported as selling, general and administrative expenses have been reclassified to cost of sales to conform to the current period presentation. Total amounts that have been reclassified are $472,000 and $1,047,000 for the three and nine months ended September 30, 1999, respectively. In addition, charges of $416,000, which were previously included in selling, general and administrative expenses, have been reclassified as restructuring charges in the accompanying consolidated statements of operations for the nine months ended September 30, 1999.

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137 and SFAS No. 138, and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt the statement on January 1, 2001 and is still in the process of evaluating the impact that will result from its implementation. Currently, the Company's forward contracts do not qualify for hedge accounting. The Company expects that upon adoption of SFAS No. 133, certain of its forward contracts will qualify for hedge accounting treatment, whereby unrealized gains and losses are deferred and are recognized as income or loss when the underlying hedged transactions are recognized.

        In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides the Staff's view in applying accounting principles generally accepted in the United States of America to selected revenue recognition issues. SAB 101, as amended, was implemented on October 1, 2000 and did not have a material impact on the Company's consolidated financial statements.


(2) INVENTORIES

     Inventories consist of the following (in thousands):

                                       SEPTEMBER 30,   DECEMBER 31,
                                           2000            1999
                                         -------         -------
Raw materials and supplies               $ 7,495         $ 7,905
Finished goods                            36,706          22,385
                                         -------         -------
Total inventories                        $44,201         $30,290
                                         =======         =======

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(3) PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in thousands):

                                       SEPTEMBER 30,       DECEMBER 31,
                                           2000               1999
                                          -------           -------
Land                                      $17,462           $17,418
Buildings                                  17,213            16,777
Machinery and equipment                    23,631            21,511
                                          -------           -------
                                           58,306            55,706
Less accumulated depreciation               7,727             5,099
                                          -------           -------
Property and equipment, net               $50,579           $50,607
                                          =======           =======

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

        In September 2000, Jafra S. A. entered into a short-term bank loan of
50.2 million Mexican pesos in connection with the settlement of foreign currency forward contracts. The interest rate on the peso-denominated loan was 20.1% per annum (U.S. dollar equivalent of 10.1% based on peso/dollar forward rate pricing at September 30, 2000) and the loan was repaid in October 2000.


(5) INCOME TAXES

        The actual income tax rate differs from the "expected" income tax rate (computed by applying the U.S. federal corporate rate of 35% to income before income taxes) for the three and nine months ended September 30, 2000 due to certain valuation allowances in Europe, South America and the U.S. in 1999 and 2000, and an effective tax rate in the Mexico entity, Jafra S.A., that exceeds the U.S. federal tax rate due to certain inflation-related income tax adjustments.


(6) COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) is summarized as follows:

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                            -----------------------------  -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                                2000           1999            2000            1999
                                               -------        -------         -------         -------
Net income (loss)                              $   155        $  (598)        $   125         $(2,460)
Foreign currency translation adjustment          1,726            339            (677)         (1,521)
                                               -------        -------         -------         -------
Comprehensive income (loss)                    $ 1,881        $  (259)        $  (552)        $(3,981)
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

        JCI, Jafra S.A. and the Parent have each guaranteed the obligations under the Notes which were issued in conjunction with the Acquisition on April 30, 1998. The following consolidating financial statement data segregate between those entities that guarantee the Notes ("Guarantor entities") and those entities that do not guarantee the Notes ("Nonguarantor entities"); in addition, European business segment information is separately disclosed. The Nonguarantor entities are the Parent's indirect European subsidiaries in Germany, the Netherlands, Switzerland, Italy, Austria and Poland, its indirect South American subsidiaries in Colombia, Argentina, Chile, Venezuela and Brazil, and its indirect subsidiaries in the Dominican Republic and Thailand, which started operations in the second quarter and third quarter of 2000, respectively. The Company's subsidiary in Chile did not begin operations until the third quarter of 1999.

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

        Consolidating condensed statements of operations data for the three months ended September 30, 2000 and 1999 is summarized as follows (in thousands):


                                                                    THREE MONTHS ENDED SEPTEMBER 30, 2000
                                        ----------------------------------------------------------------------------------------
                                                 GUARANTOR ENTITIES            NONGUARANTOR ENTITIES
                                        ----------------------------------     ---------------------
                                          JCI       JAFRA S.A.                                                         TOTAL
                                         (U.S.)      (MEXICO)      TOTAL        EUROPE        OTHER   ELIMINATIONS  CONSOLIDATED
                                        --------     --------     --------     --------     --------  ------------  ------------
Net sales                               $ 16,197     $ 48,916     $ 65,113     $  5,950     $  5,506     $     --     $ 76,569
Cost of sales                              3,092       11,314       14,406        1,625        1,618           92       17,741
                                        --------     --------     --------     --------     --------     --------     --------
Gross profit                              13,105       37,602       50,707        4,325        3,888          (92)      58,828
Selling, general and
  administrative expenses:
      Business segment                     9,807       22,925       32,732        4,999        5,414           --       43,145
      Allocated corporate expenses           850        2,651        3,501          316          315           --        4,132
Restructuring and impairment charges         679           --          679        1,330           --           --        2,009
                                        --------     --------     --------     --------     --------     --------     --------
Income (loss) from operations              1,769       12,026       13,795       (2,320)      (1,841)         (92)       9,542
Other expense (income):
      Interest, net                        1,573        1,829        3,402          407           61           --        3,870
      Royalty                             (3,671)       3,652          (19)          19           --           --           --
      Other, net                              --        3,828        3,828          304           84           --        4,216
                                        --------     --------     --------     --------     --------     --------     --------
Income (loss) before income taxes          3,867        2,717        6,584       (3,050)      (1,986)         (92)       1,456
Income tax expense (benefit)                 473          826        1,299           (5)           7           --        1,301
                                        --------     --------     --------     --------     --------     --------     --------
Net income (loss)                       $  3,394     $  1,891     $  5,285     $ (3,045)    $ (1,993)    $    (92)    $    155
                                        ========     ========     ========     ========     ========     ========     ========


        In the third quarter of 2000, JCI charged Jafra S.A a royalty fee of $3.9 million in connection with Jafra S.A's use of the marketing and distribution systems and other know-how owned by JCI, and Jafra S.A. charged JCI $0.2 million for use of the Jafra trademark. These charges are included in royalty expense (income) and eliminated in consolidation.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED SEPTEMBER 30, 1999
                                       ---------------------------------------------------------------------------------------------
                                                 GUARANTOR ENTITIES              NONGUARANTOR ENTITIES
                                       ------------------------------------      ----------------------
                                         JCI         JAFRA S.A.                                                             TOTAL
                                        (U.S.)       (MEXICO)       TOTAL         EUROPE        OTHER    ELIMINATIONS   CONSOLIDATED
                                       --------      --------      --------      --------      --------  ------------   ------------
Net sales                              $ 16,115      $ 39,920      $ 56,035      $  6,950      $  4,154      $     --     $ 67,139
Cost of sales                             3,940        10,839        14,779         1,741         1,460            --       17,980
                                       --------      --------      --------      --------      --------      --------     --------
Gross profit                             12,175        29,081        41,256         5,209         2,694            --       49,159
Selling, general and
   administrative expenses:
      Business segment                   10,536        18,577        29,113         5,802         3,529            --       38,444
      Allocated corporate expenses        1,031         2,551         3,582           449           262            --        4,293
                                       --------      --------      --------      --------      --------      --------     --------
Income (loss) from operations               608         7,953         8,561        (1,042)       (1,097)           --        6,422
Other expense (income):
      Interest, net                       2,235         1,674         3,909           377           (49)           --        4,237
      Other, net                             (4)         (131)         (135)          (12)          (15)           --         (162)
                                       --------      --------      --------      --------      --------      --------     --------
Income (loss) before income taxes        (1,623)        6,410         4,787        (1,407)       (1,033)           --        2,347
Income tax expense                            8         2,916         2,924            20             1            --        2,945
                                       --------      --------      --------      --------      --------      --------     --------
Net income (loss)                      $ (1,631)     $  3,494      $  1,863      $ (1,427)     $ (1,034)     $     --     $   (598)
                                       ========      ========      ========      ========      ========      ========     ========

        Consolidating condensed statement of operations data for the nine months ended September 30, 2000 and 1999 is summarized as follows (in thousands):

                                                                       NINE MONTHS ENDED SEPTEMBER 30, 2000
                                          -----------------------------------------------------------------------------------------
                                                   GUARANTOR ENTITIES            NONGUARANTOR ENTITIES
                                          -----------------------------------    ----------------------
                                             JCI      JAFRA S.A.                                                          TOTAL
                                            (U.S.)     (MEXICO)       TOTAL       EUROPE        OTHER    ELIMINATIONS  CONSOLIDATED
                                          ---------    ---------    ---------    ---------    ---------  ------------  ------------
Net sales                                 $  51,109    $ 140,054    $ 191,163    $  19,263    $  14,722    $      --    $ 225,148
Cost of sales                                10,444       31,933       42,377        4,772        4,451          354       51,954
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
Gross profit                                 40,665      108,121      148,786       14,491       10,271         (354)     173,194
Selling, general and
    administrative expenses:
      Business segment                       34,716       64,636       99,352       16,047       13,962           --      129,361
      Allocated corporate expenses            3,039        8,328       11,367        1,145          876           --       13,388
Restructuring and impairment charges            679           --          679        2,438           --           --        3,117
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) from operations                 2,231       35,157       37,388       (5,139)      (4,567)        (354)      27,328
Other expense (income):
      Interest, net                           4,572        6,061       10,633        1,106          151           --       11,890
      Royalty                               (10,438)      10,384          (54)          54           --           --           --
      Other, net                                  3        7,850        7,853          428           53           --        8,334
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes
    and extraordinary item                    8,094       10,862       18,956       (6,727)      (4,771)        (354)       7,104
Income tax expense (benefit)                  1,370        5,323        6,693           17          (46)          --        6,664
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before extraordinary item       6,724        5,539       12,263       (6,744)      (4,725)        (354)         440
Extraordinary loss on early
    extinguishment of debt,
      net of income tax benefit of $195        (205)        (110)        (315)          --           --           --         (315)
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss)                         $   6,519    $   5,429    $  11,948    $  (6,744)   $  (4,725)   $    (354)   $     125
                                          =========    =========    =========    =========    =========    =========    =========

        In the nine months ended September 30, 2000, JCI charged Jafra S.A a royalty fee of $11.2 million in connection with Jafra S.A's use of the marketing and distribution systems and other know-how owned by JCI, and Jafra S.A. charged JCI $0.8 million for use of the Jafra trademark. These charges are included in royalty expense (income) and eliminated in consolidation.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED SEPTEMBER 30, 1999
                                       ---------------------------------------------------------------------------------------------
                                                GUARANTOR ENTITIES               NONGUARANTOR ENTITIES
                                       ------------------------------------      -----------------------
                                          JCI       JAFRA S.A.                                                             TOTAL
                                         (U.S.)      (MEXICO)        TOTAL        EUROPE        OTHER     ELIMINATIONS  CONSOLIDATED
                                       ---------     ---------     ---------     ---------     ---------  ------------  ------------
Net sales                              $  51,168     $ 120,575     $ 171,743     $  23,370     $  11,616     $      --   $  206,729
Cost of sales                             14,111        35,489        49,600         5,864         3,893            --       59,357
                                       ---------     ---------     ---------     ---------     ---------     ---------    ---------
Gross profit                              37,057        85,086       122,143        17,506         7,723            --      147,372
Selling, general and
    administrative expenses:
      Business segment                    31,392        54,309        85,701        19,192         9,851            --      114,744
      Allocated corporate expenses         3,184         7,505        10,689         1,455           723            --       12,867
Restructuring and impairment charges       2,773           172         2,945           190            --            --        3,135
                                       ---------     ---------     ---------     ---------     ---------     ---------    ---------
Income (loss) from operations               (292)       23,100        22,808        (3,331)       (2,851)           --       16,626
Other expense (income):
      Interest, net                        6,746         4,820        11,566         1,094          (201)           --       12,459
      Other, net                             (22)       (3,984)       (4,006)          310            (1)           --       (3,697)
                                       ---------     ---------     ---------     ---------     ---------     ---------    ---------
Income (loss) before income taxes         (7,016)       22,264        15,248        (4,735)       (2,649)           --        7,864
Income tax expense                            54        10,196        10,250            48            26            --       10,324
                                       ---------     ---------     ---------     ---------     ---------     ---------    ---------
Net income (loss)                      $  (7,070)    $  12,068     $   4,998     $  (4,783)    $  (2,675)    $      --    $  (2,460)
                                       =========     =========     =========     =========     =========     =========    =========

        Consolidating condensed balance sheet data as of September 30, 2000 is summarized as follows (in thousands):

                                                                AS OF SEPTEMBER 30, 2000
                                  --------------------------------------------------------------------------------------------------
                                                GUARANTOR ENTITIES                NONGUARANTOR ENTITIES
                                  ---------------------------------------------   ----------------------
                                    JCI        JAFRA S.A.                                                                   TOTAL
                                   (U.S.)      (MEXICO)    PARENT       TOTAL      EUROPE        OTHER    ELIMINATIONS  CONSOLIDATED
                                  ---------   ---------   ---------   ---------   ---------    ---------  ------------  ------------
ASSETS
Current assets:
   Receivables                    $   2,739   $  25,410   $      --   $  28,149   $   2,223    $   2,488    $      --    $  32,860
   Inventories                        5,787      31,241          --      37,028       2,873        5,067         (767)      44,201
   Other current assets              22,401      13,713          29      36,143       2,687        2,996      (23,531)      18,295
                                  ---------   ---------   ---------   ---------   ---------    ---------    ---------    ---------
      Total current assets           30,927      70,364          29     101,320       7,783       10,551      (24,298)      95,356
   Property and equipment, net       18,094      29,989          --      48,083       1,095        1,401           --       50,579
   Other assets:
      Goodwill, net                  33,295      32,445         183      65,923       6,112        1,120           --       73,155
      Trademarks, net                    --      50,476         188      50,664         220          239         (376)      50,747
      Other (1)                      33,486       4,332      76,816     114,634       4,357          799     (107,849)      11,941
                                  ---------   ---------   ---------   ---------   ---------    ---------    ---------    ---------
         Total                    $ 115,802   $ 187,606   $  77,216   $ 380,624   $  19,567    $  14,110    $(132,523)   $ 281,778
                                  =========   =========   =========   =========   =========    =========    =========    =========

LIABILITIES AND
  STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and
     accrued expenses             $  13,198   $  33,138   $      10   $  46,346   $   6,393    $   2,380    $    (265)   $  54,854
   Other current liabilities          4,773      26,929           2      31,704       4,030        5,774      (23,266)      18,242
                                  ---------   ---------   ---------   ---------   ---------    ---------    ---------    ---------
      Total current liabilities      17,971      60,067          12      78,050      10,423        8,154      (23,531)      73,096
Total long term debt                 78,233      36,063          --     114,296          --           --           --      114,296
Other liabilities                     1,437      32,408          --      33,845      19,755        6,369      (41,646)      18,323
                                  ---------   ---------   ---------   ---------   ---------    ---------    ---------    ---------
Total liabilities                    97,641     128,538          12     226,191      30,178       14,523      (65,177)     205,715
Stockholders' equity                 18,161      59,068      77,204     154,433     (10,611)        (413)     (67,346)      76,063
                                  ---------   ---------   ---------   ---------   ---------    ---------    ---------    ---------
         Total                    $ 115,802   $ 187,606   $  77,216   $ 380,624   $  19,567    $  14,110    $(132,523)   $ 281,778
                                  =========   =========   =========   =========   =========    =========    =========    =========

--------------
(1) Other assets include long-term intercompany notes receivable, JCI's and Parent's investment in subsidiaries, and other miscellaneous assets.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        Consolidating condensed statement of cash flows data for the nine months ended September 30, 2000 and 1999 is summarized as follows (in thousands):

                                                                NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  --------------------------------------------------------------------------------------------------
                                              GUARANTOR ENTITIES                          NONGUARANTOR
                                  ----------------------------------------------            ENTITIES
                                    JCI        JAFRA S.A.                            ---------------------                 TOTAL
                                   (U.S.)      (MEXICO)      PARENT       TOTAL        EUROPE       OTHER  ELIMINATIONS CONSOLIDATED
                                  --------     --------    --------     --------     --------     -------- ------------ ------------
Net cash provided by (used in)
  Operating activities            $ (5,691)    $ 25,934    $   (288)    $ 19,955     $ (3,502)    $ (3,200)    $   --    $ 13,253
  Investing activities              (2,903)        (819)         --       (3,722)         (56)      (1,084)        --      (4,862)
  Financing activities               9,532      (24,936)        (76)     (15,480)       1,907        4,991         --      (8,582)
Effect of exchange rate
    changes on cash                     --           60          --           60          132         (199)        --          (7)
Cash at beginning of period             24            3         378          405        3,012        1,489         --       4,906
                                  --------     --------    --------     --------     --------     --------     ------    --------
Cash at end of period             $    962     $    242    $     14     $  1,218     $  1,493     $  1,997     $   --    $  4,708
                                  ========     ========    ========     ========     ========     ========     ======    ========

                                                                  NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  --------------------------------------------------------------------------------------------------
                                                  GUARANTOR ENTITIES                     NONGUARANTOR
                                  ----------------------------------------------           ENTITIES
                                    JCI        JAFRA S.A.                            ---------------------                 TOTAL
                                   (U.S.)      (MEXICO)      PARENT      TOTAL        EUROPE       OTHER   ELIMINATIONS CONSOLIDATED
                                  --------     --------     --------    --------     --------     -------- ------------ ------------
Net cash provided by (used in)
  Operating activities            $  2,230     $ (1,502)    $     --    $    728     $ (4,994)    $ (2,365)    $    --    $ (6,631)
  Investing activities              (3,134)      (1,813)          --      (4,947)        (193)        (648)         --      (5,788)
  Financing activities               1,870       (7,883)          --      (6,013)       2,810        3,228          --          25
Effect of exchange rate
  changes on cash                       --         (840)          --        (840)         208         (764)         --      (1,396)
Cash at beginning of period            353       12,045           10      12,408        3,924        2,026          --      18,358
                                  --------     --------     --------    --------     --------     --------     -------    --------
Cash at end of period             $  1,319     $      7     $     10    $  1,336     $  1,755     $  1,477     $    --    $  4,568
                                  ========     ========     ========    ========     ========     ========     =======    ========


(8) RESTRUCTURING AND IMPAIRMENT CHARGES AND RELATED ACCRUALS

        In the second quarter of 2000, the Company recorded approximately $1.1 million of restructuring and impairment charges related to repositioning activities in Europe. The Company recorded an additional $1.3 million of such charges in the third quarter of 2000. These charges included approximately $1.7 million of severance costs and $0.7 million of costs primarily relating to closure and/or consolidation of certain facilities and related fixed asset impairments. The Company anticipates that substantially all of these costs will be paid by the first quarter of 2001. In 1999, the Company recorded approximately $3.7 million of restructuring charges, of which $3.1 million were charged to income from operations in the accompanying consolidated statements of operations for the nine months ended September 30, 1999. In addition, in the third quarter of 2000, the Company recognized an asset impairment charge of approximately $0.7 million relating to the write-down of certain capitalized computer software costs in the United States.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


        The components of the additions to the aforementioned accruals include severance, lease costs and fixed asset disposals, and are summarized as follows (in thousands):

                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                       ---------------------------   ---------------------------
                                       SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                           2000           1999          2000             1999
                                          ------         ------        ------           ------
Additions - charges to income:
            Severance                     $1,045        $  -           $1,735           $2,909
            Lease costs                      235           -              363               57
            Fixed asset disposals             50           -              340              169
                                          ------         ------        ------           ------
                Total additions           $1,330           -           $2,438           $3,135
                                          ======         ======        ======           ======


        During the three months and nine months ended September 30, 2000, amounts of approximately $0.8 million and $1.7 million have been charged against this accrual, respectively. As of September 30, 2000, the total liability relating to 1999 and 2000 restructuring activities was $1.9 million.

        A rollforward of the activity of the restructuring accruals for the nine months ended September 30, 2000 is summarized as follows (in thousands):

Opening balance as of January 1, 2000                                         $ 1,105
Additions                                                                       2,438
Charges against reserves                                                       (1,687)
                                                                              -------
Ending balance                                                                $ 1,856
                                                                              =======


        The remaining costs included in the restructuring accrual are summarized as follows (in thousands):

                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                2000            1999
                                                               ------          ------
Severance                                                      $1,493          $1,105
Lease costs                                                       363              --
                                                               ------          ------
                                                               $1,856          $1,105
                                                               ======          ======


        The principal component of the restructuring accruals is severance. A summary of the severance activity for the nine months ended September 30, 2000 is as follows (dollar amounts in thousands):

                                                               # OF
                                                             EMPLOYEES         AMOUNT
                                                             ---------       ---------
Opening balance as of January 1,                                 43           $ 1,105
Additional planned terminations                                  35             1,735
Actual terminations                                             (45)           (1,347)
                                                              -------         -------
Ending balance                                                   33           $ 1,493
                                                              =======         =======

(9) FOREIGN CURRENCY FORWARD CONTRACTS

        The Company has entered into foreign exchange forward contracts in Mexican pesos to reduce the effect of adverse exchange rate fluctuations in Mexico. The total realized net loss on the contracts that expired during the nine months ended September 30, 2000 was $4.0 million, of which $4.2 million was recognized as an exchange loss in the accompanying consolidated statement of operations during the current period, and $0.2 million was recognized as an exchange gain in the prior year. The outstanding foreign currency forward contracts at September 30, 2000 had a notional value of $74,960,000 and mature at various dates through July 2001. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The table below describes the forward contracts that were outstanding at September 30, 2000 (dollar amounts in thousands):

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                        FORWARD                          WEIGHTED
                                      POSITION IN     MATURITY           AVERAGE       FAIR
          FOREIGN CURRENCY           US DOLLARS (1)     DATE          CONTRACT RATE  VALUE (1)
-------------------------------      -------------    ---------       -------------  ---------
Buy US Dollar/sell Mexican Peso        $ 7,275        10/31/2000           10.45     $ 6,579
Buy US Dollar/sell Mexican Peso         10,534        11/30/2000           10.54       9,538
Buy US Dollar/sell Mexican Peso         19,874        12/29/2000           10.67      17,922
Buy US Dollar/sell Mexican Peso          6,980        01/26/2001           10.12       6,718
Buy US Dollar/sell Mexican Peso          7,500        02/26/2001           10.20       7,225
Buy US Dollar/sell Mexican Peso          7,529        03/30/2001           10.36       7,181
Buy US Dollar/sell Mexican Peso          5,915        04/30/2001           10.48       5,623
Buy US Dollar/sell Mexican Peso          2,828        05/31/2001           10.61       2,680
Buy US Dollar/sell Mexican Peso          3,907        06/29/2001           10.24       3,869
Buy US Dollar/sell Mexican Peso          2,618        07/31/2001           10.31       2,593
                                       -------                                       -------
                                       $74,960                                       $69,928
                                       =======                                       =======

----------
(1) The "Forward Position in US Dollars" and the "Fair Value" presented above represent notional amounts. The net of these two amounts, $5,032,000, represents the unrealized losses on such contracts, and has been recorded as an accrued liability in the accompanying consolidated balance sheet as of September 30, 2000.

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


GENERAL

        The following discussion of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements as of and for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for future periods.


RESULTS OF OPERATIONS

        The following table represents selected components of the Company's results of operations, expressed in millions of dollars and as percentages of net sales. The table reflects the operations of the Company for the three and nine months ended September 30, 2000 and 1999, respectively.

                                                  THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------------     ---------------------------------------
                                                    2000                  1999                 2000                  1999
                                              ----------------     ----------------     -----------------     -----------------
                                                           (in millions)                             (in millions)
Net sales                                     $ 76.6     100.0%    $ 67.1     100.0%    $225.1      100.0%    $206.7      100.0%
Cost of sales                                   17.7      23.1       18.0      26.8       52.0       23.1       59.4       28.7
                                              ------    ------     ------    ------     ------     ------     ------     ------
Gross profit                                    58.9      76.9       49.1      73.2      173.1       76.9      147.3       71.3
Selling, general & administrative
   expenses                                     47.3      61.7       42.7      63.6      142.7       63.4      127.6       61.7
Restructuring and impairment charges             2.0       2.6         --       0.0        3.1        1.4        3.1        1.5
                                              ------    ------     ------    ------     ------     ------     ------     ------
Income from operations                           9.6      12.6        6.4       9.6       27.3       12.1       16.6        8.1
Exchange gain (loss)                            (4.4)     (5.7)       0.3       0.4       (9.7)      (4.3)       3.7        1.8
Interest, net                                   (3.9)     (5.1)      (4.2)     (6.3)     (11.9)      (5.3)     (12.5)      (6.0)
Other income (expense), net                      0.2       0.3       (0.2)     (0.3)       1.4        0.6        0.0        0.0
                                              ------    ------     ------    ------     ------     ------     ------     ------
Income before income taxes and
   extraordinary item                            1.5       2.1        2.3       3.4        7.1        3.1        7.8        3.9
Income tax expense                               1.3       1.7        2.9       4.3        6.7        3.0       10.3        5.0
                                              ------    ------     ------    ------     ------     ------     ------     ------
Net income (loss) before extraordinary
   item                                          0.2       0.4       (0.6)     (0.9)       0.4        0.1       (2.5)      (1.1)
Extraordinary loss on early extinguishment
   of debt, net of income tax
   benefit of $0.2                                --        --         --        --       (0.3)      (0.1)        --         --
                                              ------    ------     ------    ------     ------     ------     ------     ------
Net income (loss)                             $  0.2       0.4%    $ (0.6)     (0.9)%   $  0.1        0.0%    $ (2.5)      (1.1)%
                                              ======    ======     ======    ======     ======     ======     ======     ======


----------
(1) Certain expenses which were previously reported as selling, general and administrative expenses have been reclassified to cost of sales to conform to the current period presentation. Total amounts that have been reclassified are $0.5 million and $1.0 million for the three and nine months ended September 30, 1999, respectively. In addition, charges of $0.4 million, which were previously included in selling, general and administrative expenses, have been reclassified to restructuring charges in the accompanying unaudited consolidated statements of operations for the nine months ended September 30, 1999.


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

        Net sales. Net sales in the third quarter of 2000 increased to $76.6 million from $67.1 million in the third quarter of 1999, an increase of $9.5 million, or 14.2%. Net sales in local currencies in the third quarter of 2000 increased by 15.4% over the comparable prior year period. The sales increase in local currencies was higher than the increase measured in U.S. dollars, primarily as a result of the weakening of currencies in Europe. The Company's average number of consultants (who perform the duties of sales representatives) worldwide in the third quarter increased to approximately 314,000, or 13.8% over the 1999 average.

        In Mexico, net sales in the third quarter of 2000 increased to $48.9 million from $39.9 million in the third quarter of 1999, an increase of $9.0 million, or 22.6%. The impact of Mexican peso exchange rate fluctuations on net sales in the quarter was not material. The year-to-year increase was primarily the result of an increased consultant base, greater productivity of consultants and price increases. In Mexico, the average number of consultants for the third quarter of 2000 increased to approximately 195,000, or 7.7% over the 1999 third quarter average, while consultant productivity increased 12.2% in the third quarter of 2000 from the third quarter of 1999. The Company defines consultant productivity as resale sales (sales to consultants for resale to the ultimate consumers) in U.S. dollars per active consultant. In general, consultants are considered to be active if they place one order within four months.

        In the U.S., net sales in the third quarter of 2000 increased to $16.2 million from $16.1 million in the third quarter of 1999, an increase of $0.1 million, or 0.6%. U.S. net sales in the third quarter of 1999 included approximately $0.3 million of sales generated in the Dominican Republic. Due to the establishment of a subsidiary in the Dominican Republic in the second quarter of 2000, these sales are now excluded from U.S. results and now included in "Other" nonguarantor entities. Excluding the impact of these sales, net sales in the U.S. in the third quarter of 2000 increased $0.4 million, or 2.5%, due primarily to an increased consultant base and greater activity (ordering) level, partially offset by lower consultant productivity. In the U.S., the average number of consultants in the third quarter of 2000 increased to 60,000, or 9.7% over the 1999 third quarter average, while the percentage of consultants placing orders increased by 10.0%. Consultant productivity decreased primarily due to a change in the commission structure that stimulated ordering activity, but at lower order sizes.

        In Europe, net sales decreased to $6.0 million in the third quarter of 2000 from $7.0 million in the third quarter of 1999, a decrease of $1.0 million, or 14.3%. Most of the sales decline was due to an unfavorable exchange rate impact on sales of $0.9 million. Excluding the exchange rate impact, net sales in the third quarter of 2000 were slightly below the 1999 level. In Europe, the average number of consultants in the third quarter of 2000 decreased to approximately 16,000, or 5.4% below the 1999 average.

        Gross profit. Gross profit in the third quarter of 2000 increased to $58.9 million from $49.1 million in the comparable prior year period, an increase of $9.8 million, or 20.0%. Gross profit as a percentage of sales (gross margin) increased to 76.9% from 73.2%. The increase in gross margin was due primarily to sales price increases, a more favorable product mix and product cost reductions.

        In Mexico, gross profit in the third quarter of 2000 increased to $37.6 million from $29.1 million in 1999, an increase of $8.5 million, or 29.2%. Gross margin increased to 76.9% from 72.8%, due to sales price increases, a more favorable product mix, reduced product costs, and manufacturing cost efficiencies related to increased volume. The more favorable product mix consisted of a higher percentage of regular products (non-promotional) as compared to promotional products. The reduced product costs included foreign exchange gains from inventory and components purchased in dollar-denominated transactions as the peso strengthened against the U.S. dollar.

        In the U.S., gross profit in the third quarter of 2000 increased to $13.1 million from $12.2 million in 1999, an increase of $0.9 million, or 7.4%. Gross margin increased to 80.9% from 75.6%, due to a more favorable product mix consisting of a higher percentage of regular products as compared to promotional products, and improved gross margins on both regular and promotional products as a result of price increases and product cost reductions.

        In Europe, gross profit in the third quarter of 2000 decreased to $4.3 million from $5.2 million in 1999, a decrease of $0.9 million, or 17.3%. Gross margin decreased to 72.7% from 74.9%, due to increased sales of promotional products which have a lower gross margin compared to the regular products.

        Selling, general and administrative expenses. SG&A expenses in the third quarter of 2000 increased to $47.3 million from $42.7 million in the third quarter of 1999, an increase of $4.6 million, or 10.8%. SG&A as a percentage of net sales decreased in the third quarter of 2000 to 61.7% from 63.6% for the same period in 1999, due primarily to reduced sales promotional expenses in the U.S. and a slight decrease in corporate expenses.

        In Mexico, SG&A expenses in the third quarter of 2000 increased to $22.9 million from $18.6 million in the comparable prior year period, an increase of $4.3 million, or 23.1%, relating primarily to sales promotion, commissions and administrative expenses incurred to support growing sales. SG&A as a percentage of net sales increased to 46.9% from 46.5%, due primarily to incremental sales promotional and administrative expenses including additional bad debt expense incurred and costs incurred in connection with the recovery of certain tax receivables. In the U.S., SG&A expenses in the third quarter of 2000 decreased to $9.8 million from $10.5 million in the comparable prior year period, a decrease of $0.7 million, or 6.7%. SG&A as a percentage of net sales decreased to 60.5% from 65.4%, due primarily to reduced sales promotional expenses as a result of a difference in the timing of promotional events held between the periods. In Europe, SG&A expenses in the third quarter of 2000 decreased to $5.0 million from $5.8 million in the comparable prior year period, a decrease of $0.8 million, or 13.8%, primarily as a result of expense containment measures, primarily in Germany. SG&A as percentage of net sales increased to 84.0% from 83.5%, due to the decline in sales level. Corporate expenses in the third quarter of 2000 decreased to $4.1 million from $4.3 million, a decrease of $0.2 million, or 4.7%, primarily as a result of reduced headquarter administrative expenses.

        Restructuring and impairment charges. In the third quarter of 2000, the Company recorded approximately $1.3 million of restructuring and impairment charges related to repositioning activities in Europe. These charges included approximately $1.0 million of severance costs and $0.3 million of costs primarily relating to closure and/or consolidation of certain facilities and related fixed asset impairments. In addition, the Company recognized an asset impairment charge of approximately $0.7 million relating to the write-down of certain capitalized computer software costs in the United States.

        Interest expense. Net interest expense (including amortization of deferred financing fees) in the third quarter of 2000 decreased to $3.9 million from $4.2 million in 1999, a decrease of $0.3 million, or 7.1%. During the latter part of 1999 and the first quarter of 2000, the Company repurchased and retired $24.8 million (face value) of its Notes and replaced them with debt under the Revolving Credit Facility which currently has a lower effective interest rate. These debt-restructuring activities resulted in interest savings of approximately $0.3 million for the quarter as compared to the third quarter of 1999.

        Exchange gain (loss). The Company's foreign exchange loss was $4.4 million in the third quarter of 2000, compared to a foreign exchange gain of $0.3 million in the comparable prior year period, a net change of $4.7 million. The net foreign exchange loss in the third quarter of 2000 has three elements: losses on forward contracts, unrealized gains on the remeasurement of U.S. dollar-denominated debt as the peso strengthened against the dollar, and realized gains or losses on transactions denominated in foreign currencies. During the latter part of 1999, the Company initiated a hedging program to protect against potential devaluation of the Mexican peso, and established forward contracts selling Mexican pesos and buying U.S. dollars based upon forward exchange rates. These contracts are marked-to-market each month and the fair value of the contracts is included in current assets and liabilities, with the offsetting gain and loss included in exchange gain (loss) in the accompanying consolidated statements of operations. For the three months ended September 30, 2000, the net loss on forward contracts was $7.2 million. The remeasurement of U.S. dollar-denominated debt resulted in an unrealized exchange gain of $2.3 million. Net realized gains on other foreign currency transactions were $0.5 million. During the third quarter of 1999, there were no forward contracts in place and the $0.3 million gain was primarily the result of remeasuring U.S. dollar-denominated debt.

        Income tax expense. Income tax expense decreased to $1.3 million in the third quarter of 2000 from $2.9 million in the comparable 1999 period, a decrease of $1.6 million. The actual income tax rate differs from the "expected" income tax rate (computed by applying the U.S. federal corporate rate of 35% to income before income taxes) for the three months ended September 30, 2000 and 1999 due to certain valuation allowances in

Europe, South America and the U.S. in 1999 and 2000, and an effective tax rate in the Mexican entity, Jafra S.A., that exceeds the U.S. federal tax rate due to certain inflation-related income tax adjustments. The decreased income tax expense is primarily the result of a change in the geographic composition of the Company's income and loss, as certain subsidiaries are in a tax-paying position and certain subsidiaries are in a loss position for which no income tax benefit is provided.

        Net income (loss). Net income increased $0.8 million to $0.2 million in the third quarter of 2000, compared to a net loss of $0.6 million in the comparable 1999 period. The change was primarily due to a $9.8 million increase in gross profit, a $0.3 million decrease in interest expense, a $0.4 million increase in other income, and a $1.6 million decrease in income tax expense, partially offset by a $4.6 million increase in SG&A expenses, a $2.0 million restructuring and impairment charge incurred in the third quarter of 2000, and a $4.7 million negative fluctuation in foreign exchange gain (loss).


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

        Net sales. Net sales for the nine months ended September 30, 2000 increased to $225.1 million from $206.7 million in the comparable prior year period, an increase of $18.4 million, or 8.9%. Net sales in local currencies in the nine months ended September 30, 2000 increased by 9.5% over the comparable prior year period. The sales increase in local currencies was higher than the increase measured in U.S. dollars due to the weakening of currencies in Europe and South American markets, substantially offset by the strengthening of the Mexican peso when measured against the U.S. dollar in 2000 relative to 1999. The Company's average number of consultants worldwide for the nine months ended September 30, 2000 increased to approximately 306,000, or 13.1% over the average for the comparable prior year period.

        In Mexico, net sales for the nine months ended September 30, 2000 increased to $140.1 million from $120.6 million in the comparable prior year period, an increase of $19.5 million, or 16.2%. Sales in Mexico in local currency increased by 14.2% over the comparable 1999 period. The year-to-year increase was primarily the result of an increased consultant base, greater productivity of consultants and price increases, partially offset by a slightly lower activity (ordering) level. In Mexico, the average number of consultants for the nine months ended September 30, 2000 increased to approximately 193,000, or 9.5% over the 1999 nine month average, while consultant productivity increased 15.5% in the nine months ended September 30, 2000 over the comparable 1999 period.

        In the U.S., net sales for the nine months ended September 30, 2000 decreased to $51.1 million from $51.2 million in the comparable 1999 period, a decrease of $0.1 million, or 0.1%. U.S. net sales for the nine months ended September 30, 1999 included approximately $1.2 million of certain low margin sales to a third party manufacturer and $0.5 million of sales generated in the Dominican Republic. Due to the establishment of a subsidiary in the Dominican Republic in the second quarter of 2000, these sales are now excluded from U.S. results. Excluding the impact of these two sources of sales, net sales in the U.S. for the nine months ended September 30, 2000 increased $1.6 million, or 3.2%, due primarily to an increased consultant base and greater activity level, partially offset by lower consultant productivity. In the U.S., the average number of consultants for the nine months ended September 30, 2000 increased to 61,000, or 6.7% over the 1999 average, while the percentage of ordering consultants increased by 8%, but consultant productivity decreased by 19.2%, primarily due to a change in the commission structure that stimulated ordering activity, but at lower order sizes.

        In Europe, net sales decreased to $19.3 million for the nine months ended September 30, 2000 from $23.4 million in the comparable 1999 period, a decrease of $4.1 million, or 17.5%. Contributing to the sales decline was an unfavorable exchange rate impact on sales of $2.8 million. Excluding the exchange rate impact, net sales decreased 5.6%, due primarily to a decrease in the number of consultants. In Europe, the average number of consultants for the nine months ended September 30, 2000 decreased to approximately 17,000, or 7.5% below the 1999 nine-month average.

        Gross profit. Gross profit for the nine months ended September 30, 2000 increased to $173.1 million from $147.3 million in the comparable prior year period, an increase of $25.8 million, or 17.5%. Gross profit as a percentage of sales (gross margin) increased to 76.9% from 71.3%. The increase in gross margin was due primarily to sales price increases, a more favorable product mix and product cost reductions.

        In Mexico, gross profit for the nine months ended September 30, 2000 increased to $108.1 million from $85.1 million in 1999, an increase of $23.0 million, or 27.0%. Gross margin increased to 77.2% from 70.6%, due to sales price increases, a more favorable product mix, reduced product costs, and manufacturing cost efficiencies related to increased volume. The more favorable product mix consisted of a higher percentage of regular products (non-promotional) as compared to promotional products, and among the promotional products, there was a lower level of discounting compared to the prior year. The reduced product costs included foreign exchange gains from inventory and components purchased in dollar-denominated transactions when the peso was stronger against the U.S. dollar, as well as cost reductions on skin and body products that were not achieved until the beginning of the third quarter of 1999, after the U.S. manufacturing of these products was outsourced. Due to the planned increase in promotional and holiday activities in the remainder of the year, the gross margin in Mexico is expected to decrease in the fourth quarter of 2000.

        In the U.S., gross profit for the nine months ended September 30, 2000 increased to $40.7 million from $37.1 million in 1999, an increase of $3.6 million, or 9.7%. Low margin third party sales in 1999 were $1.2 million. Gross margin, excluding the impact of third party sales in 1999, increased to 79.6% from 74.1%, due to a more favorable product mix consisting of a higher percentage of regular products as compared to promotional products and improved gross margins on both regular and promotional products as a result of price increases and product cost reductions. The margin on non-resale items improved significantly from the comparable prior year period due to price increases and the reconfiguration of cases sold to first-time consultants. The reduced product costs in the U.S. included cost reductions on skin and body products that were not achieved until the beginning of the third quarter of 1999, after the U.S. manufacturing of these products was outsourced.

        In Europe, gross profit for the nine months ended September 30, 2000 decreased to $14.5 million from $17.5 million in 1999, a decrease of $3.0 million, or 17.1%. Gross margin increased to 75.2% from 74.9%, due primarily to a change in the product mix.

        Selling, general and administrative expenses. SG&A expenses for the nine months ended September 30, 2000 increased to $142.7 million from $127.6 million in the comparable prior year period, an increase of $15.1 million, or 11.8%. SG&A as a percentage of net sales for the nine months ended September 30, 2000 increased to 63.4% from 61.7% for the same period in 1999, due primarily to incremental administrative, sales promotional and commission expenses incurred in Mexico and the U.S. and additional expenses incurred in Brazil as a result of the Company's commitment to grow and expand newly developed markets.

        In Mexico, SG&A expenses in the nine months ended September 30, 2000 increased to $64.6 million from $54.3 million in the comparable prior year period, an increase of $10.3 million, or 19.0%, relating primarily to sales promotional, commissions and administrative expenses incurred to support growing sales. SG&A as a percentage of net sales increased to 46.2% from 45.0%, due primarily to incremental administrative expenses including additional bad debt expense incurred and costs incurred in connection with the recovery of certain tax receivables. In the U.S., SG&A expenses in the nine months ended September 30, 2000 increased to $34.7 million from $31.4 million in the comparable prior year period, an increase of $3.3 million, or 10.5%. SG&A as a percentage of net sales increased to 67.9% from 61.4%. The U.S. incurred additional sales promotional expenses in 2000 primarily as a result of the Company's commitment to expand business in the market, and holding an additional major promotional event in the first quarter to launch a new skin care line. In addition, the U.S. made a change in the lineage program that resulted in higher commissions. In Europe, SG&A expenses in the nine months ended September 30, 2000 decreased to $16.0 million from $19.2 million in the comparable prior year period, a decrease of $3.2 million, or 16.7%, due primarily to expense containment measures, primarily in Germany. SG&A as a percentage of net sales increased to 83.3% from 82.1%, due to the decline in sales level. Corporate expenses in the nine months ended September 30, 2000 increased to $13.4 million from $12.9 million, an increase of $0.5 million, or 3.9%, primarily as a result of expenses incurred in connection with the development of the Company's e-commerce business.

        Restructuring and impairment charges. In the second and third quarter of 2000, the Company recorded approximately $2.4 million of restructuring and impairment charges related to repositioning activities in Europe. These charges included approximately $1.7 million of severance costs and $0.7 million of costs primarily relating to closure and/or consolidation of certain facilities and related fixed asset impairments. The Company anticipates that substantially all of these costs will be paid by the first quarter of 2001. In addition, in the third quarter of 2000, the Company recognized an asset impairment charge of approximately $0.7 million relating to the write-down of certain capitalized computer software costs in the United States. For the nine months ended September 30, 1999, the restructuring charges of $3.1 million included approximately $2.7 million of charges related to the outsourcing of the Company's U.S. product manufacturing functions, and approximately $0.4 million of other charges related to certain restructuring activities in the U.S., Europe and Mexico. Substantially all of those charges related to severance costs.

        Interest expense. Net interest expense (including amortization of deferred financing fees) for the nine months ended September 30, 2000 decreased to $11.9 million from $12.5 million in 1999, a decrease of $0.6 million, or 4.8%. During the latter part of 1999 and the first quarter of 2000, the Company repurchased and retired $24.8 million (face value) of its Notes and replaced them with debt under the Revolving Credit Facility that currently has a lower effective interest rate. These debt-restructuring activities resulted in interest savings of approximately $0.8 million for the nine months ended September 30, 2000, which were offset by a $0.2 million decrease in interest income due to lower average cash balances and lower interest rates in Mexico.

        Other income (expense). Other income for the nine months ended September 30, 2000 was $1.4 million, which consisted primarily of income related to a recovery of the effect of inflation upon an account receivable due from the Mexican government. Other income (expense) in the nine months ended September 30, 1999 was nominal.

        Exchange gain (loss). The Company's foreign exchange loss was $9.7 million for the nine months ended September 30, 2000, compared to a foreign exchange gain of $3.7 million in the prior year, a net change of $13.4 million. The net foreign exchange loss for 2000 has three elements: gains or losses on forward contracts, unrealized gains or losses on the remeasurement of U.S. dollar-denominated debt, and realized gains or losses on transactions denominated in foreign currencies. During the latter part of 1999, the Company initiated a hedging program to protect against potential devaluation of the Mexican peso, and purchased forward contracts selling Mexican pesos and buying U.S. dollars based upon forward exchange rates. These contracts are marked-to-market each month and the fair value of the contracts is included in current assets and liabilities, with the offsetting gain and loss included in exchange gain (loss) in the accompanying consolidated statements of operations. For the nine months ended September 30, 2000, the net loss on forward contracts was $9.3 million. The remeasurement of U.S. dollar-denominated debt resulted in an unrealized exchange loss of $0.1 million, and net realized losses on other foreign currency transactions were $0.3 million. During the first nine months of 1999, there were no forward contracts in place and the $3.7 million gain was primarily the result of remeasurement of U.S. dollar-denominated debt.

        Income tax expense. Income tax expense decreased to $6.7 million for the nine months ended September 30, 2000 from $10.3 million in the comparable 1999 period, a decrease of $3.6 million. The decreased income tax expense is primarily the result of a change in the geographic composition of the Company's income and loss, as certain subsidiaries are in a tax-paying position and certain subsidiaries are in a loss position for which no income tax benefit is provided. The actual income tax rate differs from the "expected" income tax rate (computed by applying the U.S. federal corporate rate of 35% to income before income taxes) for the nine months ended September 30, 2000 and 1999 due to certain valuation allowances in Europe, South America and the U.S. in 1999 and 2000, and an effective tax rate in the Mexico entity, Jafra S.A. that exceeds the U.S. federal tax rate, due to certain inflation-related income tax adjustments.

        Net income (loss). Net income increased $2.6 million to $0.1 million for the nine months ended September 30, 2000, compared to a net loss of $2.5 million in the comparable 1999 period. The change was primarily due to a $25.8 million increase in gross profit, a $0.6 million decrease in net interest expense, a $1.4 million increase in other income and a $3.6 million decrease in income tax expense, partially offset by a $15.1 million increase in SG&A expenses, a $13.4 million negative fluctuation in foreign exchange gain (loss), and a $0.3 million extraordinary loss, net of tax, on early extinguishment of debt.


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

        Borrowings under the Senior Credit Agreement are payable in quarterly installments of principal and interest over six years through April 30, 2004. Scheduled term loan principal payments under the Term Loan Facility will be approximately $3.5 million ($2.6 million of which has been paid as of September 30, 2000), $4.5 million, $5.5 million, $6.5 million, and $2.5 million for each of the years from 2000 through 2004, respectively. Borrowings under the Revolving Credit Facility ($23.5 million as of September 30, 2000) mature on April 30, 2004. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 1.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 1%, plus an applicable margin not to exceed 0.625%). The interest rate in effect at September 30, 2000 was approximately 8.3% for the LIBOR-based borrowings, and the rate for the prime-based borrowings was approximately 10.1%. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra S. A. During the nine months ended September 30, 2000, cash paid for interest was approximately $9.1 million.

        Both the indenture (the "Indenture"), dated as of April 30, 1998, under which the Notes were issued, and the Senior Credit Agreement contain certain covenants that limit the Company's ability to incur additional indebtedness, pay cash dividends and make certain other payments. The Indenture and the Senior Credit Agreement also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. The Company has two letters of credit outstanding as of September 30, 2000 under the Revolving Credit Facility, in the amount of approximately $1.8 million.

        The Notes are unsecured and are generally non-callable for five years. Thereafter, the Notes will be callable at premiums declining to par in the eighth year. Prior to May 1, 2001, JCI and Jafra S.A. at their option may concurrently redeem the Notes on a pro rata basis in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of the Notes not to exceed the aggregate cash proceeds of one or more equity offerings, at a redemption price of 111.75% plus accrued interest; provided, however, that an aggregate principal amount of the Notes equal to at least 65% of the original aggregate principal amount of the Notes must remain outstanding after each such redemption.

        A Consent and Waiver, dated November 19, 1999, to the Senior Credit Agreement allows the Company to repurchase the Notes in the open market from time to time, with the aggregate purchase price for all such Notes repurchased not to exceed $25.0 million. During the first quarter of year 2000 the Company repurchased and retired Notes with a face value of $10.8 million, and aggregate repurchases as of September 30, 2000 were $24.8 million. The repurchased debt has been replaced with debt under the Revolving Credit Facility, which currently has lower effective interest rates.

        In the nine months ended September 30, 2000, Jafra S.A. received income tax refunds of approximately $12.5 million from the Mexican government.

        In September 2000, Jafra S. A. entered into a short-term bank loan of
50.2 million Mexican pesos in connection with the settlement of foreign currency forward contracts. The interest rate on the peso-denominated loan was 20.1% per annum (U.S. dollar equivalent of 10.1% based on peso/dollar forward rate pricing at September 30, 2000) and the loan was repaid in October 2000.

        The Company believes, but no assurance can be given, that its existing cash, cash flow from operations and availability under the Senior Credit Agreement will provide sufficient liquidity to meet the Company's cash requirements and working capital needs over the next twelve months.

CASH FLOWS

        Net cash provided by operating activities was $13.3 million for the nine months ended September 30, 2000, compared to cash used in operating activities of $6.6 million for the comparable 1999 period. The $19.9 million increase in cash flow from operations in 2000 compared to 1999 is primarily attributable to an increase of $11.8 million in net income (loss) before extraordinary item adjusted for depreciation, amortization and other non-cash items included in net income (loss) before extraordinary item, and a $8.1 million decrease in the cash used by working capital items. The changes in working capital items consisted of a decrease in income tax payable/prepaid due primarily to income tax refunds received by Jafra S.A. in 2000 and lower estimated tax payments in Mexico, and a reduction in accounts payable and accrued liabilities, partially offset by an increase in inventory to achieve higher service levels.

        Net cash used in investing activities was $4.9 million for the nine months ended September 30, 2000, which was used for capital expenditures, consisting primarily of information system upgrades, facilities costs and production equipment. Capital expenditures in the remainder of 2000 are expected to be between $4.0 million and $5.0 million, mainly for information system upgrades (including e-commerce systems).

        Net cash used in financing activities was $8.6 million for the nine months ended September 30, 2000, consisting of payments of $10.6 million for the repurchase of subordinated debt with a face value of $10.8 million during 2000, repayments of $2.6 million under term loan facilities, and repayments of $1.5 million under the Revolving Credit Facility, partially offset by net proceeds from short-term bank debt of 50.2 million Mexican pesos (equivalent of $5.3 million) and from the issuance of common stock of $0.8 million.


FOREIGN OPERATIONS

        Sales outside of the United States aggregated approximately 77.3% and 75.2% of the Company's total net sales for the nine months ended September 30, 2000 and 1999, respectively. In addition, as of September 30, 2000, international subsidiaries comprised approximately 75.5% of the Company's consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. In 2000, the Company entered into foreign currency forward contracts in Mexican pesos to reduce the effect of potentially adverse exchange rate fluctuations in Mexico.

        The Company's subsidiary in Mexico, Jafra S.A., generated approximately 62.2% of the Company's net sales for the nine months ended September 30, 2000, compared to 58.3% for the comparable 1999 period, substantially all of which were denominated in Mexican pesos. Jafra S.A. had $37.9 million of U.S. dollar-denominated third party debt and $16.6 million of U.S. dollar-denominated intercompany debt as of September 30, 2000. Gains and losses from remeasuring such debt to the U.S. dollar from the peso are included as a component of net income. During the nine months ended September 30, 2000, Jafra S. A. recognized an unrealized gain of $0.2 million on remeasurement of this U.S. dollar-denominated debt and a net loss of $9.3 million on foreign currency forward contracts.


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

        The Company intends to adopt the euro as its functional currency when the majority of its transactions in the member countries are conducted in the euro. The Company is currently identifying the impact the euro will have on its information systems throughout Europe. The Company has identified that its European commercial system will not support the euro and plans to replace the existing system with a new enterprise system before the end of 2001. The Company does not expect the introduction of the euro to materially adversely affect its business, financial condition, or results of operations.


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

        The Company has experienced significant sales growth in Mexico from the fourth quarter of 1998 through the fourth quarter of 1999, and has continued its growth in the first three quarters of 2000, but at a slower rate. The Company's Mexican subsidiary generated 62.2% of the Company's consolidated net sales for the nine months ended September 30, 2000, compared to 59.1% for the full year in 1999. The year-to-year sales growth in Mexico for the nine months ended September 30, 2000 was 16.2% in U.S. dollars and 14.2% in local currency. Assuming a continued stable economic environment, the Company intends to continue to grow its revenues and consultant base in Mexico, but no assurance can be given that sales in Mexico will continue to increase.

        Excluding the impact of low margin sales to a third party manufacturer and Dominican Republic sales, net sales in the U.S. for the nine months ended September 30, 2000 increased 3.2% compared to the prior year. The U.S. plans to implement strategies in the remainder of 2000 which, along with the separation of U.S. operations into general and Hispanic divisions to better address the specific preferences of its customers and an increased focus on sponsoring new consultants through enhanced training programs, are intended to stimulate sales growth in the range of 3-5% over 1999 levels.

        Net sales in Europe have been on a downward trend for the last two years. For the nine months ended September 30, 2000, excluding the impact of exchange rates, net sales decreased 5.6% from 1999, primarily due to a decline in the number of consultants. Sales in Europe for the year 2000 are expected to be slightly below 1999 levels in local currencies, but down 12-15% in U.S. dollars. The Company has taken actions to streamline its operations to enhance the profitability achieved by these markets.

        The South American business has grown significantly over the last four quarters. The number of ending consultants at September 30, 2000 increased by 59% from September 30, 1999 and is projected to increase by approximately another 15% by the end of the year. The Company has plans for further geographic expansion in South America and believes it will become an increasingly important business segment in the future.

        As a result of these differential growth rates, the Company expects, but no assurance can be given, that its percentage of net sales in Mexico will increase slightly, and its percentage of net sales in Europe will decrease slightly for the near term.

        The Company has begun to develop new business through expansion into new markets, including Thailand, which began operation in the third quarter of 2000 and Peru, which will begin operation in the fourth quarter of 2000, and by utilizing the Internet and electronic commerce to increase its revenue base in existing markets.


INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

        Certain of the statements contained in this report (other than the Company's consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statement in "--Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999" concerning the Company's expectation that gross margin in Mexico will decrease in the fourth quarter of 2000; (ii) the statement in "--Liquidity and Capital Resources" concerning the Company's belief that it will have sufficient liquidity to meet its cash requirements and working capital needs over the next twelve months; (iii) the statement in "--Cash Flows" that total capital expenditures in the remainder of 2000 are expected to be between $4.0 million and $5.0 million;

(iv) the statements in "--European Economic and Monetary Union" concerning the Company's expectations that (a) use of the euro by the Company or its consultants will not be significant; and (b) the introduction of the euro will not materially adversely affect its business, financial condition or results of operations; (v) the statements in "--Business Trends and Initiatives" that (a) the Company intends to respond to competitive pressures in each major geographic marketplace in which it participates; (b) the timing of these responses, which may occur sooner in certain geographic areas and later in others, may impact future quarterly results; (c) assuming a continued stable economic environment, the Company intends that it will grow its revenues and consultant base in Mexico; (d) the Company intends to grow its year 2000 sales in the U.S. market 3-5% due to new strategies; (e) the Company's expectation that sales in Europe for the year 2000 will be slightly below 1999 levels in local currencies, but down 12-15% in U.S. dollars; (f) the Company's projection that the number of ending consultants in South America will increase by approximately another 15% by the end of the year, and that South America will become an increasingly important business segment in the future; and (g) the Company's expectation that the percentage of net sales in Mexico will increase slightly, and that its percentage of net sales in Europe will decrease slightly for the near term; and
(vi) other statements as to management's or the Company's expectations or beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Forward-looking statements are based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (including, without limitation, those discussed in "Business--Strategy," "--International Operations," "--Distribution," "--Manufacturing," "--Management Information Systems," "--Environmental Matters," "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations," "--Liquidity and Capital Resources," "--Foreign Operations," "--Year 2000 Issue," "--European Economic and Monetary Union", and "--Business Trends and Initiatives"), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to certain market risks arising from transactions in the normal course of its business, and from debt incurred in connection with the Acquisition. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company's credit standing. See disclosures under Item 7a, "Quantitative and Qualitative Disclosures About Market Risks" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. No significant changes have occurred during the nine months ended September 30, 2000 in relation to the interest rate risk.

FOREIGN CURRENCY RISK

        The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. All intercompany product sales are denominated in U.S. dollars. In addition, 77% of the Company's revenue for the nine months ended September 30, 2000 was generated in countries with a functional currency other than the U.S. dollar. As a result, the Company's earnings and cash flows are exposed to fluctuations in foreign currency exchange rates.

        The Company may reduce its primary market exposures to fluctuations in foreign exchange rates and hedge contractual and forecasted foreign currency cash flows or obligations (including third-party and intercompany foreign currency transactions) by creating offsetting positions through the use of forward exchange contracts. The Company regularly monitors its foreign currency exposures and ensures that contract amounts do not exceed the amounts of the underlying exposures. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

        The table below describes the forward contracts that were outstanding at September 30, 2000 (dollar amounts in thousands). These foreign currency forward contracts do not qualify as hedging transactions under the current accounting definitions and, accordingly, have been marked-to-market through income.

                                           FORWARD                                  WEIGHTED
                                         POSITION IN           MATURITY              AVERAGE          FAIR
       FOREIGN CURRENCY                 US DOLLARS (1)           DATE             CONTRACT RATE      VALUE (1)
------------------------------          -------------         ----------          -------------      ---------
Buy US Dollar/sell Mexican Peso            $ 7,275            10/31/2000               10.45         $ 6,579
Buy US Dollar/sell Mexican Peso             10,534            11/30/2000               10.54           9,538
Buy US Dollar/sell Mexican Peso             19,874            12/29/2000               10.67          17,922
Buy US Dollar/sell Mexican Peso              6,980            01/26/2001               10.12           6,718
Buy US Dollar/sell Mexican Peso              7,500            02/26/2001               10.20           7,225
Buy US Dollar/sell Mexican Peso              7,529            03/30/2001               10.36           7,181
Buy US Dollar/sell Mexican Peso              5,915            04/30/2001               10.48           5,623
Buy US Dollar/sell Mexican Peso              2,828            05/31/2001               10.61           2,680
Buy US Dollar/sell Mexican Peso              3,907            06/29/2001               10.24           3,869
Buy US Dollar/sell Mexican Peso              2,618            07/31/2001               10.31           2,593
                                           -------                                                   -------
                                           $74,960                                                   $69,928
                                           =======                                                   =======

----------

(1) The "Forward Position in US Dollars" and the "Fair Value" presented above represent notional amounts. The net of these two amounts, $5,032,000, represents the unrealized losses on such contracts, and has been recorded as an accrued liability in the accompanying consolidated balance sheet as of September 30, 2000.

(1) PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        See discussion under "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On July 27, 2000, August 2, 2000 and September 30, 2000, Parent sold 158, 316 and 4,108 shares of its common stock, par value $2.00 per share, respectively (the 158 shares issued on July 27, 2000 resulted from the exercise of options), to four members of senior management. The sales were made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 701 because the sales were made to employees pursuant to a compensatory benefit plan and the employees were provided with the disclosure required by the Rule. The Company used the proceeds for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibit is filed herewith or incorporated by reference:

        27      Financial Data Schedule

(b) Reports on Form 8-K

        During the quarter ended September 30, 2000, the Company filed no reports on Form 8-K.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CDRJ Investments (Lux) S.A.


                                              /s/ MICHAEL DIGREGORIO
                                       -----------------------------------------
                                                   Michael DiGregorio
                                       Senior Vice President and Chief Financial
                                       Officer of the Advisory Committee
                                       (Principal Financial Officer)

November 13, 2000

                                INDEX TO EXHIBITS


EXHIBIT NO.           DESCRIPTION
-----------           -----------
27                    Financial Data Schedule