Form 10-K405
period 2000-12-31
CDRJ INVESTMENTS LUX S A
filed 2001-04-02
CIK 1068906

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

        OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                            COMMISSION FILE NUMBER 333-62989
                            --------------------------------

                              CDRJ INVESTMENTS (LUX) S.A.
                 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            --------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 10, 2001, the registrant had outstanding 834,767 shares of common stock, par value $2.00 per share.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                               TABLE OF CONTENTS

ITEM                           DESCRIPTION                           PAGE
- ----                           -----------                           ----
                                 PART I
 1.    Business....................................................    1
 2.    Properties..................................................    8
 3.    Legal Proceedings...........................................    8
 4.    Submission of Matters to a Vote of Security Holders.........    8

                                 PART II
       Market for Registrant's Common Equity and Related
 5.      Stockholder Matters.......................................    9
 6.    Selected Financial Data.....................................   10
       Management's Discussion and Analysis of Financial Condition
 7.      and Results of Operations.................................   12
       Quantitative and Qualitative Disclosures About Market
7A.      Risk......................................................   24
 8.    Financial Statements and Supplementary Data.................   28
       Changes in and Disagreements with Accountants on Accounting
 9.      and Financial Disclosure..................................   99

                                PART III
       Directors, Executive Officers and Significant Employees of
10.      the Company...............................................   99
11.    Executive Compensation......................................  102
       Security Ownership of Certain Beneficial Owners and
12.      Management................................................  106
13.    Certain Relationships and Related Transactions..............  108

                                 PART IV
       Exhibits, Financial Statement Schedules and Reports on Form
14.      8-K.......................................................  110
Signatures.........................................................  117

                                     PART I

ITEM 1. BUSINESS

GENERAL

     CDRJ Investments (Lux) S.A., a Luxembourg societe anonyme ("Parent") is a holding company that conducts all of its operations through its subsidiaries. Prior to the consummation of the acquisition (the "Acquisition") by the Parent of the Jafra Business (as defined) from The Gillette Company ("Gillette"), the terms "Company" and "Jafra" refer to the various subsidiaries and divisions of Gillette conducting the worldwide Jafra cosmetics business (the "Jafra Business"), and, following the consummation of the Acquisition, collectively to the Parent and its subsidiaries.

     Jafra is a manufacturer and marketer of premium skin and body care products, color cosmetics, fragrances, and other personal care products. Jafra markets its products through a direct selling, multilevel distribution system comprised of self-employed consultants (who perform the duties of sales representatives). Jafra's business is comprised of one industry segment, direct selling, with worldwide operations. Financial information relating to geographic areas is incorporated by reference to the analysis of net sales and operating income by geographic area in Note 11 to the financial statements included herein.

     Jafra was founded in 1956, as a California corporation, by Jan and Frank Day and was purchased by Gillette in 1973. The Company expanded into Latin America in 1977 and into Europe in 1978. On April 30, 1998, the Parent completed the Acquisition of Jafra from Gillette. The Parent was organized to effect the Acquisition. The Acquisition was sponsored by Clayton, Dubilier & Rice Fund V Limited Partnership ("CD&R Fund V"), a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. ("CD&R"), a private investment firm specializing in acquisitions that involve management participation. As part of the financing for the Acquisition, CD&R Fund V, certain members of new management, certain new directors and other persons made an equity investment in the Parent of approximately $82.9 million in cash. In addition, $100.0 million of 11 3/4% Senior Subordinated Notes due 2008 ("Notes") were issued and the Company entered into a credit agreement (the "Senior Credit Agreement") with certain lenders. The Senior Credit Agreement provides for senior secured credit facilities, including a $25.0 million term loan facility (the "Term Loan Facility"), all of which was drawn at the closing of the Acquisition, and a $65.0 million revolving credit facility (the "Revolving Credit Facility").

STRATEGY

     The Company's strategy consists primarily of the following key initiatives:

     Deploy Senior Management Team with Significant Direct Selling
Experience. Jafra's senior management team has an average of over 25 years of direct selling industry experience, including various senior management positions with Jafra competitors Avon Products, Inc. ("Avon") and Mary Kay Corporation ("Mary Kay"). Jafra believes that this management team will continue to provide the dynamic leadership required to attract new consultants and managerial talent, inspire new and existing consultants to greater productivity, and execute the Company's new market development strategy.

     Grow Consultant Base in Developed Markets. The Company plans to expand its consultant base in developed markets by (i) focusing growth efforts on targeted geographic areas and demographic groups, (ii) ensuring that the commission and compensation structure remain competitive while rewarding those who sponsor new consultants, (iii) providing more training meetings and marketing communications materials for consultant managers, and (iv) initiating enhanced recognition programs to motivate current as well as former or inactive consultants.

     Increase Consultant Productivity. The Company plans to continue to focus on increasing the productivity, as measured by net sales per active consultant, of its existing consultants by (i) revitalizing and upgrading the Company's product lines, (ii) offering an improved "product selling proposition" that generates excitement by linking Company products to the latest fashion trends and (iii) initiating improved marketing activities at the point of sale, by providing consultants with enhanced product training and promotional materials that emphasize the product selling proposition.

     Develop New and Enhanced Products. The Company plans to continuously introduce new and enhanced products based on technological advances and consumer demand by (i) being on the "cutting edge" in development of skin care formulations by fully availing itself of raw ingredients available from manufacturers worldwide, (ii) being a leader in identification of fashion trends which the Company integrates into its development of new shades of color cosmetics, and (iii) identifying new areas for product line development that utilize the Company's selling system and brand positioning, such as baby products and spa-related products.

     Expand Internationally. The Company believes that its existing distribution and manufacturing capabilities provide a strong platform for expansion within and into new and developing markets, which will allow it to diversify its revenue base. The Company began distributing products through new subsidiaries formed in the Dominican Republic, Peru, and Thailand in 2000, and in Brazil and Chile in 1999. The Company presently has operations in 15 countries outside the U.S. and in a number of additional countries through distributors, although approximately 85% of the Company's sales in 2000 were in the United States and Mexico. The Company intends to focus its expansion efforts in these new and developing markets by (i) growing the consultant base, (ii) increasing consultant productivity, and (iii) increasing operational efficiency. The Company may target additional international markets in the future, if the Company believes these markets (i) have proven to be receptive to direct selling techniques, (ii) demonstrate promising economic demographics, including population size, growth of gross domestic product and an expanding middle class, and (iii) evidence demand for quality cosmetic products.

     Utilize the Internet and Electronic Commerce to Augment Sales and Increase Productivity. The Company plans to enhance its use of the Internet as a communications and order fulfillment tool for its consultants. The Company believes that use of the Internet as an order fulfillment tool by consultants will result in better service to both the consultants and their customers at a lower cost to the Company. During the fourth quarter of 2000, U.S. consultant websites were established on the Internet that allow new and existing Jafra customers to submit their orders to U.S. consultants via the Internet, while maintaining the integrity of the consultant lineage structure. As part of the Company's e-commerce strategy, the Company expects that during the second quarter of 2001, U.S. consultants will be able to submit orders and payments to Jafra electronically via the Internet. The Company plans to roll out its e-commerce strategy to other countries starting in late 2001 and continuing through 2002. The Company expects that the availability of Internet access, twenty-four hours a day and seven days a week, will increase the overall satisfaction level of its consultants.

     Improve Operating Efficiency. The Company plans to continue to improve operating efficiency through cost-cutting, better inventory management, and streamlining of marketing efforts and product lines. In June of 1999, U.S. product manufacturing functions were outsourced to a third party vendor, which has resulted in reduced product costs. In 2000, the Company repositioned its European business in order to generate additional operating efficiencies. In 2001, the Company plans to place greater marketing focus on certain types of "limited life" products (products that are only offered in the Company's catalog for a limited period), which the Company believes will lead to faster inventory turns and a reduced investment in inventories.

PRODUCTS

     Jafra continuously introduces new and revitalized products based on changes in consumer demand and technological advances in order to enhance the quality, image and price positioning of its products. During 2000, the Company launched 26 new products, including 6 that were promotional. Research and development is conducted at the Jafra Skin, Body and Color Laboratory, located in the Westlake Village facility. Amounts incurred on research activities relating to the development of new products and improvement of existing products were $1.9 million in 2000, $2.1 million in 1999, and $3.1 million in 1998.

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

     The following table sets forth the sales of the Company's principal product lines for the three years ended December 31, 2000, 1999, and 1998:

                                        2000                           1999                           1998
                            ----------------------------   ----------------------------   ----------------------------
                               SALES BY       PERCENTAGE      SALES BY       PERCENTAGE      SALES BY       PERCENTAGE
                             PRODUCT LINE      OF TOTAL     PRODUCT LINE      OF TOTAL     PRODUCT LINE      OF TOTAL
                            ($ IN MILLIONS)     SALES      ($ IN MILLIONS)     SALES      ($ IN MILLIONS)     SALES
                            ---------------   ----------   ---------------   ----------   ---------------   ----------
Skin Care.................      $ 65.8           21.0%         $ 60.9           21.0%         $ 58.4            23.5%
Color Cosmetics...........        82.4           26.2            81.3           28.0            70.9            28.6
Fragrances................       103.7           33.0            76.4           26.3            47.3            19.1
Personal Care.............        29.6            9.4            35.6           12.2            46.5            18.7
Other(1)..................        32.6           10.4            36.3           12.5            25.2            10.1
                                ------          -----          ------          -----          ------          ------
  Subtotal before shipping
     and handling fees....       314.1          100.0%          290.5          100.0%          248.3           100.0%
                                                =====                          =====                          ======
Shipping and handling
  fees....................        10.0                            8.7                            7.8
                                ------                         ------                         ------
          Total...........      $324.1                         $299.2                         $256.1
                                ======                         ======                         ======

- ---------------
(1) Includes sales aids (party hostess gifts, demonstration products, etc.) and promotional materials.

     Skin Care. Jafra sells personalized skin programs including cleansers, masks, skin fresheners and moisturizers for day and night. In addition to basic skin care products, Jafra offers a range of special care products for special needs, including its premier product, Royal Jelly Milk Balm Moisture Lotion, an Alpha Hydroxy complex (Rediscover) and products for maturing skin (Advanced Time Protector and Time Corrector), eye care (Optimeyes) and extra firming (Skin Firming Complex). All of these special care products use the most recent advances in biotech ingredients. During 2000, the Company completed a worldwide launch of its Skin Care 2000 Line, also known as "TBS", a major upgrade of its basic skin care line, which uses a unique free matrix skin care system that is totally customizable to the individual needs of the customer. Products featured within this launch were the T-Zone Mattifier, a formulation for which a patent is currently pending, and the Elasticity Recovery Firming Hydrogel, a unique product targeted at skin care elasticity. In mid-2001, the Company plans to launch a new product containing retinol in capsule form.

     Color. Jafra's range of color cosmetics for the face, eyes, lips, cheeks and nails contribute significantly to Company results. The Company develops internally its lipstick formulas, foundations and mascaras. In 1997, Jafra launched its Always Color lipstick line, which competes with products featuring the latest technology in long-wearing, transfer-resistant formulas and has helped to revitalize the color line. Time Protector lipsticks, launched in early 1998, feature contemporary colors with skin care benefits, including sunscreen and antioxidants, as well as moisturizers and conditioners. In 1999, the Company implemented a new color palette strategy based increasingly on local, rather than global, color preferences. In 2000, the Company continued to drive sales of color products through innovative fashion color statements in the spring and fall shade product offerings. A major redesign of the Color line is scheduled to launch at the end of 2001.

     Fragrance. Direct selling is a significant distribution channel for fragrances, and Jafra's new scents have enabled the Company to participate on an increasingly larger scale in this channel. In 1996, Jafra introduced Adorisse, a contemporary women's fragrance, and Fm Force Magnetique, a prestige men's fragrance. Jafra further extended its fragrance line in 1997 with Le Moire for women and Legend for Men. In 1999, Jafra introduced Chosen, a prestige fragrance for women, as well as a special 20th anniversary fragrance for the Mexico market. The fragrance category includes line extensions such as body lotions, shower gels, deodorants, after-shave lotions and shave creams for some of the most popular fragrances. During 2000, no major new fragrances were launched, but fragrance sales became an increasingly large part of the business through increased sales of gift sets and line extensions. In 2001, two new global fragrances are planned to be introduced on a worldwide basis. Another fragrance is planned be tailored to, and marketed only within, the Mexico market. In addition, up to six new fragrances are planned for production and distribution locally within Brazil in 2001.

     Body Care and Personal Care. Jafra markets a broad selection of body, bath, sun and personal care products, including deodorants and shampoos. Jafra's premier body care product, Royal Jelly Body Complex, contains "royal jelly" (a substance produced by queen bees) in an oil-free deep moisturizing formula with natural botanical extracts and vitamins. Other offerings in the body care line include sunscreens, hand care lotions, contouring creams, revitalizing sprays, and bath products. While Jafra varies its product offerings and continues to develop new products, its Royal Almond and Precious Protein lines have been top sellers for nearly forty years. In the latter part of 2000 and early 2001, the Company had two major product launches of body care products: The Tender Moments Baby Line and the Home Spa Line. The Tender Moments Baby Line consists of 5 products created to encourage the bonding and nurturing of mothers and babies, while the Home Spa Line consists of aromatherapeutic oils, massage creams, and hydrotherapeutic products as well as related products such as scented candles and music. Additional body care products planned for launch in 2001 are fitness and well-being products to be used in conjunction with exercise and leisure activities.

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

     Product Strategy. Jafra's product strategy is to provide customers with exciting and prestige quality product lines that fit into Jafra's value-added demonstration sales techniques and promote the sale of multiple products per home visit. To that end, Jafra develops integrated products and actively promotes cross-selling among categories, thus encouraging multi-product sales and repeat purchases. Product variety and modernization are keys to the Company's success. The Company continues to look for ways to expand product offerings and broaden its appeal in the marketplace. This led to the development of the Tender Moments Baby Line and the Home Spa Line in late 2000.

     Marketing Material & Corporate Image. The Company supports its identity and corporate image through its energetic network of consultants and word-of-mouth. The Company uses a sophisticated and integrated promotional approach that includes meetings, marketing literature, and the Internet to create strong corporate imagery and support the corporate identity. In mid-1999, the Company revised its creative approach, achieving a more contemporary look and further enhancing its brand personality with the launch of a new corporate logo.

     Brand Enhancement. The Company is now using more traditional media, such as advertising and public relations, to complement the efforts of its consultants and enhance its brand image. In 2000, A full-time public relations agency was engaged. Public relations and media activities are being carried out based on local market initiatives in the United States, Mexico and Brazil, and accordingly, they are tailored to the specific needs of each local market.

INDEPENDENT SALES FORCE

     Jafra's self-employed sales force is comprised of approximately 310,000 consultants worldwide as of December 31, 2000. Approximately 65,000 of these consultants are in the U.S., 185,000 are in Mexico, and 60,000 are in Europe and other markets. These consultants are not agents or employees of Jafra; they are independent contractors or dealers. They purchase products directly from the Company and sell them directly to their customers.

     More seasoned senior consultants, who have experience managing their own consultant networks, recruit and train the Company's field level organization. Jafra sells substantially all of its products directly to its consultants. Each consultant conducts her Jafra sales operations as a stand-alone business, purchasing Jafra goods and reselling them to customers, as well as offering free personal care consultations. The Company's independent sales force constitutes its primary marketing contact with the general public.

     Selling. The primary role of a Jafra consultant is to sell Jafra products. Although the majority of the Company's sales occur as a result of person-to-person sales, the Company also encourages its consultants to arrange sales parties at customers' homes. Sales parties permit a more efficient use of a consultant's time, allowing the consultant to offer products and cosmetic advice to multiple potential customers at the same time, and provide a comfortable selling environment in which clients can learn about skin care and sample the Jafra product line. Such parties also provide an introduction to potential recruits and the opportunity for referrals to other potential clients, party hostesses and recruits.

     Jafra does not require consultants to maintain any inventory. The Company believes that the inventory requirements of other leading direct sellers are often onerous to consultants. Instead, Jafra consultants can wait to purchase products from the Company until they have a firm customer order to fill. Consultants generally personally deliver orders to their customers within one week of placement of an order. By delivering products directly to the customer, the Jafra consultant creates an additional sales opportunity. The short-term delivery requirements and the nature of the Company's business preclude any significant backlog.

     Recruiting. The Company believes that it enjoys a competitive advantage in recruiting consultants due to its lower start-up costs and its policy of providing retail discounts even on small orders. Other major attractions to prospective recruits include flexible hours, increased disposable income, an attractive incentive program (including international travel, national and regional meetings, awards and free products), personal and professional recognition, social interaction, product discounts and career development opportunities. The Company also emphasizes its commitment to consultants' personal and professional training, thereby building consultants' management and entrepreneurial skills.

     Consultant Management and Training. To become a manager, a consultant must sponsor a specified number of recruits and meet certain minimum sales levels. Once a consultant becomes a manager, she is eligible to earn commissions on her personal sales plus commissions on the sales of her downline consultants. A manager continues to gain seniority in the Jafra sales force by meeting the prescribed recruitment and sales requirements at each level of management. At more senior levels, managers may have several junior managers who in turn sponsor and manage other managers and consultants. The most successful managers have many such downline managers and consultants, and earn commissions on their personal sales plus commissions on their downline group's sales.

     Training for new consultants focuses first on the personalized selling of the Jafra product line, beginning with skin care and the administration of a Jafra business. Training is conducted primarily by the Company's consultant managers. Managers train their downline consultants at monthly meetings using materials prepared by the Company. In training managers, the Company seeks to improve leadership and management skills, while teaching managers to motivate downline consultants to higher sales levels.

     Income Opportunities and Recognition. Consultants earn income by purchasing products from Jafra at retail discounts and selling to consumers at suggested retail prices. Once a consultant becomes a manager, her compensation also includes commissions on the wholesale value of paid sales made by herself and her recruits. Commissions vary among markets. Jafra pays commissions directly to managers on receipt of payment for the underlying product sale. While this commission-based incentive system diminishes the Company's profit margin on individual product sales, it results in increased numbers of consultants selling Jafra products, which ultimately earns greater profits for the Company. The Company believes that its structure of discounts and commissions to consultants is one of the most generous in the direct selling business.

     The Company believes that public recognition of sales accomplishments serves the dual purpose of identifying successful role models and boosting consultant morale. Each year Jafra sponsors major events in each of its geographic markets to recognize and reward sales and recruiting achievements and strengthen the bond between the independent sales force and the Company. Consultants and managers must meet certain minimum levels of sales and new consultant sponsorship in order to receive invitations to attend these events.

INTERNATIONAL OPERATIONS

     Jafra's international operations are subject to certain customary risks inherent in carrying on business abroad, including the risk of adverse currency fluctuations, the effect of regulatory and legal restrictions imposed by foreign governments, and unfavorable economic and political conditions.

     Jafra's international operations are conducted primarily through subsidiaries in 15 countries outside the United States and in a number of additional countries through distributors. The Company's most important markets to date are Mexico, the United States, and Europe, which represented approximately 62%, 23% and 8%, respectively, of total 2000 sales. See Note 11 of the consolidated financial statements appearing elsewhere herein. The Company intends to increase revenues in markets other than Mexico in order to diversify its revenue base and to minimize any adverse impact that a downturn in the Mexican economy may have on the Company given the increasingly large percentage of sales attributable to the Mexican market. The Company has entered into foreign currency forward exchange contracts to mitigate the risk of potential currency devaluation in Mexico. See "Quantitative and Qualitative Disclosures About Market Risk -- Foreign Currency Risk."

MANUFACTURING

     Jafra has a manufacturing facility in Naucalpan, Mexico, which is near Mexico City. This facility produces color cosmetics and most of Jafra's fragrances. Until June of 1999, the Company produced skin care and personal use products at its Westlake Village, California manufacturing facility. In June of 1999, the Company outsourced its U.S. product manufacturing functions to a third party contractor (the "Contractor").

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

DISTRIBUTION

     The Company uses fifteen distribution centers around the world, eight of which are operated by Company personnel and seven of which are outsourced. The U.S. warehouses in Bridgeport, New Jersey and Westlake Village, California currently stock the entire Jafra product line. In Mexico, the Company has outsourced virtually all of its distribution to third parties. Management believes that its facilities are adequate to meet demand in its existing markets for the foreseeable future.

     Typically, owned or leased distribution centers are located in an area that allows for direct delivery to consultants by either post or carrier. Maintaining a short delivery cycle in direct selling is an important competitive advantage.

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

PATENTS AND TRADEMARKS

     Jafra's operations do not depend to any significant extent upon any single trademark other than the Jafra trademark. Some of the trademarks used by Jafra, however, are identified with and important to the sale of Jafra's products. Jafra's most important trademarks are: Adorisse (a contemporary women's fragrance), Chosen( a premium women's fragrance), Eau D'Aromes(revitalizing fragrance spray), Fm Force Magnetique (a men's prestige fragrance), Legend for Men (a men's premium fragrance), Le Moire (a contemporary women's fragrance), Optimascara (mascara), Optimeyes (eye treatment lotion), Rediscover (skin cream with Alpha Hydroxy), Royal Jelly Body Complex (body lotion), Royal Jelly Milk Balm Moisture Lotion (moisturizing lotion), Time Corrector (skin cream) and Time Protector (skin cream). Jafra's operations do not depend to any significant extent on any single or related group of patents, although the Company has applied for or received patent protection in its major markets for certain skin creams, dispensers and product containers, nor do they rely upon any single or related group of licenses, franchises or concessions. Jafra has in the past licensed know-how from Gillette relating to the design, development and manufacture of its products and is permitted to continue to use such know-how in connection with its products.

     In 1998, a former employee of Gillette filed applications to register the Jafra trademark in Algeria, Bangladesh, China, Cyprus, Egypt, Gambia, Ghana, Guyana, India, Kenya, Malawi, Morocco, Nigeria, OAPI, Pakistan, Sierra Leone, Syria, Sudan, Surinam, Tanzania, Tunisia, Zambia, and Zimbabwe, jurisdictions in which Jafra does not currently operate. In 1998, Gillette obtained a court order prohibiting this employee from transferring or licensing such trademark applications and registrations and requiring that the trademark applications and registrations be assigned to Gillette. The documentation has been transferred to Jafra. Jafra has filed the documents obtained from this former employee in those jurisdictions in which the documentation will be accepted in order to secure the abandonment and cancellation of this employee's applications and registrations. If Jafra is not able to secure cancellation or abandonment of the applications and registrations in these jurisdictions, Jafra may be prohibited from distributing its products in these jurisdictions.

MANAGEMENT INFORMATION SYSTEMS

     During 2000, the Company redefined its Internet strategy and continued to develop and implement an e-commerce system. The first phase of this system became operational in the U.S. in the fourth quarter of

2000 and the remainder of the system is expected to be implemented in the U.S. in the second quarter of 2001. The Company plans to roll out its e-commerce strategy to other countries during the latter part of 2001 and in 2002. During 2001, the Company plans to modify its European information systems to support a streamlined European organization and to achieve compliance with the euro. In addition, the Company plans to implement a new business system in Brazil to enhance its financial and inventory management. The Company believes that the commercial systems currently existing in Jafra's major markets are adequate to support its business activities for the next two to three years. However, the Company is in the process of identifying a new commercial system to upgrade its technology platform and business processes in selected markets. This system will be tailored to comply with local regulatory demands as well as the unique aspects of each market. Initial implementation in Thailand will take place in the second half of 2001, with subsequent country rollouts through 2004.

SEASONALITY

     The Company's sales in the fourth quarter of the year are typically higher than in the other three quarters of the year due to seasonal holiday purchases. Fourth quarter net sales were approximately 28% of total net sales in 2000 and 29% of net sales in 1999. Fourth quarter operating profit was 35% and 44% of total operating profit in 2000 and 1999, respectively.

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

EMPLOYEES

     As of December 31, 2000, the Company had 822 full-time employees, of which 262 were employed in the U.S. and 560 in other countries. On a functional basis, 143 were in manufacturing, warehousing, distribution and technical operations, 445 were in sales and marketing, and 234 were in administration. The Company also had 222 outside contract employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for Parent common stock (the "Common Stock"). Prior to September 30, 1998, the only holders of the Common Stock were CD&R Fund V and Messrs. Ronald B. Clark, Gonzalo R. Rubio, and Ralph
S. Mason, III. The number of holders of record of the Company's Common Stock on March 10, 2001 was 34. On September 30, 1998, certain members of management, certain directors and other persons purchased an aggregate of 40,437 shares of Common Stock for a purchase price of $100 per share, or a total of $4,043,700; on October 1, 1999, a former member of management exercised options to purchase 579 shares of Common Stock for a purchase price of $100 per share, or a total of $57,900, and then sold a total of 2,317 shares of Common Stock back to the Company at $150 per share, or a total of $347,550; on November 19, 1999, certain members of management and a director purchased an aggregate of 2,457 shares of Common Stock for a purchase price of $150 per share, or a total of $368,550; on July 11, 2000, a member of management purchased 316 shares of Common Stock for a purchase price of $150 per share, or a total of $47,400; on July 27, 2000, a former member of management exercised options to purchase 158 shares of Common Stock for a purchase price of $100 per share, or a total of $15,800, and then sold a total of 632 shares of Common Stock back to the Company at $210 per share, or a total of $132,720; on August 9, 2000, certain members of management purchased an aggregate of 4,108 shares of Common Stock for a purchase price of $210 per share, or a total of $862,860; and on November 6, 2000, a former member of management sold 316 shares of Common Stock back to the Company at $210 per share, or a total of $66,360. All of these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, as either offerings to accredited investors under Regulation D or offerings to employees under Rule 701. See "Security Ownership of Certain Beneficial Owners and Management." No dividends have been paid by Parent on its shares of the Common Stock nor does Parent expect to pay dividends on its Common Stock in the foreseeable future. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors of Parent, subject to the restrictions set forth in the Senior Credit Agreement and the indenture for its Senior Subordinated Notes (the "Indenture"), which currently restrict the payment of cash dividends to stockholders, and restrictions, if any, imposed by other indebtedness outstanding from time to time. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     The following is a summary of selected financial data of the Company (amounts in millions except for consultant data). The audited financial statements as of and for the years ended December 31, 2000 and 1999, the eight months ended December 31, 1998, and the four months ended April 30, 1998 appear elsewhere herein, and the related selected financial data should be read in conjunction with such statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." All other financial data presented has been derived from audited financial statements of the Company which are not included herein. The financial data prior to April 30, 1998 reflect the Jafra Business prior to the Acquisition and are referred to as the "Predecessor" operations.

                                                                                         PREDECESSOR
                                                                              ---------------------------------
                                             YEAR ENDED        EIGHT MONTHS   FOUR MONTHS       YEAR ENDED
                                            DECEMBER 31,          ENDED          ENDED         DECEMBER 31,
                                         -------------------   DECEMBER 31,    APRIL 30,    -------------------
                                           2000       1999         1998          1998         1997       1996
                                         --------   --------   ------------   -----------   --------   --------
STATEMENT OF OPERATIONS DATA:
Net sales(a)...........................  $  324.1   $  299.2     $  176.2      $   79.9     $  236.4   $  231.4
Cost of sales(b).......................      79.5       82.3         56.3          22.7         68.6       58.2
                                         --------   --------     --------      --------     --------   --------
Gross profit...........................     244.6      216.9        119.9          57.2        167.8      173.2
Selling, general and administrative
  expenses(a)..........................     199.5      183.5        112.6          51.8        147.4      157.4
Restructuring and other non-recurring
  charges(c)...........................       2.6        4.8           --            --          0.4        6.1
Loss (gain) on sale of assets..........       0.1       (1.0)         0.2            --         (0.1)        --
                                         --------   --------     --------      --------     --------   --------
Income from operations.................      42.4       29.6          7.1           5.4         20.1        9.7
Other income (expense):
  Exchange (loss) gain.................     (11.7)       3.3         (1.8)          1.4          0.3         --
  Interest (expense) income, net.......     (15.7)     (16.9)       (11.5)          0.1          0.3        0.8
  Other income (expense), net..........       1.6        0.1         (0.1)          0.1         (0.5)      (0.5)
                                         --------   --------     --------      --------     --------   --------
Income (loss) before income taxes......      16.6       16.1         (6.3)          7.0         20.2       10.0
Income taxes...........................      10.0       10.9          1.7           2.9          4.8        2.6
                                         --------   --------     --------      --------     --------   --------
Net income (loss) before extraordinary
  item.................................       6.6        5.2         (8.0)          4.1         15.4        7.4
Extraordinary loss on early
  extinguishment of debt, net of income
  tax benefit of $0.2 in 2000 and $0.2
  in 1999..............................       0.3        0.6           --            --           --         --
                                         --------   --------     --------      --------     --------   --------
Net income (loss)......................  $    6.3   $    4.6     $   (8.0)     $    4.1     $   15.4   $    7.4
                                         ========   ========     ========      ========     ========   ========
BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents..............  $    5.8   $    4.9     $   18.4                   $   10.2   $    8.7
Working capital........................      19.2       34.2         22.9                       22.6       24.4
Property and equipment, net............      51.4       50.6         56.2                       43.7       41.8
Total assets...........................     276.9      278.4        288.6                      175.2      164.5
Total debt.............................     109.0      133.5        141.5                        8.5         --
Stockholders' equity...................  $   81.2   $   75.8     $   75.4                   $   77.3   $   78.6
OTHER FINANCIAL DATA:
EBITDA(d)..............................  $   51.6   $   36.8     $   12.1      $    6.9     $   24.0   $   12.5
Net cash provided by (used in)
  operating activities.................      32.5       (1.6)        18.1          (8.0)        26.7        2.8
Net cash provided by (used in)
  investing activities.................      (7.2)      (3.1)      (211.1)          2.6         (5.8)      (4.5)
Net cash provided by (used in)
  financing activities.................     (23.5)      (7.4)       211.7          (8.8)       (19.0)       5.0
Depreciation and amortization..........       7.6        7.1          5.1           1.4          4.4        3.3
Amortization of deferred financing
  fees.................................       1.4        1.8          1.4            --           --         --
Capital expenditures...................       7.1        5.8          6.4           6.1          8.9       10.3
Total consultants......................   310,000    292,000      247,600       220,000      220,800    208,500
Active consultants.....................   150,000    137,000      116,000       109,000      104,000    102,000
Consultant productivity(e).............  $  2,161   $  2,184     $  2,208      $  2,208     $  2,273   $  2,268

- ---------------
(a) In the fourth quarter of 2000, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires that amounts billed to customers for shipping and handling fees be classified as revenues. Reclassifications have been made to all prior periods to reflect shipping and handling fees, previously reported as reductions to selling, general and administrative expenses, in net sales. The amounts that have been reclassified as net sales are $8.7 million, $5.2 million, $2.6 million, $6.9 million, and $6.9 million for the year ended December 31, 1999, the eight-month period ended December 31, 1998, the four-month period ended April 30, 1998, and the years ended December 31, 1997 and 1996, respectively.

(b) Cost of sales for the eight months ended December 31, 1998 includes a $2.7 million charge relating to the sale of certain inventories that were revalued to fair value in conjunction with the Acquisition.

(c) Restructuring and other non-recurring charges include the following: for 2000, approximately $1.6 million of restructuring charges and approximately $1.0 million of asset impairment charges; for 1999, approximately $3.7 million of restructuring charges and approximately $1.1 million of asset impairment charges; for 1997, net reorganization charges of $3.5 million that were partially offset by a cash recovery of $2.3 million resulting from the settlement of a legal action brought by the Company against a computer systems contractor for which a $5.4 million charge was taken in 1996, and a gain of $0.8 million relating to the sale of a facility that had previously been written-off; and for 1996, a $5.4 million non-cash charge for the write-off of certain computer systems and related costs, and net reorganization charges of $0.7 million.

(d) EBITDA is defined as income or loss before income taxes, net interest expense, exchange gains and losses, depreciation and amortization, and extraordinary items. The Company believes that EBITDA provides useful information regarding the Company's ability to service debt but should not be considered in isolation or as a substitute for the statement of operations or cash flow data prepared in accordance with generally accepted accounting principles and included elsewhere in this Form 10-K or as a measure of the Company's operating performance, profitability or liquidity. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences and methods of calculation.

(e) In 2000, the Company re-defined consultant productivity as net sales in U.S. dollars per active consultant. In general, consultants are considered to be active if they place at least one order within four months. Full year 1998 consultant productivity is shown for comparability purposes. Previously reported consultant productivity amounts have been restated to conform to the 2000 presentation.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the information contained in the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. These statements have been prepared in conformity with accounting principles generally accepted in the United States of America and require management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates.

RESULTS OF OPERATIONS

     The following table represents selected components of the Company's results of operations, in millions of dollars and as percentages of net sales. The table reflects the operations of the Company for the years ended December 31, 2000 and 1999, and the combined operations of the Predecessor and the Company for the year ended December 31, 1998.

                                                         YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------
                                               2000               1999            1998(1)(2)
                                          ---------------    ---------------    ---------------
                                                             ($ IN MILLIONS)
Net sales...............................  $324.1    100.0%   $299.2    100.0%   $256.1    100.0%
Cost of sales...........................    79.5     24.5      82.3     27.5      79.0     30.8
                                          ------    -----    ------    -----    ------    -----
Gross profit............................   244.6     75.5     216.9     72.5     177.1     69.2
Selling, general and administrative
  expenses..............................   199.5     61.6     183.5     61.3     164.4     64.2
Restructuring and impairment charges....     2.6      0.8       4.8      1.6        --      0.0
Loss (gain) on sale of assets...........     0.1      0.0      (1.0)    (0.3)      0.2      0.1
                                          ------    -----    ------    -----    ------    -----
Income from operations..................    42.4     13.1      29.6      9.9      12.5      4.9
Exchange (loss) gain....................   (11.7)    (3.6)      3.3      1.1      (0.4)    (0.1)
Interest (expense) income, net..........   (15.7)    (4.9)    (16.9)    (5.6)    (11.4)    (4.5)
Other income (expense), net.............     1.6      0.5       0.1      0.0        --      0.0
                                          ------    -----    ------    -----    ------    -----
Income before income taxes..............    16.6      5.1      16.1      5.4       0.7      0.3
Income tax expense......................    10.0      3.1      10.9      3.7       4.6      1.8
                                          ------    -----    ------    -----    ------    -----
Net income (loss) before extraordinary
  item..................................     6.6      2.0       5.2      1.7      (3.9)    (1.5)
Extraordinary loss on early
  extinguishment of debt, net of income
  tax benefit of $0.2 in 2000 and $0.2
  in 1999...............................     0.3      0.1       0.6      0.2        --      0.0
                                          ------    -----    ------    -----    ------    -----
Net income (loss).......................  $  6.3      1.9%   $  4.6      1.5%   $ (3.9)    (1.5)%
                                          ======    =====    ======    =====    ======    =====

- ---------------
(1) Pursuant to the terms of the Acquisition, the Company was acquired by Parent on April 30, 1998. Accordingly, for purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the results of operations and cash flows for the year ended December 31, 1998 are a combination of the historic results of the Predecessor for the four months ended April 30, 1998 and the Company's results of operations for the eight months ended December 31, 1998.

(2) In the fourth quarter of 2000, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires that amounts billed to customers for shipping and handling fees be classified as revenues. Reclassifications have been made to all prior periods to reflect shipping and handling fees, previously reported as reductions to selling, general and administrative expenses, in net sales. The amounts that have been reclassified as net sales are $8.7 million and $7.8 million for the years ended December 31, 1999 and 1998, respectively.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR DECEMBER 31, 1999

     Net sales. Net sales for 2000 increased to $324.1 million from $299.2 million in 1999, an increase of $24.9 million, or 8.3%. Sales in local currencies for 2000 increased by 9.6% over 1999. The Company defines consultant productivity as net sales in U.S. dollars per active consultant. In general, consultants are considered to be active if they place one order within four months. The Company's average number of consultants worldwide increased to approximately 307,000 in 2000, or 11.8%, over the 1999 average. The average number of consultants in Brazil increased by approximately 11,000 in 2000, which accounts for one-third of the Company's total increase over the 1999 average. The Company's consultant productivity decreased 1.1% in 2000, as increased productivity in Mexico was not enough to offset declines in productivity in the U.S. and Europe, and consultant productivity in Brazil is below the average for the Company.

     In Mexico, net sales for 2000 increased to $201.7 million from $175.9 million in 1999, an increase of $25.8 million, or 14.7%. Sales in Mexico in local currency increased by 13.4% over 1999. The year-to-year increase was driven by the larger consultant base, product price increases, the introduction of new products and increased productivity of consultants. In Mexico, the average number of consultants in 2000 increased to approximately 192,000, or 6.7% over the 1999 average. Consultant productivity in Mexico increased 13.4% in 2000.

     In the U.S., net sales for 2000 increased to $74.7 million from $74.1 million in 1999, an increase of $0.6 million, or 0.8%. In 1999, U.S. net sales included low margin sales to a third party manufacturer of $1.2 million, and there were no such sales in 2000. In addition, during 1999, the U.S. generated $0.9 million of net sales in the Dominican Republic. The Company established a separate subsidiary in the Dominican Republic in 2000, so that territory is no longer a source of sales for the U.S. Excluding the impact of these two items, net sales in the U.S. for 2000 increased 3.8%, primarily due to increases in the number of consultants, partially offset by lower productivity. In the U.S., the average number of consultants in 2000 increased to approximately 62,000, or 10.7% above the 1999 average. The U.S. implemented a program in 2000 whereby consultants received higher discounts on their purchases, at lower order sizes than before. This stimulated growth of consultants and ordering activity, but at lower average order sizes, resulting in lower productivity per order.

     In Europe, net sales for 2000 decreased to $27.0 million from $33.1 million in 1999, a decrease of $6.1 million, or 18.4%. Contributing to the sales decline was an unfavorable exchange rate impact on sales of $1.9 million. Excluding the exchange rate impact, net sales decreased 12.7%, principally due to decreases in the number and productivity of consultants. In Europe, the average number of consultants in 2000 decreased to approximately 17,000, or 5.6% less than the 1999 average. Consultant productivity in Europe decreased 12.6% in 2000.

     Gross profit. Gross profit in 2000 increased to $244.6 million from $216.9 million in 1999, an increase of $27.7 million, or 12.8%. Gross profit as a percentage of sales (gross margin) increased to 75.5% from 72.5%.

     In Mexico, the margin improved due to sales price increases, a more favorable product mix, and reduced product costs. The reduced product costs for 2000 included foreign exchange gains from inventory and components purchased in dollar-denominated transactions when the peso was stronger against the U.S. dollar compared to 1999. Mexico's fourth quarter 2000 gross margin decreased compared to the fourth quarter of 1999 due to a combination of certain adjustments related to changes in cost accounting estimates, totaling $3 million, a higher promotional product mix due to the holiday season, and sales of slow moving inventory items at lower margins in the fourth quarter of 2000 as part of a plan to increase inventory turnover and reduce investment in inventory. In the U.S., the margin improvement was the result of improved gross margins on both regular and promotional products as a result of price increases and product cost reductions. The margin on non-resale items (demonstration products used by consultants, but not re-sold to clients) improved significantly from the comparable prior year period due to price increases and the reconfiguration of cases sold to first-time consultants. The reduced product costs in the U.S. and Mexico included cost reductions on skin and body products that were not achieved until the beginning of the third quarter of 1999, after the U.S. manufacturing of these products was outsourced. In Europe, margins were flat in 2000 compared to 1999, reflecting the lower product costs discussed above offset by an increase due to the strengthening of the dollar against European currencies.

     Selling, general and administrative expenses. SG&A expenses in 2000 increased to $199.5 million from $183.5 million in 1999, an increase of $16.0 million, or 8.7%. SG&A as a percentage of net sales increased in 2000 to 61.6% from 61.3% for 1999.

     In Mexico, SG&A as a percentage of net sales for 2000 was virtually the same as in 1999. The primary drivers of the increased expenses were increased sales promotional and commission expenses, which tend to increase proportionally with sales, and increased administrative expenses, which represent additional infrastructure costs to support the higher sales volume. The U.S. incurred additional sales promotional expenses in 2000 primarily as a result of the Company's decision to hold two major promotional events within the same year, compared to just one in 1999, as part of the Company's commitment to expand business in the U.S. market. In addition, the U.S. made a change in the lineage program in May 1999 that resulted in higher commissions expense for the full year 2000 compared to only seven months' impact in 1999. In Europe, SG&A expenses in 2000 decreased compared to 1999, as a result of expense containment measures, primarily in Germany. Developing markets, particularly Brazil, incurred additional SG&A expenses in year 2000 compared to 1999. Corporate expenses decreased approximately $1.1 million in 2000 from the 1999, primarily as a result of reduced compensation expenses, partially offset by expenses incurred in connection with the development of the Company's e-commerce systems.

     Restructuring and impairment charges. Restructuring and impairment charges for 2000 were $2.6 million and were $4.8 million in 1999. In 2000, the Company recorded approximately $1.6 million of restructuring charges and approximately $1.0 million of asset impairment charges. The restructuring charges in 2000 related to the Company's repositioning activities in Europe, and consisted primarily of severance costs. The asset impairment charges consisted of approximately $0.3 million related to the Company's repositioning activities in Europe and approximately $0.7 million relating to the writedown of certain capitalized computer software costs in the United States. In 2000, the Company consolidated the sales support and administrative functions for Austria, Italy, and the Netherlands in the Company's Germany office. Field sales personnel continue to perform sales and marketing functions in those locations, but the requirements for local office space and resources have been significantly reduced. In addition, the Company implemented a plan to close its Poland operation, and will be serving that territory through a distributor starting in mid-2001.

     In 1999, the Company recorded approximately $3.7 million of restructuring charges and approximately $1.1 million of asset impairment charges. The restructuring charges consisted of approximately $2.7 million of charges related to the outsourcing of the Company's U.S. product manufacturing functions, and approximately $1.0 million of other restructuring activities in the U.S., Europe and Mexico. Substantially all of the charges related to severance costs. The asset impairment charges consisted of approximately $1.1 million relating to long-lived assets (goodwill and trademarks) owned by its German subsidiary ("Jafra Germany"). The Company performed an impairment review and concluded that Jafra Germany's future undiscounted cash flows were below the carrying value of its related long-lived assets. Accordingly, the Company recorded a non-cash impairment loss of approximately $1.1 million to adjust the carrying values of Jafra Germany's goodwill and trademarks to their estimated fair values, which were determined based on anticipated future cash flows discounted at a rate commensurate with Jafra Germany's weighted average cost of capital.

     Loss (gain) on sale of assets. The Company's loss on sale of assets was $0.1 million in 2000, compared to a gain of $1.0 million in 1999, a decrease of $1.1 million. In 1999, the Company recognized a $1.0 million gain on the sales of a parcel of property and an office building in the United States.

     Exchange (loss) gain. The Company's foreign exchange loss in 2000 was $11.7 million, compared to an exchange gain of $3.3 million in 1999, a change of $15.0 million. The Company's foreign exchange gains and losses primarily result from its operations in Mexico. In 2000, foreign exchange losses of $11.3 million were incurred in Mexico, while in 1999, there were $3.7 million of exchange gains in Mexico. The net foreign exchange loss for 2000 has three elements: gains or losses on forward currency contracts, unrealized gains or losses on the remeasurement of U.S. dollar-denominated debt, and gains or losses on transactions denominated in foreign currencies. During December 1999, the Company implemented a hedging program to protect against potential devaluation of the Mexican peso, and purchased forward contracts selling Mexican pesos and buying U.S. dollars based upon forward exchange rates. These contracts are marked-to-market each month and the fair value of the contracts is included in current assets and liabilities, with the offsetting gain or loss included in exchange gain (loss) in the accompanying consolidated statements of operations. Throughout 2000, the forward currency contract pricing reflected the market's expectation that the peso would devalue relative to the dollar. However, in 2000, the peso to U.S. dollar exchange rate was stable, resulting in a $10.0 million exchange loss on forward contracts. The benefit of the stable peso is reflected in the Company's operating income. The remeasurement of U.S. dollar denominated-debt in 2000 resulted in an unrealized exchange loss of $0.7 million, as the peso weakened against the U.S. dollar at year-end. Net realized and unrealized losses on other foreign currency transactions were $0.6 million. The 1999 foreign exchange gains were primarily the result of remeasurement of U.S. dollar-denominated debt, as the peso strengthened against the U.S. dollar.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities. The derivative instruments utilized by the Company did not qualify for hedge accounting under the applicable accounting standards prior to adoption of SFAS 133, and accordingly such instruments were marked-to-market with gains and losses included as a component of exchange gain (loss) in the statements of operations for the years ended December 31, 2000 and 1999. Under SFAS 133, the Company's current mark-to-market accounting treatment will continue to be applied to certain of the Company's derivative instruments. However, under SFAS 133, the Company's use of forward contracts to hedge certain forecasted transactions will now qualify for hedge accounting. Unrealized gains and losses from such derivative instruments arising subsequent to January 1, 2001 will be deferred as a separate component of other comprehensive income, and will be recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment will result in the matching of gains and losses from certain forward exchange contracts with the corresponding gains and losses generated by the underlying hedged transactions.

     Interest expense. Interest expense decreased to $15.7 million in 2000 from $16.9 million in 1999, a decrease of $1.2 million, or 7.1%. Approximately $0.9 million of the reduced interest expense was due to the impact of debt restructuring activities which occurred in the latter part of 1999 and early 2000, whereby the Company repurchased a portion of its Notes with a face value of $24.8 million and replaced the repurchased Notes with debt under the Revolving Credit Facility, which currently has a lower effective interest rate than the Notes. The remainder of the decrease was due to a combination of lower average debt balances and lower average interest rates.

     Other income (expense). Other income for 2000 was $1.6 million, which consisted primarily of income related to a recovery of the effect of inflation upon accounts receivable due from the Mexican government. Other income (expense) in 1999 was nominal.

     Income tax expense. Income tax expense decreased to $10.0 million in 2000 from $10.9 million in 1999, a decrease of $0.9 million, or 8.3%. The decreased income tax expense for 2000 is the result of lower taxable income generated by the Company's Mexican subsidiary in 2000 as compared to 1999. In 2000, the Company's effective income tax rate decreased to 59.9% from a 67.7% effective income tax rate in 1999, driven by a decrease in the U.S. effective income tax rate to 31.1% in 2000 from 51.5% in 1999. The decrease in the U.S. effective income tax rate is due to utilization in 2000 of certain deferred tax assets that were previously fully reserved. Valuation allowances are provided against operating losses of European and South American subsidiaries, and against tax credit carryforwards in the United States.

     Net income (loss). Net income increased to $6.3 million in 2000 from $4.6 million in 1999, an increase of $1.7 million, or 37.0%. The increase was primarily due to a $27.7 million increase in gross profit, a $2.2 million decrease in restructuring and impairment charges, a $1.2 million decrease in interest expense, a $1.5 million increase in other income, a $0.9 million decrease in income tax expense, and a $0.3 million decrease in extraordinary loss on early extinguishment of debt, net of tax, partially offset by a $15.0 million increase in exchange losses, a $1.1 million decrease in loss (gain) on sale of assets, and a $16.0 million increase in SG&A expenses.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR DECEMBER 31, 1998

     Net sales. Net sales for 1999 increased to $299.2 million from $256.1 million in 1998, an increase of $43.1 million, or 16.8%. Sales in local currencies for 1999 increased by 23.6% over 1998. The sales in local currencies were higher than the increase measured in U.S. dollars, primarily as a result of a weaker average exchange rate for the Mexican peso when measured against the U.S. dollar in 1999 as compared to 1998. The Company's 1999 average number of consultants worldwide increased to approximately 275,000, or 19.6%, over the 1998 average. The Company defines consultant productivity as net sales in U.S. dollars per active consultant. In general, consultants are considered to be active if they place one order within four months. The Company's consultant productivity decreased 1.1% in 1999.

     In Mexico, net sales for 1999 increased to $175.9 million from $122.0 million in 1998, an increase of $53.9 million, or 44.2%. Sales in Mexico in local currency increased by 53.1% over 1998. The significant year to year increase was driven by the larger consultant base, product price increases, the introduction of new products and increased productivity of consultants. In Mexico, the 1999 average number of consultants increased to approximately 180,000, or 32.7% over the 1998 average. Consultant productivity in Mexico increased 9.7% in 1999.

     In the U.S., net sales for 1999 decreased to $74.1 million from $77.7 million in 1998, a decrease of $3.6 million, or 4.6%. Low margin sales to a third party manufacturer in 1999 and 1998 were $1.2 million and $3.1 million, respectively. Excluding the impact of these sales, net sales in the U.S. for 1999 decreased 2.3%, primarily due to small decreases in the number and productivity of consultants. In the U.S., the 1999 average number of consultants decreased to approximately 56,000, or 2.1% below the 1998 average. Consultant productivity in the U.S. decreased 0.5% in 1999.

     In Europe, net sales for 1999 decreased to $33.1 million from $41.0 million in 1998, a decrease of $7.9 million, or 19.3%. Contributing to the sales decline was an unfavorable exchange rate impact on sales of $1.3 million. Excluding the exchange rate impact, net sales decreased 16.0%, also due in part to decreases in the number and productivity of consultants. In Europe, the 1999 average number of consultants decreased to approximately 18,000, or 8.7% under the 1998 average. Consultant productivity in Europe decreased 5.7% in 1999.

     Gross profit. Gross profit in 1999 increased to $216.9 million from $177.1 million in 1998, an increase of $39.8 million, or 22.5%. Gross profit as a percentage of sales (gross margin) increased to 72.5% from 69.2%. Cost of sales for 1998 included a $2.7 million charge related to the sale of certain inventories, primarily in Mexico, that were revalued in conjunction with the Acquisition. Additionally, low margin third party sales in the U.S. in 1999 and 1998 were $1.2 million and $3.1 million, respectively. Excluding the effects of these items, adjusted gross margin was 72.8% and 71.1% for 1999 and 1998, respectively.

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

     Selling, general and administrative expenses. SG&A expenses in 1999 increased to $183.5 million from $164.4 million in 1998, an increase of $19.1 million, or 11.6%. SG&A as a percentage of net sales decreased in 1999 to 61.3% from 64.2% for 1998.

     In Mexico, SG&A expenses increased to $79.5 million from $59.8 million in 1998, an increase of $19.7 million, or 32.9%. The increased SG&A in Mexico related primarily to sales promotions, commissions and administrative expenses incurred to support growing sales. In addition, Mexico incurred $0.7 million of incremental expenses for amortization of goodwill and trademarks as a result of the Acquisition, representing a full year of amortization in 1999 versus eight months in 1998. In the U.S., SG&A expenses in 1999 increased to $46.3 million from $46.0 million in 1998, an increase of $0.3 million, or 0.7%. The U.S. incurred $0.5 million of incremental expenses for amortization of goodwill and trademarks in 1999 as a result of the Acquisition, representing a full year of amortization in 1999 versus eight months in 1998. Excluding those expenses, the SG&A spending in the U.S. actually declined by $0.2 million in 1999. In Europe, SG&A expenses in 1999 decreased to $26.4 million from $31.2 million in 1998, a decrease of $4.8 million, or 15.4%, due to a combination of lower variable expenses related to lower sales levels, and expense controls. Corporate expenses in 1999 increased to $17.4 million from $14.0 million, an increase of $3.4 million, or 24.3%, primarily as a result of increased personnel costs of the post-Acquisition management team.

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

     Also in 1999, the Company recognized an asset impairment charge of approximately $1.1 million relating to long-lived assets (goodwill and trademarks) owned by its German subsidiary ("Jafra Germany"). In the fourth quarter of 1999, concurrent with the Company's annual business planning process, the Company recognized that sales levels in Jafra Germany had declined more than anticipated since the Acquisition. The Company performed an impairment review and concluded that Jafra Germany's future undiscounted cash flows were below the carrying value of its related long-lived assets. Accordingly, the Company recorded a non-cash impairment loss of approximately $1.1 million to adjust the carrying values of Jafra Germany's goodwill and trademarks to their estimated fair values, which were determined based on anticipated future cash flows discounted at a rate commensurate with Jafra Germany's weighted average cost of capital.

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

     Interest expense. During 1999, the Company incurred $16.9 million of interest expense (including amortization of certain deferred financing fees) related to the debt incurred in conjunction with the Acquisition. Prior to the Acquisition, the Company was not leveraged, and accordingly, the 1998 expense included only eight months of Acquisition-related interest expense. During 1999, the Company obtained a Consent and Waiver to the Senior Credit Agreement that allowed the Company to repurchase the Notes in the open market from time to time, up to an aggregate amount of $25.0 million, and the Company repurchased a portion of its Notes with a face value of $14.0 million prior to maturity. In the first quarter of year 2000 the Company repurchased and retired additional Notes with a face value of $10.8 million prior to maturity. The repurchased Notes were replaced with lower cost debt under the Revolving Credit Facility.

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

     Net income (loss). Net income increased to $4.6 million in 1999 from a net loss of $3.9 million in 1998, an increase of $8.5 million. The increase was primarily due to a $39.8 million increase in gross profit, a $3.7 million increase in exchange gains, and a $1.2 million increase in loss (gain) on sale of assets, partially offset by a $19.1 million increase in SG&A expenses, the $4.8 million restructuring and impairment charges incurred in 1999, a $5.5 million increase in interest expense resulting from the Acquisition, a $6.3 million increase in income tax expense, and a $0.6 million extraordinary loss, net of tax, on early extinguishment of debt.

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

     The Company's liquidity needs arise primarily from principal and interest payments under the Notes, the Term Loan Facility and the Revolving Credit Facility. The Notes represent several obligations of Jafra Cosmetics International, Inc. ("JCI") and Jafra Cosmetics International, S.A. de C.V. ("Jafra S.A.") in the initial amount of $60 million and $40 million (subsequently reduced in 1999 and 2000 by the repurchases described below), respectively, with each participating on a pro rata basis upon redemption. The Notes mature in 2008 and bear a fixed interest rate of 11.75% payable semi-annually.

     Borrowings under the Senior Credit Agreement are payable in quarterly installments of principal and interest through April 30, 2004. Scheduled term loan principal payments under the Term Loan Facility will be approximately $4.5 million, $5.5 million, $6.5 million, and $2.5 million for each of the years from 2001 through 2004, respectively. Borrowings under the Revolving Credit Facility ($14.5 million as of December 31, 2000) mature on April 30, 2004. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 1.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 0.5%, plus an applicable margin not to exceed 0.625%). The interest rates in effect at December 31, 2000 ranged from approximately 8.1% to approximately 8.3% for the LIBOR-based borrowings, and the rate for the prime-based borrowings was approximately 10.1%. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra S.A. Interest expense in 2000 was $15.7 million, including approximately $1.4 million of non-cash amortization of deferred financing fees. During 2000, cash paid for interest was approximately $15.0 million.

     Both the indenture (the "Indenture"), dated as of April 30, 1998, under which the Notes were issued, and the Senior Credit Agreement contain certain covenants that limit the Company's ability to incur additional indebtedness, pay cash dividends and make certain other payments. The Indenture and the Senior Credit Agreement also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. As of December 31, 2000, the Company had two irrevocable standby letters of credit outstanding under the Revolving Credit Facility, totaling $1.8 million.

     The Notes are unsecured and are generally non-callable for five years. Thereafter, the Notes will be callable at premiums declining to par in the eighth year. Prior to May 1, 2001, JCI and Jafra S.A. at their option may concurrently redeem the Notes on a pro rata basis in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of the Notes.

     A Consent and Waiver, dated November 19, 1999, to the Senior Credit Agreement allows the Company to repurchase the Notes in the open market from time to time, with the aggregate purchase prices for all such Notes repurchased not to exceed $25.0 million. During the fourth quarter of 1999, the Company repurchased and retired Notes with a face value of $14.0 million prior to maturity. In the first quarter of year 2000, the Company repurchased and retired additional Notes with a face value of $10.8 million prior to maturity. The repurchased debt was replaced with debt under the Revolving Credit Facility which currently has a lower effective interest rate than the Notes.

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

     In connection with the Company's 1999 restructuring activities related to the closure and outsourcing of its U.S. product manufacturing functions as discussed in Note 10 to the consolidated financial statements, certain fixed assets and inventories were sold to the Contractor in exchange for secured promissory notes. The promissory note for the fixed assets was for an amount of approximately $1.5 million, carried an annual interest rate of 8%, and commenced payments on January 1, 2000. The promissory note for inventories of approximately $2.2 million was non-interest bearing, and commenced payments on October 1, 1999. At December 31, 1999, approximately $2.1 million of notes from the Contractor (reflected at present value, net of discount), as well as $0.5 million of unsecured accounts receivable, were included in receivables and approximately $1.0 million of notes, representing the non-current portion of the fixed asset notes from the Contractor, were included in other assets in the accompanying consolidated balance sheets. The note for the inventories was repaid in October 2000 and the note for the fixed assets was repaid in December 2000.

     During the fourth quarter of 2000, the Contractor obtained $1.0 million of advances from the Company in exchange for an unsecured promissory note. The note bears interest at an annual rate of 9% and is payable in monthly installments commencing on February 15, 2001. At December 31, 2000, approximately $0.9 million of the note was included in receivables and approximately $0.1 million of the note was included in other assets in the accompanying consolidated balance sheets.

RESTRUCTURING ACTIVITIES

     During 2000, the Company paid out approximately $2.0 million in charges related to restructuring activities. Approximately $1.0 million of the payments were for amounts accrued in 1999, consisting primarily of severance payments relating to the 1999 outsourcing of U.S. product manufacturing functions and certain other restructuring activities in Europe. An additional amount of approximately $1.0 million was paid relating to year 2000 repositioning activities in Europe, and consisted primarily of severance costs. The Company anticipates that substantially all of the remaining restructuring costs of approximately $0.7 million will be paid by the end of the third quarter of 2001.

CASH FLOWS

     Net cash provided by operating activities was $32.5 million in 2000, consisting of $23.2 million provided by net income adjusted for depreciation, amortization, and other non-cash items included in net income and $9.3 million provided by changes in operating assets and liabilities. The significant elements of the net cash provided by changes in operating assets and liabilities in 2000 were an increase of $12.1 million in accounts payable and a reduction in prepaid income taxes of $12.2 million, partially offset by an increase in inventories of $7.9 million and an increase in accounts receivable of $4.6 million. Net cash used by operating activities was $1.6 million in 1999, consisting of $20.7 million used by changes in operating assets and liabilities and $19.1 million provided by net income adjusted for depreciation, amortization, and other non-cash items included in net income. The significant elements of the net cash used by changes in operating assets and liabilities in 1999 were an increase in prepaid income taxes of $8.2 million, a reduction of accounts payable and accrued liabilities of $5.9 million, an increase in accounts receivable of $3.7 million, and an increase in prepaid assets of $3.0 million.

     Net cash used in investing activities was $7.2 million in 2000, compared to $3.1 million in 1999, an increase of $4.1 million. In 2000, investing activities consisted primarily of capital expenditures. In 1999, net cash used in investing activities consisted of capital expenditures of $5.8 million, payments of previously accrued Acquisition fees of $1.9 million and miscellaneous items totaling $1.0 million, partially offset by proceeds from the sales of a parcel of property and an office building of $5.6 million.

     Capital expenditures in 2001 are expected to be approximately $12.0 million, comprised of approximately $6.1 million for information technology, $3.2 million for production equipment and $2.7 million for space and facilities. These capital expenditures will be funded by cash from operations or borrowings under the revolving credit facility.

     Net cash used in financing activities was $23.5 million in 2000 compared to $7.4 million in 1999, an increase of $16.1 million. In 2000, the Company paid $10.6 million for repurchases of subordinated debt with a face value of $10.8 million, made net repayments of $10.5 million under the revolving credit facility, and made principal repayments of $3.5 million under the term loan facility. These debt repayment activities were partially offset by net proceeds of $0.8 million for issuances of common stock, net of repurchases, and net proceeds of $0.3 million from bank debt. In 1999, cash used in financing activities consisted primarily of $13.5 million for the repurchase of subordinated debt with a face value of $14.0 million and $2.5 million for principal repayments under the term loan facility, partially offset by net borrowings under the revolving credit facility of $8.5 million and net proceeds of $0.1 million for issuances of common stock.

     The effect of exchange rate changes on cash was $0.8 million for 2000 relating to fluctuations in the exchange rate of the peso and European currencies, primarily the deutschmark. The effect of exchange rate changes on cash was $1.4 million for 1999, relating primarily to fluctuations in the exchange rate of the peso.

FOREIGN OPERATIONS

     Sales outside of the United States aggregated 77%, 76%, and 70% of the Company's total net sales for the fiscal years 2000, 1999, and 1998, respectively. In addition, as of December 31, 2000, international subsidiaries comprised approximately 75% of the Company's consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. During December 1999, the Company implemented a hedging program to protect against potential devaluation of the Mexican peso. The Company purchases forward contracts selling Mexican pesos and buying U.S. dollars based upon forward exchange rates. These contracts are marked-to-market each month and the fair value of the contracts is included in current assets and liabilities, with the offsetting gain or loss included in exchange gain (loss) in the accompanying consolidated statements of operations. In 2000, the net loss on forward exchange contracts was $10.0 million, while in 1999 there was a $0.2 million gain as the positions were only outstanding for a short period of time.

     The Company's subsidiary in Mexico, Jafra S.A., generated approximately 62.2% of the Company's net sales for 2000, compared to 58.8% for 1999, substantially all of which were denominated in Mexican pesos.

During 2000, the peso strengthened against the dollar. Net sales for 2000 would have decreased by $2.3 million, or 1.2%, from reported amounts if average exchange rates in 2000 remained the same as in 1999.

     Mexico has experienced periods of high inflation in the past. During 1998, Jafra S.A.'s functional currency was the U.S. dollar because Mexico was considered to be a hyperinflationary economy during that period. As of January 1, 1999, Mexico was no longer considered a hyperinflationary economy, and from that date forward, the Company has accounted for its Mexican operations using the peso as its functional currency. Because the functional currency in Mexico is no longer the U.S. dollar, gains and losses of remeasuring such debt to the U.S. dollar from the peso are now included as a component of net income. The remeasurement of U.S. dollar denominated-debt resulted in an unrealized exchange loss of $0.7 million in 2000. Jafra S.A. had $37.6 million of U.S. dollar denominated third party debt and $20.1 million of U.S. dollar-denominated intercompany debt as of December 31, 2000.

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

     The Company intends to adopt the euro as its functional currency when the majority of its transactions in the member countries are conducted in the euro. The Company is currently identifying the impact the euro will have on its information systems throughout Europe. The Company has identified that its European commercial system will not support the euro, and that modifications are required in order to adapt the commercial system to support the euro. The Company plans to begin modifying its system in the second quarter of 2001, expects to complete the necessary modifications by the end of 2001, and does not expect to incur significant expenses in achieving a euro-compliant system. The Company does not expect the introduction of the euro to materially adversely affect its business, financial condition, or results of operations.

BUSINESS TRENDS AND INITIATIVES

     The Company has experienced significant sales growth and an increased concentration of sales in Mexico over the last three years, due primarily to increases in the number of consultants. In 2000, the Company's Mexican subsidiary generated 62% of the Company's consolidated net sales, compared to 48% for 1998. Sales growth in Mexico during 1998 and 1999 was over 40% per year in local currency, but slowed to a growth rate of 13% in local currency in 2000. Assuming a continued stable economic environment, the Company expects to continue to grow its revenues and representative base in Mexico, but at rates in the range of 10-12% per year.

     The Company is employing a strategy to leverage diversification through growth in other markets besides Mexico. Late in 2000, the U.S. subsidiary took a strategic step to recognize the distinct elements of its General and Hispanic customer groups, and appointed separate General Managers for these distinct business divisions. Each of these divisions plans to implement programs tailored to the specific needs of its customers in 2001, and U.S. sales growth is expected to be in the high single digits.

     Net sales in Europe for 2000 declined at a rate of approximately 19% from the comparable period of the prior year, primarily due to declines in both the number and productivity of consultants, along with an unfavorable exchange rate impact. European sales have declined from approximately 16% of the Company's business in 1998 to approximately 8% of the Company's business in 2000. While no assurance can be given, the Company expects to achieve approximately the same level of European sales in year 2001 as was achieved in 2000, but at higher operating profit as a result of the repositioning and restructuring activities undertaken during 2000. See "-- Results of Operations".

     During 1999 and 2000, the Company has made significant investments in new markets in South America. Sales in the South American region grew by over 20% in 2000 and are expected to continue to grow at even higher rates as the new markets continue to develop. In 2000, net sales generated by subsidiaries in the South American region were approximately 6% of consolidated net sales, but the Company expects the region to contribute approximately 9% of consolidated sales for 2001.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     Certain of the statements contained in this report (other than the Company's consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "Business -- Strategy" concerning (a) the Company's belief that the senior management team will continue to provide the dynamic leadership required to attract new consultants and managerial talent, inspire new and existing consultants to greater productivity and execute the Company's new market development strategy; (b) the Company's plans to expand its consultant base in developed markets and to increase consultant productivity; (c) the Company's plans to continuously introduce new and enhanced products based on technological advances and consumer demand; (d) the Company's belief that its existing distribution and manufacturing capabilities provide a strong platform for the Company to expand into and within new and developing markets and thereby diversify its revenue base; (e) the Company's intention to focus its expansion efforts in new and developing markets; (f) the Company's plan to enhance its use of the Internet including by enabling U.S. consultants to submit orders and payments electronically and its belief that use of the Internet by its consultants will result in better service to customers at a lower cost and increase the overall satisfaction level of its consultants; and (g) the Company's plans to continue to improve operating efficiency through cost-cutting, better inventory management, and streamlining of marketing efforts and product lines; the Company's plan to place greater marketing focus on certain types of "limited life" products and its belief that the focus on these products will lead to a faster level of inventory turns and a reduced investment in inventories; (ii) the statements in "Business -- Products" concerning (a) the Company's plan to launch a major redesign of the Color line at the end of 2001,
(b) the Company's plans to launch a new product containing retinol in capsule form in mid-2001, (c) the Company's plan to introduce two new global fragrances, one fragrance for the Mexico market, and up to six new fragrances in Brazil in 2001, (d) the Company's plans to launch fitness and well-being body care products for use in conjunction with exercise and leisure activities in 2001;
(iii) the statement in "Business -- International Operations" that the Company intends to increase revenues in markets other than Mexico in order to diversify its revenue base and to minimize any adverse impact that a downturn in the Mexican economy may have on the Company; (iv) the statement in "Business -- Manufacturing" that goods and raw materials used in the Company's products generally are available or can be obtained to Company specifications from more than one potential supplier; (v) the statement in "Business -- Distribution" that management believes its facilities are adequate to meet demand in its existing markets for the foreseeable future; (vi) the statements in "Business -- Management Information Systems" concerning (a) the Company's expectation that the remainder of its e-commerce system is expected to be implemented in the second quarter of 2001; (b) the Company's expectations that during 2001, European information systems will be modified to support a streamlined European organization and to achieve compliance with the euro, (c) the Company's expectation that during 2001, a new business system will be implemented in Brazil to enhance financial and inventory management, (d) the Company's belief that commercial systems currently existing in its major markets are adequate to support its business activities for the next two to three years, and (e) the Company's expectation that a new commercial system will be implemented globally in a phased approach beginning in the latter part of 2001 and continuing to 2004; (vii) the statement in "Business -- Environmental Matters" that the Company believes that environmental laws and regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position; (viii) other statements as to management's or the Company's expectations, intentions and beliefs presented in "Business"; (ix) the statement in "Properties" that the Company's properties are suitable to meet its anticipated requirements; (x) the statement in "Legal Proceedings" that the Company believes that the resolution of the routine legal matters in which it is involved will not have a material adverse effect on the Company's business, financial condition or results of operations; (xi) the statement in "-- Liquidity and Capital Resources" that the Company believes that it will have sufficient liquidity to meet its cash requirements and working capital needs over the next year, (xii) the statement in "-- Cash Flows" that the Company expects capital expenditures in 2001 to be approximately $12.0 million, (xiii) the statements in "-- European Economic and Monetary Union" concerning the Company's expectations that (a) use of the euro by the Company or its consultants will not be significant and (b) the introduction of the euro will not materially adversely affect its business, financial condition or results of operations; (xiv) the statements in "-- Business Trends and Initiatives" that
(a) assuming a continued stable economic environment, the Company expects to continue to grow its revenues and representative base in Mexico, but at rates in the range of 10 - 12% per year, (b) the Company's plans to implement programs tailored to the specific needs of the customers of each of the U.S. divisions in 2001; (c) the Company's expectation that U.S. sales growth will be in the high single digits in 2001; (d) the Company's expectation that sales in Europe in 2001 will be approximately the same level as in 2000, but at a higher operating profit, and (e) the Company's expectation that its percentage of net sales in South America will increase to approximately 9% of consolidated sales for 2001 and (xv) other statements as to management's or the Company's expectations or beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Forward-looking statements are based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The following important factors, and those important factors described elsewhere in this report (including, without limitation, those discussed in "Business -- Strategy," "-- International Operations," "-- Distribution,"
"-- Manufacturing," "-- Management Information Systems," "-- Environmental Matters," "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations," "-- Liquidity and Capital Resources," "-- Foreign Operations,"
"-- European Economic and Monetary Union" and "-- Business Trends and Initiatives"), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements:

     - The Company's high degree of leverage could have important consequences to the Company, including but not limited to the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes; (iii) certain of the Company's borrowings will be at variable rates of interest, which could cause the Company to be vulnerable to increases in interest rates and
       (iv) the Company may be more vulnerable to economic downturns and be limited in its ability to withstand competitive pressures.

     - The Company's ability to make scheduled payments or to refinance its obligations with respect to its indebtedness, and to comply with the covenants and restrictions contained in the instruments governing such indebtedness, will depend on its financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond its control, including operating difficulties, increased operating costs, market cyclicality, product prices, the response of competitors, regulatory developments, and delays in implementing strategic projects.

     - The Company's ability to meet its debt service and other obligations will depend in significant part on the extent to which the Company can implement successfully its business strategy. The components of the Company's strategy are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company.

     - The Company's ability to conduct and expand its business outside the United States and the amount of revenues derived from foreign markets are subject to the risks inherent in international operations. The Company's international operations may be adversely affected by import duties or other legal restrictions on imports, currency exchange control regulations, transfer pricing regulations, the possibility of hyperinflationary conditions and potentially adverse tax consequences, among other things. Given the balance of payment deficits and shortages in foreign exchange reserves that many such economies, including the Mexican economy, have suffered in recent years, there can be no assurance that the governments of nations in which the Company operates, or intends to expand, will not take actions that materially adversely affect the Company and its business.

     - The direct selling cosmetics and personal care products business is highly competitive. A number of the Company's competitors, including Avon and Mary Kay, are significantly larger and have substantially greater resources and less leverage than the Company, which may provide them with greater flexibility to respond to changing business and economic conditions than the Company. An increase in the amount of competition faced by the Company, or the inability of the Company to compete successfully, could have a material adverse effect on the Company's business, financial condition and results of operations.

     - The Company's ability to anticipate changes in market and industry trends and to successfully develop and introduce new and enhanced products on a timely basis will be a critical factor in its ability to grow and to remain competitive. There can be no assurance that new products and product enhancements will be completed on a timely basis or will enjoy market acceptance following their introduction. In addition, the anticipated development schedules for new or improved products are inherently difficult to predict and are subject to delay or change as a result of shifting priorities in response to customers' requirements and competitors' new product introductions.

     - The Company is subject to or affected by governmental regulations concerning, among other things, (i) product formulation, (ii) product claims and advertising, whether made by the Company or its consultants,
       (iii) fair trade and distributor practices and (iv) environmental, health and safety matters. In addition, new regulations could be adopted or any of the existing regulations could be changed at any time in a manner that could have a material adverse effect on the Company's business and results of operations. Present or future health or safety or food and drug regulations could delay or prevent the introductions of new products into a given country or marketplace or suspend or prohibit the sale of existing products in such country or marketplace. The Company believes that it is in compliance in all material respects with such laws and regulations now in effect.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks arising from transactions in the normal course of its business, and from debt incurred in connection with the Acquisition. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company's credit standing. During the fourth quarter of 2000, the Company received upgraded Company credit ratings from both S&P and Moody's, to current ratings of B+ and B2, respectively.

INTEREST RATE RISK

     The Company has U.S. dollar denominated debt obligations in both the United States and Mexico that have fixed and variable interest rates and mature on various dates. The tables below present principal cash flows and related interest rates by fiscal year of maturity:

                DEBT OBLIGATION INFORMATION AT DECEMBER 31, 2000
                       (AMOUNTS IN U.S. DOLLARS IN 000'S)

                                                          EXPECTED YEAR OF MATURITY                        FAIR VALUE
                                       ----------------------------------------------------------------   DECEMBER 31,
                                        2001     2002     2003     2004     2005   THEREAFTER    TOTAL      2000(1)
                                       ------   ------   ------   -------   ----   ----------   -------   ------------
Senior Subordinated Notes, Term Loan,
  and Revolving Credit Facility
    Fixed Rate (US$).................                                               $75,180     $75,180     $77,435
    Average Interest Rate............                                                 11.75%
    Variable Rate (US$)..............  $4,846   $5,500   $6,500   $17,000   --           --      33,846      33,846
    Average Interest Rate............    8.95%    8.13%    8.13%     8.29%  --           --

                DEBT OBLIGATION INFORMATION AT DECEMBER 31, 1999
                       (AMOUNTS IN U.S. DOLLARS IN 000'S)

                                                          EXPECTED YEAR OF MATURITY                         FAIR VALUE
                                      ------------------------------------------------------------------   DECEMBER 31,
                                       2000     2001     2002     2003     2004     THEREAFTER    TOTAL      1999(1)
                                      ------   ------   ------   ------   -------   ----------   -------   ------------
Senior Subordinated Notes, Term
  Loan, and Revolving Credit
  Facility
  Fixed Rate (US$)..................                                                 $86,000     $86,000     $83,850
  Average Interest Rate.............                                                   11.75%
  Variable Rate (US$)...............  $3,500   $4,500   $5,500   $6,500   $27,500         --      47,500      47,500
  Average Interest Rate.............    8.89%    8.89%    8.89%    8.89%     8.89%        --

- ---------------
(1) The Company's estimate of the fair value of its Senior Subordinated Notes at December 31, 2000 was based on discussions with one of the Company's largest bondholders, and an analysis of current market interest rates and the Company's credit rating. The Company's estimate of the fair value of its Senior Subordinated Notes at December 31, 1999 was based upon quoted market prices. As the Company's Revolving Credit Facilities and the Term Loan are variable rate debt, and the interest rate spread paid by the Company is adjusted for changes in certain financial ratios of the Company, the fair value of the Revolving Credit Facilities and the Term Loan approximated their carrying amounts at December 31, 2000 and 1999.

FOREIGN CURRENCY RISK

     The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. All intercompany product sales are denominated in U.S. dollars. In addition, 77% of the Company's 2000 revenue was generated in countries with a functional currency other than the U.S. dollar. As a result, the Company's earnings and cash flows are exposed to fluctuations in foreign currency exchange rates.

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

     The tables below describe the forward contracts that were outstanding at December 31, 2000 and 1999 (dollar amounts in thousands). These foreign currency forward contracts do not qualify as hedging transactions under the current accounting definitions and, accordingly, have been marked-to-market through income.

DECEMBER 31, 2000:

                                                                             WEIGHTED
                                                   FORWARD                   AVERAGE
                                                 POSITION IN     MATURITY    CONTRACT      FAIR
               FOREIGN CURRENCY                 US DOLLARS(1)      DATE        RATE      VALUE(1)
               ----------------                 -------------    --------    --------    --------
Buy US Dollar/sell Mexican Peso...............     $ 6,980        1/26/01     10.12      $ 6,679
Buy US Dollar/sell Mexican Peso...............       7,500        2/26/01     10.20        7,187
Buy US Dollar/sell Mexican Peso...............       7,529        3/30/01     10.36        7,162
Buy US Dollar/sell Mexican Peso...............       5,915        4/30/01     10.48        5,607
Buy US Dollar/sell Mexican Peso...............       2,828        5/31/01     10.61        2,670
Buy US Dollar/sell Mexican Peso...............       3,907        6/29/01     10.24        3,861
Buy US Dollar/sell Mexican Peso...............       2,618        7/31/01     10.31        2,588
Buy US Dollar/sell Mexican Peso...............      11,816        8/31/01     10.32       11,804
Buy US Dollar/sell Mexican Peso...............      12,125        9/28/01     10.39       12,119
Buy US Dollar/sell Mexican Peso...............       2,336       10/30/01     10.70        2,290
Buy US Dollar/sell Mexican Peso...............      10,275       10/31/01     10.71       10,078
Buy US Dollar/sell Mexican Peso...............       2,878       11/30/01     10.43        2,934
Buy US Dollar/sell Mexican Peso...............       4,110       12/27/01     10.71        4,120
                                                   -------                               -------
                                                   $80,817                               $79,099
                                                   =======                               =======

DECEMBER 31, 1999:

                                                                             WEIGHTED
                                                   FORWARD                   AVERAGE
                                                 POSITION IN     MATURITY    CONTRACT      FAIR
               FOREIGN CURRENCY                 US DOLLARS(1)      DATE        RATE      VALUE(1)
               ----------------                 -------------    --------    --------    --------
Buy US Dollar/sell Mexican Peso...............     $ 3,658        3/31/00      9.671     $ 3,690
Buy US Dollar/sell Mexican Peso...............       3,822        4/28/00      9.770       3,856
Buy US Dollar/sell Mexican Peso...............       2,885        5/31/00      9.900       2,907
Buy US Dollar/sell Mexican Peso...............       3,937        6/30/00     10.008       3,967
Buy US Dollar/sell Mexican Peso...............       1,947        7/31/00     10.118       1,962
Buy US Dollar/sell Mexican Peso...............       2,988        8/31/00     10.223       3,010
Buy US Dollar/sell Mexican Peso...............       3,818        9/29/00     10.326       3,846
Buy US Dollar/sell Mexican Peso...............       3,593       10/31/00     10.438       3,617
Buy US Dollar/sell Mexican Peso...............       2,814       11/30/00     10.548       2,829
                                                   -------                               -------
                                                   $29,462                               $29,684
                                                   =======                               =======

- ---------------
(1) The "Forward Position in U.S. Dollars" and the "Fair Value" presented above represent notional amounts. The net of these two amounts, an unrealized loss of $1,718,000 at December 31, 2000 and an unrealized gain of $222,000 at December 31, 1999, represents the carrying value of the forward contracts (which approximates fair value) and has been recorded as a liability and an asset in the accompanying consolidated balance sheets as of December 31, 2000 and 1999, respectively.

     Prior to entering into foreign currency exchange contracts, the Company evaluates the counter parties' credit ratings. Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted. The Company does not currently anticipate non-performance by such counter parties.

     Based upon the $80.8 million of outstanding forward contracts at December 31, 2000, if the peso to U.S. dollar exchange rate strengthened by 10%, a $14.4 million foreign currency loss on the settlement of forward contracts would result. However, gains would be realized on the Company's underlying hedged transactions.

     The Company's Mexican subsidiary, Jafra S.A., had U.S. dollar denominated debt of $57.7 million and $84.9 million at December 31, 2000 and 1999, respectively. During 2000, the value of the peso to the U.S. dollar decreased by 1.8%, and Jafra S.A. incurred a $0.7 million foreign currency transaction loss related to the remeasurement and repayment of U.S. dollar denominated debt.

     Based upon the $57.7 million of outstanding debt at December 31, 2000, a 10% decline in the peso to U.S. dollar exchange rate would result in a $5.8 million foreign currency transaction loss.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS -- CDRJ INVESTMENTS (LUX) S.A. AND
SUBSIDIARIES

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   29
Consolidated Balance Sheets -- As of December 31, 2000 and
  1999......................................................   30
Consolidated Statements of Operations -- For the years ended
  December 31, 2000 and 1999, the eight-month period ended
  December 31, 1998, and the four-month period ended April
  30, 1998..................................................   31
Consolidated Statements of Stockholders' Equity -- For the
  years ended December 31, 2000 and 1999, the eight-month
  period ended December 31, 1998, and the four-month period
  ended April 30, 1998......................................   32
Consolidated Statements of Cash Flows -- For the years ended
  December 31, 2000 and 1999, the eight-month period ended
  December 31, 1998, and the four-month period ended April
  30, 1998..................................................   33
Notes to Consolidated Financial Statements..................   35
FINANCIAL STATEMENTS -- JAFRA COSMETICS INTERNATIONAL, INC.
  Independent Auditors' Report..............................   57
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................   58
  Consolidated Statements of Operations for the years ended
     December 31, 2000 and 1999, the eight-month period
     ended December 31, 1998, and the four-month period
     ended April 30, 1998...................................   59
  Consolidated Statements of Stockholder's Equity for the
     years ended December 31, 2000 and 1999, the eight-month
     period ended December 31, 1998, and the four-month
     period ended April 30, 1998............................   60
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000 and 1999, the eight-month period
     ended December 31, 1998, and the four-month period
     ended April 30, 1998...................................   61
  Notes to Consolidated Financial Statements................   62
FINANCIAL STATEMENTS -- JAFRA COSMETICS INTERNATIONAL, S.A.
  DE C.V.
  Independent Auditors' Report..............................   80
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................   81
  Consolidated Statements of Operations for the years ended
     December 31, 2000 and 1999, the eight-month period
     ended December 31, 1998, and the four-month period
     ended April 30, 1998...................................   82
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 2000 and 1999, the eight-month
     period ended December 31, 1998, and the four-month
     period ended April 30, 1998............................   83
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000 and 1999, the eight-month period
     ended December 31, 1998, and the four-month period
     ended April 30, 1998...................................   84
  Notes to Consolidated Financial Statements................   85
Schedule II -- Valuation and Qualifying Accounts............   97

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CDRJ Investments (Lux) S.A.
Luxembourg

     We have audited the accompanying consolidated balance sheets of CDRJ Investments (Lux) S.A. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and the eight-month period ended December 31, 1998 and the combined statements of operations, divisional equity, and cash flows of Jafra Cosmetics International (the "Predecessor") for the four-month period ended April 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CDRJ Investments (Lux) S.A. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and the eight-month period ended December 31, 1998 and the combined results of operations and cash flows of the Predecessor for the four-month period ended April 30, 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

March 22, 2001
Los Angeles, California

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................    $  5,838        $  4,906
  Receivables, less allowances for doubtful accounts of
     $3,553 in 2000 and $3,087 in 1999......................      35,919          31,277
  Inventories...............................................      38,146          30,290
  Prepaid income taxes......................................       1,869          13,875
  Prepaid expenses and other current assets (including
     value-added tax receivables of $5,329 in 2000 and
     $6,053 in 1999)........................................      10,296           8,608
                                                                --------        --------
          Total current assets..............................      92,068          88,956
Property and equipment, net.................................      51,448          50,607
Other assets:
  Goodwill, net.............................................      72,260          75,323
  Trademarks, net...........................................      49,375          51,605
  Deferred financing fees and other, net....................      11,793          11,886
                                                                --------        --------
          Total.............................................    $276,944        $278,377
                                                                ========        ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt, including current portion of long-term
     debt...................................................    $  4,846        $  3,500
  Accounts payable..........................................      27,988          15,005
  Accrued liabilities.......................................      34,223          33,424
  Income taxes payable......................................         426             276
  Deferred income taxes.....................................       5,391           2,587
                                                                --------        --------
          Total current liabilities.........................      72,874          54,792
Long-term debt..............................................     104,180         130,000
Deferred income taxes.......................................      16,357          15,731
Other long-term liabilities.................................       2,366           2,060
                                                                --------        --------
          Total liabilities.................................     195,777         202,583
                                                                --------        --------
Commitments and contingencies...............................          --              --
Stockholders' equity:
  Common stock, par value $2.00; authorized, 1,020,000
     shares; issued and outstanding, 834,293 shares in 2000
     and 830,659 shares in 1999.............................       1,669           1,661
  Additional paid-in capital................................      82,194          81,381
  Retained earnings (deficit)...............................       2,942          (3,393)
  Accumulated other comprehensive loss......................      (5,572)         (3,855)
                                                                --------        --------
                                                                  81,233          75,794
  Less treasury stock, at cost, 316 shares..................         (66)             --
                                                                --------        --------
          Total stockholders' equity........................      81,167          75,794
                                                                --------        --------
          Total.............................................    $276,944        $278,377
                                                                ========        ========

          See accompanying notes to consolidated financial statements.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                          PREDECESSOR
                                                                                          -----------
                                                                          EIGHT MONTHS    FOUR MONTHS
                                           YEAR ENDED      YEAR ENDED        ENDED           ENDED
                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     APRIL 30,
                                              2000            1999            1998           1998
                                          ------------    ------------    ------------    -----------
Net sales...............................    $324,140        $299,165        $176,210        $79,920
Cost of sales...........................      79,559          82,239          56,324         22,666
                                            --------        --------        --------        -------
     Gross profit.......................     244,581         216,926         119,886         57,254
Selling, general and administrative
  expenses..............................     199,473         183,549         112,643         51,813
Restructuring and impairment charges....       2,626           4,812              --             --
Loss (gain) on sale of assets...........         150          (1,043)            150             --
                                            --------        --------        --------        -------
     Income from operations.............      42,332          29,608           7,093          5,441
Other income (expense):
  Exchange (loss) gain..................     (11,652)          3,330          (1,742)         1,376
  Interest (expense) income, net........     (15,659)        (16,888)        (11,431)            78
  Other income (expense), net...........       1,563              24            (201)           104
                                            --------        --------        --------        -------
Income (loss) before income taxes and
  extraordinary item....................      16,584          16,074          (6,281)         6,999
Income tax expense......................       9,934          10,874           1,760          2,899
                                            --------        --------        --------        -------
Income (loss) before extraordinary
  item..................................       6,650           5,200          (8,041)         4,100
Extraordinary loss on early
  extinguishment of debt, net of income
  tax benefit of $195 in 2000 and $177
  in 1999...............................         315             552              --             --
                                            --------        --------        --------        -------
Net income (loss).......................    $  6,335        $  4,648        $ (8,041)       $ 4,100
                                            ========        ========        ========        =======

          See accompanying notes to consolidated financial statements.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT FOR SHARES)

                                                                                                                   PREDECESSOR
                                                                                                                      FOUR
                                                                                                 EIGHT MONTHS        MONTHS
                                                          YEAR ENDED          YEAR ENDED             ENDED            ENDED
                                                         DECEMBER 31,        DECEMBER 31,        DECEMBER 31,       APRIL 30,
                                                             2000                1999                1998             1998
                                                       -----------------   -----------------   -----------------   -----------
                                                       SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT      AMOUNT
                                                       -------   -------   -------   -------   -------   -------   -----------
COMMON STOCK:
  Balance, beginning of period.......................  830,659   $ 1,661   829,940   $ 1,660        --        --    $ 49,567
  Common stock issued upon formation of                     --        --        --        --        --        --          --
    CDRJ Investments (Lux) S.A., April 30, 1998......       --        --        --        --   789,503   $ 1,579          --
  Issuance of common stock...........................    3,634         8       719         1    40,437        81          --
                                                       -------   -------   -------   -------   -------   -------    --------
  Balance, end of period.............................  834,293     1,669   830,659     1,661   829,940     1,660      49,567
                                                       -------   -------   -------   -------   -------   -------    --------
ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of period.......................             81,381              81,275                  --       4,564
  Common stock issued upon formation of                               --                  --                  --          --
    CDRJ Investments (Lux) S.A., April 30, 1998......                 --                  --              77,371          --
  Issuance of common stock...........................                813                 106               3,904          --
                                                       -------   -------   -------   -------   -------   -------    --------
  Balance, end of period.............................             82,194              81,381              81,275       4,564
                                                       -------   -------   -------   -------   -------   -------    --------
RETAINED EARNINGS (DEFICIT):
  Balance, beginning of year.........................             (3,393)             (8,041)                 --      77,513
  Net income (loss)..................................              6,335               4,648              (8,041)      4,100
  Net loss for foreign subsidiaries due to                            --                  --                  --
    change in reporting period (unaudited)...........                 --                  --                  --      (1,197)
  Dividends paid to Gillette.........................                 --                  --                  --     (20,990)
  Capital contributions by Gillette..................                 --                  --                  --      31,735
                                                       -------   -------   -------   -------   -------   -------    --------
  Balance, end of period.............................              2,942              (3,393)             (8,041)     91,161
                                                       -------   -------   -------   -------   -------   -------    --------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
  Balance, beginning of year.........................             (3,855)                547                  --     (54,340)
  Currency translation adjustments...................             (1,717)             (4,402)                547        (333)
                                                       -------   -------   -------   -------   -------   -------    --------
  Balance, end of period.............................             (5,572)             (3,855)                547     (54,673)
                                                       -------   -------   -------   -------   -------   -------    --------
TREASURY STOCK, AT COST:
  Balance, beginning of year.........................       --        --        --        --        --        --          --
  Purchases of treasury stock........................      948      (199)    2,317      (346)       --        --          --
  Exercise of stock options..........................     (158)       33      (579)       86                              --
  Issuances of common stock..........................     (474)      100    (1,738)      260        --        --          --
                                                       -------   -------   -------   -------   -------   -------    --------
  Balance, end of period.............................      316       (66)       --        --        --        --          --
                                                       -------             -------             -------
        Total Stockholders' Equity...................  834,609   $81,167   830,659   $75,794   829,940   $75,441    $ 90,619
                                                       =======   =======   =======   =======   =======   =======    ========
COMPREHENSIVE INCOME (LOSS):
  Net income (loss)..................................            $ 6,335             $ 4,648             $(8,041)   $  4,100
  Currency translation adjustments...................             (1,717)             (4,402)                547        (333)
                                                                 -------             -------             -------
        Total Comprehensive Income (Loss)............            $ 4,618             $   246             $(7,494)   $  3,767
                                                                 =======             =======             =======

- ---------------
(1) Stockholders' equity of the Predecessor represents the combined stockholders' equity and divisional equity of the Predecessor entities.

          See accompanying notes to consolidated financial statements.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 PREDECESSOR
                                                                                                 -----------
                                                                YEARS ENDED       EIGHT MONTHS   FOUR MONTHS
                                                               DECEMBER 31,          ENDED          ENDED
                                                            -------------------   DECEMBER 31,    APRIL 30,
                                                              2000       1999         1998          1998
                                                            --------   --------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).......................................  $  6,335   $  4,648    $  (8,041)     $  4,100
    Extraordinary loss on early extinguishment of debt,
      net of taxes........................................       315        552           --            --
                                                            --------   --------    ---------      --------
  Income (loss) before extraordinary item.................     6,650      5,200       (8,041)        4,100
  Adjustments to reconcile income (loss) before
    extraordinary item to net cash provided by (used in)
    operating activities:
    Loss (gain) on sale of property and equipment.........       150     (1,043)         150            --
    Depreciation and amortization.........................     7,632      7,119        5,089         1,363
    Amortization of deferred financing fees...............     1,430      1,832        1,407            --
    Asset impairment charge...............................     1,019      1,084           --            --
    Unrealized foreign exchange loss (gain)...............     2,918     (2,377)          --            --
    Deferred income taxes.................................     3,430      7,320        4,516           375
    Changes in operating assets and liabilities:
      Receivables, net....................................    (4,578)    (3,686)      (4,095)       (2,063)
      Inventories.........................................    (7,856)       613        5,260          (512)
      Prepaid expenses and other current assets...........    (1,688)    (2,960)      (2,313)       (7,457)
      Other assets........................................      (927)    (1,182)        (760)        3,948
      Accounts payable and accrued liabilities............    12,065     (5,904)      19,699        (7,144)
      Income taxes payable/prepaid........................    12,156     (8,198)      (2,878)         (247)
      Other long-term liabilities.........................        57        627           80          (408)
                                                            --------   --------    ---------      --------
         Net cash provided by (used in) operating
           activities.....................................    32,458     (1,555)      18,114        (8,045)
                                                            --------   --------    ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Jafra Business, net of cash received of
    $2,339................................................        --         --     (187,226)           --
  Withholding taxes on purchase price.....................        --         --      (12,929)           --
  Payments of previously accrued Acquisition fees.........        --     (1,856)      (7,542)           --
  Proceeds from sale of property and equipment............       675      5,551        2,917         8,811
  Purchases of property and equipment.....................    (7,105)    (5,798)      (6,367)       (6,124)
  Other...................................................      (760)      (991)          --           (97)
                                                            --------   --------    ---------      --------
         Net cash provided by (used in) investing
           activities.....................................    (7,190)    (3,094)    (211,147)        2,590
                                                            --------   --------    ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance (repurchase) of subordinated debt..............   (10,597)   (13,490)     100,000            --
  Borrowings (repayments) under term loan facility........    (3,500)    (2,500)      25,000            --
  Net borrowings (repayments) under revolving credit
    facility..............................................   (10,500)     8,500       16,500            --
  Net proceeds from bank debt.............................       346         --           --            --
  Capital contributions by Gillette.......................        --         --           --         5,013
  Transactions with Gillette and other divisions..........        --         --           --       (13,792)
  Issuance of common stock................................       954        457       82,707            --
  Repurchase of common stock..............................      (199)      (346)          --            --
  Deferred financing fees.................................        --         --      (12,471)           --
                                                            --------   --------    ---------      --------
         Net cash provided by (used in) financing
           activities.....................................   (23,496)    (7,379)     211,736        (8,779)
                                                            --------   --------    ---------      --------
Effect of exchange rate changes on cash...................      (840)    (1,424)        (573)         (333)
Effect of accounting calendar change on cash..............        --         --           --         6,276
                                                            --------   --------    ---------      --------
Net increase (decrease) in cash and cash equivalents......       932    (13,452)      18,130        (8,291)
Cash and cash equivalents at beginning of period..........     4,906     18,358          228        10,231
                                                            --------   --------    ---------      --------
Cash and cash equivalents at end of period................  $  5,838   $  4,906    $  18,358      $  1,940
                                                            ========   ========    =========      ========
                                                                                                 (Continued)

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

                                                                                                 PREDECESSOR
                                                                                                 -----------
                                                                YEARS ENDED       EIGHT MONTHS   FOUR MONTHS
                                                               DECEMBER 31,          ENDED          ENDED
                                                            -------------------   DECEMBER 31,    APRIL 30,
                                                              2000       1999         1998          1998
                                                            --------   --------   ------------   -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest..............................................  $ 15,027   $ 16,656    $   8,301      $    501
    Income taxes..........................................    (5,652)    10,541        4,402         4,135
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  In connection with the Acquisition at April 30, 1998,
    certain intercompany balances between Gillette and the
    Predecessor were forgiven. These amounts were
    accounted for as direct contributions to (reductions
    from) equity:
    Intercompany accounts payable.........................  $     --   $     --    $      --      $ 26,722
    Intercompany accounts receivable......................        --         --           --       (20,990)

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

     The accompanying consolidated financial statements as of and for the years ended December 31, 2000 and 1999 and for the eight-month period ended December 31, 1998 reflect the operations of the Parent and its subsidiaries. The accompanying combined financial statements for the four months ended April 30, 1998 reflect the operations of the Jafra Business prior to the Acquisition and are referred to as the "Predecessor" operations. All significant intercompany or interdivisional accounts and transactions between entities comprising the Jafra Business have been eliminated in consolidation and combination.

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

     The purchase price for the Jafra Business was approximately $212.4 million (excluding $12.0 million of financing fees and expenses), consisting of $202.5 million in cash ($2.5 million of which was determined and paid subsequent to the Acquisition date) and $9.9 million of Acquisition fees. The $202.5 million cash purchase price included $187.1 million paid by the Company directly to Gillette in cash at the closing date, (net of cash of $2.3 million received as part of the Acquisition), and $12.9 million of withholding taxes paid by

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES the Company on behalf of Gillette subsequent to the closing date of the Acquisition. In addition, on November 3, 1998, the Company paid Gillette an additional $2.5 million (net of a receivable from Gillette of $5.1 million) as a final adjustment of the purchase price. The Acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their respective fair values at the date of Acquisition based on valuations and other studies. The following sets forth the purchase price allocation (amounts in millions):

Net tangible assets acquired (net of liabilities assumed of
  $38.2 million)............................................  $ 69.0
Allocation of excess purchase price:
  Property and equipment....................................    18.4
  Accrued income taxes......................................     0.9
  Deferred income tax liability.............................    (0.8)
  Accrual of restructuring/rationalization costs (Note
     10)....................................................    (4.4)
  Inventories...............................................    (2.4)
  Trademarks................................................    53.8
  Goodwill..................................................    77.9
                                                              ------
          Total.............................................  $212.4
                                                              ======

DESCRIPTION OF BUSINESS

     The Company is an international manufacturer and marketer of premium skin and body care products, color cosmetics, fragrances, and other personal care products. The Company markets its products primarily in 16 countries, 15 outside the United States, and a number of additional countries through distributors, through a direct selling, multilevel distribution system comprised of self-employed salespersons (known as "consultants").

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

     Property and Equipment. Property and equipment are stated at cost. Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets using the straight-line method. Estimated useful lives are 40 years for buildings and improvements and 5 to 15 years for machinery and equipment. Maintenance and repairs, including cost of minor replacements, are charged to operations as incurred. Costs of additions and betterments are added to property and equipment accounts provided that such expenditures increase the useful life or the value of the asset.

     Intangible Assets. Intangible assets principally consist of goodwill and trademarks, which are amortized using the straight-line method. Goodwill and trademarks resulting from the Company's acquisition of the Jafra Business from Gillette are being amortized over a period of 40 years, while the Predecessor's goodwill was amortized generally over a period of 37.5 years. Accumulated amortization of goodwill and trademarks at

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

December 31, 2000 was $5,114,000 and $3,724,000, respectively. Accumulated amortization of goodwill and trademarks at December 31, 1999 was $3,160,000 and $2,303,000, respectively.

     Deferred Financing Costs. In connection with the acquisition of the Jafra Business, the Company incurred approximately $12.0 million of costs related to the 11.75% Senior Subordinated Notes due 2008 (the "Notes"), the Revolving Credit Facility and the Term Loan Facility (see Note 6). Such costs are being amortized on a basis that approximates the interest method over the expected term of the related debt. Accumulated amortization at December 31, 2000 and 1999 was $3,998,000 and $2,887,000, respectively.

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

     Foreign Currency Forward Contracts. During 2000 and 1999, the Company entered into foreign currency forward contracts to reduce the effect of adverse exchange rate fluctuations in Mexico. As a matter of policy, the Company does not hold or issue foreign currency forward contracts for trading or speculative purposes. These contracts have been marked-to-market each month based upon the change in the spot rate from the date of contract inception to the balance sheet date. The premium on such contracts is amortized to expense over the life of the contracts. The carrying value of the contracts is included in current assets and liabilities, with the offsetting gain or loss included in exchange (loss) gain in the accompanying consolidated statements of operations. At December 31, 2000 and 1999, the Company included $1,718,000 in accrued liabilities and $222,000 in prepaid expenses and other current assets, respectively, in the accompanying consolidated balance sheets.

     Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments. The fair value of the Notes at December 31, 2000 was $77,435,000, based upon discussions with one of the Company's largest bondholders and an analysis of current market interest rates and the Company's credit rating. The fair value of the Notes at December 31, 1999 was $83,850,000, based on quoted market prices. As the Company's Revolving Credit Facilities and the Term Loan are variable rate debt, and the interest rate spread paid by the Company is adjusted for changes in certain financial ratios of the Company, the fair value of the Revolving Credit Facilities and the Term Loan approximated their carrying amounts at December 31, 2000 and 1999. The fair value of the Company's forward currency contracts at December 31, 2000 and 1999 closely approximates the carrying value, as such contracts are marked-to-market based upon changes in the spot rate from the date of contract inception to the balance sheet date.

     Research and Development. Research and development costs are expensed as incurred. Total research and development expense aggregated $1,901,000, $2,130,000, $1,902,000, and $1,185,000 for the years ended December 31, 2000 and
1999, the eight months ended December 31, 1998, and the four months ended April 30, 1998, respectively.

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

     Foreign Currency Translation. The functional currency for foreign subsidiaries is generally the local currency. Assets and liabilities of such foreign subsidiaries are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive income. Financial

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES results of foreign subsidiaries in countries with highly inflationary economies are translated using a combination of current and historical exchange rates and any translation adjustments are included in net earnings, along with all transaction gains and losses for the period.

     During 1998, Jafra S.A.'s functional currency was the U.S. dollar because Mexico was considered to be a hyperinflationary economy during that period. As of January 1, 1999, Mexico was no longer considered a hyperinflationary economy, and from that date forward, the Company has accounted for its Mexican operations using the peso as its functional currency.

     Approximately 77%, 76%, and 70% of the Company's net sales for the years ended December 31, 2000, 1999, and 1998, respectively, were generated by operations located outside of the United States. Mexico is the Company's largest foreign operation, accounting for 62%, 59%, and 48% of the Company's net sales for the years ended December 31, 2000, 1999, and 1998, respectively. As such, the Company's results of operations are subject to fluctuations in the exchange rate of the Mexican peso to the U.S. dollar. Mexico has historically experienced periods of hyperinflation, and the value of the peso has been subject to significant fluctuations with respect to the U.S. dollar.

     Additionally, Jafra S.A. had outstanding U.S. dollar denominated debt of $57.7 million and $84.9 million at December 31, 2000 and 1999, respectively. This debt is remeasured at each reporting date, subjecting the Company to additional foreign exchange risk.

     New Accounting Standards. Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item will be recognized concurrently in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income ("OCI") and will be recognized in the statement of operations when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized concurrently in earnings.

     The Company expects that in the first quarter of 2001, it will record a gain of approximately $250,000 (net of a tax effect of $100,000) as a cumulative transition adjustment to earnings relating to derivatives not designated as hedges prior to adoption of SFAS 133. This amount represents the difference between the carrying value and the fair value of such instruments at January 1, 2001. See Note 15 for a discussion of the on-going impact that SFAS 133 is expected to have on the Company's financial statements.

     In the fourth quarter of 2000, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires that amounts billed to customers for shipping and handling fees be classified as revenues. Reclassifications have been made to all prior periods to reflect shipping and handling fees, previously reported as reductions to selling, general and administrative expenses, in net sales in the accompanying consolidated statements of operations. The amounts that have been reclassified as net sales are $8,715,000, $5,191,000 and $2,638,000 for the year ended December 31, 1999, the eight-month period ended December 31, 1998, and the four-month period ended April 30, 1998, respectively. Shipping and handling costs are included in selling, general and administrative expenses.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides the Staff's view in applying accounting principles generally accepted in the

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

United States of America to selected revenue recognition issues. SAB 101, as amended, was implemented on October 1, 2000 and did not have a material impact on the Company's consolidated financial statements.

(3) INVENTORIES

     Inventories consist of the following at December 31, 2000 and 1999 (in thousands):

                                                            2000       1999
                                                           -------    -------
Raw materials and supplies...............................  $ 6,751    $ 7,905
Finished goods...........................................   31,395     22,385
                                                           -------    -------
Total inventories........................................  $38,146    $30,290
                                                           =======    =======

(4) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31, 2000 and 1999 (in thousands):

                                                            2000       1999
                                                           -------    -------
Land.....................................................  $17,224    $17,418
Buildings................................................   17,089     16,777
Machinery and equipment..................................   25,438     21,511
                                                           -------    -------
                                                            59,751     55,706
Less accumulated depreciation............................    8,303      5,099
                                                           -------    -------
Property and equipment, net..............................  $51,448    $50,607
                                                           =======    =======

(5) ACCRUED LIABILITIES

     Accrued liabilities consist of the following at December 31, 2000 and 1999 (in thousands):

                                                            2000       1999
                                                           -------    -------
Sales promotion and commissions..........................  $14,598    $11,856
Accrued restructuring charges (Note 10)..................      699      1,105
Accrued interest.........................................    1,512      1,717
Compensation and other benefit accruals..................    5,326      8,121
State and local sales taxes and other taxes..............    4,365      3,262
Other....................................................    7,723      7,363
                                                           -------    -------
                                                           $34,223    $33,424
                                                           =======    =======

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

(6) DEBT

     Debt consists of the following at December 31, 2000 and 1999 (in thousands):

                                                           2000        1999
                                                         --------    --------
Subordinated Notes, unsecured, interest payable
  semi-annually at 11.75%, due in 2008.................  $ 75,180    $ 86,000
Term Loan, principal and interest due in quarterly
  installments through April 30, 2004, interest rates
  of 8.1% and 8.6% at December 31, 2000 and 1999,
  respectively.........................................    19,000      22,500
Revolving Loan, due April 30, 2004, weighted average
  interest rates of 8.3% and 9.1% at December 31, 2000
  and 1999, respectively...............................    14,500      25,000
Term Loan, principal and interest due in monthly
  installments through August 16, 2001, interest rate
  of 19.6% at December 31, 2000........................       346          --
                                                         --------    --------
Total debt.............................................   109,026     133,500
Less current maturities................................    (4,846)     (3,500)
                                                         --------    --------
Long-term debt.........................................  $104,180    $130,000
                                                         ========    ========

     The Company's long-term debt matures as follows (in thousands): $4,500 in 2001, $5,500 in 2002, $6,500 in 2003, $17,000 in 2004, $0 in 2005 and $75,180
thereafter. In addition, Jafra S.A. entered into a one-year loan and borrowed the peso equivalent of $519,000 on August 16, 2000 at an interest rate of 19.6%. Principal and interest payments are due monthly through August 16, 2001. The remaining balance at December 31, 2000 of $346,000 is classified as short-term debt in the accompanying consolidated balance sheet.

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

     Each of JCI and Jafra S.A. is an indirect, wholly owned subsidiary of the Parent and has fully and unconditionally guaranteed the obligations under the Notes of the other on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. In addition, the Parent has fully and unconditionally guaranteed the Notes on a senior subordinated basis. JCI currently has no U.S. subsidiaries. Each acquired or organized U.S. subsidiary of JCI will fully and unconditionally guarantee the Notes jointly and severally, on a senior subordinated basis. Each existing subsidiary of Jafra S.A. fully and unconditionally guarantees the Notes jointly and severally, on a senior subordinated basis, and each subsequently acquired or organized subsidiary of Jafra S.A. will fully and unconditionally guarantee the Notes jointly and severally, on a senior subordinated basis. The nonguarantor entities are the Parent's indirect European subsidiaries in Austria, Germany, Italy, the Netherlands, Poland, and Switzerland; its indirect South American subsidiaries in Argentina, Brazil, Chile, Colombia, Peru, and Venezuela; and its indirect subsidiaries in the Dominican Republic and Thailand. All guarantor and nonguarantor entities are either direct or indirect wholly owned subsidiaries of the Parent. The Notes were registered in a registered exchange offer, effective as of January 25, 1999, under the Securities Act of 1933, as amended.

     The Notes are unsecured and are generally non-callable for five years. Thereafter, the Notes will be callable at premiums declining to par in the eighth year. Prior to May 1, 2001, JCI and Jafra S.A. at their option may concurrently redeem the Notes on a pro rata basis in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of the Notes.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

     A Consent and Waiver, dated November 19, 1999, to the Senior Credit Agreement, as described below, allows the Company to repurchase the Notes in the open market from time to time, with the aggregate purchase price for all such Notes repurchased not to exceed $25 million. During 2000, the Company retired Notes of JCI and Jafra S.A., prior to maturity, with a face value of $6.5 million and $4.3 million, respectively. The debt repurchases in 2000 resulted in an extraordinary loss of $315,000, net of an income tax benefit of $195,000. During 1999, the Company retired Notes of JCI and Jafra S.A., prior to maturity, with a face value of $8.4 million and $5.6 million, respectively. The debt repurchases in 1999 resulted in an extraordinary loss of $552,000, net of an income tax benefit of $177,000. In connection with the early retirement of the Notes as described above, a portion of the unamortized deferred financing costs was written off and included in the determination of the extraordinary loss on early extinguishment of debt. Total amounts that were written off during 2000 and 1999 were $733,000 and $1,239,000, respectively.

     In addition, JCI and Jafra S.A. entered into a Senior Credit Agreement that provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a multicurrency Revolving Credit Facility of $65 million and a Term Loan Facility of $25 million. Borrowings under the Term Loan Facility are payable in quarterly installments of principal and interest over 6 years through April 30, 2004. Borrowings under the Revolving Credit Facility mature on April 30, 2004. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 1.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 0.5%, plus an applicable margin not to exceed 0.625%). The interest rates in effect at December 31, 2000 ranged from approximately 8.1% to approximately 8.3% for the LIBOR-based borrowings and the rate for the prime-based borrowings was approximately 10.1%. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra S.A.

     Both the Indenture and the Senior Credit Agreement contain certain covenants which limit the Company's ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio.

     As of December 31, 2000, the Company had two irrevocable standby letters of credit outstanding, totaling $1.8 million. These letters of credit, expiring on April 30, 2004, collateralize the Company's obligation to a third party in connection with certain lease agreements. The fair value of these letters of credit approximates their contract value.

(7) INCOME TAXES

     The Company's income (loss) before income taxes consists of the following (amounts in thousands):

                                                                                             PREDECESSOR
                                                                                             ------------
                                                                              EIGHT MONTHS   FOUR MONTHS
                                                 YEAR ENDED     YEAR ENDED       ENDED          ENDED
                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                    2000           1999           1998           1998
                                                ------------   ------------   ------------   ------------
Income (loss) before income taxes and
  extraordinary item:
United States.................................    $ 9,741        $10,917        $(4,542)        $ (601)
Foreign.......................................      6,843          5,157         (1,739)         7,600
                                                  -------        -------        -------         ------
                                                  $16,584        $16,074        $(6,281)        $6,999
                                                  =======        =======        =======         ======

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

     Actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate rate of 35% to income before income taxes) as a result of the following:

                                                                                           PREDECESSOR
                                                                                           -----------
                                                                          EIGHT MONTHS     FOUR MONTHS
                                           YEAR ENDED      YEAR ENDED         ENDED           ENDED
                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,      APRIL 30,
                                              2000            1999            1998            1998
                                          ------------    ------------    -------------    -----------
Provision for income taxes at federal
  statutory rate........................     $5,804         $ 5,626          $(2,198)        $2,450
Foreign income subject to tax other than
  at federal statutory rate.............      2,339           2,475               36           (136)
Foreign tax credits.....................     (1,724)         (1,784)              --             --
State income taxes......................        243             171               --             --
Valuation allowance -- domestic.........       (616)            657            2,017            160
Valuation allowance -- foreign..........      3,794           3,879            2,075            252
Other...................................         94            (150)            (170)           173
                                             ------         -------          -------         ------
Income tax expense......................     $9,934         $10,874          $ 1,760         $2,899
                                             ======         =======          =======         ======

     The Predecessor's income was included in Gillette's consolidated U.S. income tax return. For financial reporting purposes, the Predecessor has provided income taxes on a separate-company basis. The components of the provision for income taxes are as follows (in thousands):

                                                                                           PREDECESSOR
                                                                                           -----------
                                                                           EIGHT MONTHS    FOUR MONTHS
                                            YEAR ENDED      YEAR ENDED        ENDED           ENDED
                                           DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     APRIL 30,
                                               2000            1999            1998           1998
                                           ------------    ------------    ------------    -----------
Current:
  Federal................................     $   72         $    60         $    --         $   --
                                              ------         -------         -------         ------
  Foreign:
     Mexico..............................      6,086           3,275          (2,511)         2,524
     Europe..............................         49              99            (245)            --
     Other...............................         54              30              --             --
                                              ------         -------         -------         ------
                                               6,189           3,404          (2,756)         2,524
  State..................................        243              90              --             --
                                              ------         -------         -------         ------
          Total current..................      6,504           3,554          (2,756)         2,524
Deferred -- foreign......................      2,539           7,320           4,516            375
Deferred -- domestic.....................        891              --              --             --
                                              ------         -------         -------         ------
          Total deferred.................      3,430           7,320           4,516            375
Total income taxes on income (loss)
  before income taxes and extraordinary
  item...................................      9,934          10,874           1,760          2,899
Income tax benefit on early
  extinguishment of debt.................       (195)           (177)             --             --
                                              ------         -------         -------         ------
Total income tax expense.................     $9,739         $10,697         $ 1,760         $2,899
                                              ======         =======         =======         ======

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

     The components of deferred income tax assets and deferred income tax liabilities at December 31, 2000 and 1999 are as follows (in thousands):

                                                           2000        1999
                                                         --------    --------
Deferred income tax assets:
  Accounts receivable..................................  $    741    $    690
  Net operating loss carryforward......................    10,279       8,326
  Disallowed interest expense..........................     1,226       2,279
  Accrued bonuses......................................       833       1,933
  Foreign tax credit carryforward......................     1,700         991
  Accrued sales promotion..............................     3,677       2,958
  Other accrued liabilities............................     1,653         947
  Other................................................     3,846       2,103
                                                         --------    --------
          Total deferred income tax assets.............    23,955      20,227
  Less valuation allowance.............................   (11,406)     (8,880)
                                                         --------    --------
          Net deferred income tax assets...............    12,549      11,347
Deferred income tax liabilities:
  Transaction and deferred financing costs.............      (694)       (446)
  Property and equipment...............................    (2,344)     (2,228)
  Trademark and goodwill...............................   (19,046)    (19,193)
  Inventories..........................................    (9,684)     (7,585)
  Other................................................    (2,529)       (213)
                                                         --------    --------
          Total deferred income tax liabilities
                                                          (34,297)    (29,665)
                                                         --------    --------
          Net deferred income tax liabilities..........  $(21,748)   $(18,318)
                                                         ========    ========

     As discussed in Note 2 -- Foreign Currency Translation, the Company's Mexican subsidiary changed its functional currency from the U.S. dollar to the Mexican peso effective January 1, 1999. As a result, approximately $2.0 million of deferred income tax liabilities associated with temporary income tax differences that arose from the change in functional currency were reflected as an adjustment to the cumulative translation component of stockholders' equity. In addition, during 1999, the Company's Mexican subsidiary recorded a deferred income tax asset related to certain temporary differences incurred in connection with the Acquisition. The resulting deferred income tax asset of approximately $400,000 was reflected as an adjustment to goodwill.

     The Company records a valuation allowance on the deferred income tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowances at December 31, 2000 and 1999 are based upon the Company's estimates of the future realization of deferred income tax assets. Valuation allowances at December 31, 2000 and 1999 were provided principally to offset operating loss carryforwards and foreign tax credit carryforwards of the Company's U.S., European and South American subsidiaries.

     At December 31, 2000, the Company's deferred income tax assets for carryforwards totaled $11,979,000, comprised of U.S. foreign tax credits of $1,700,000 and tax loss carryforwards of the U.S. and certain foreign subsidiaries of $10,279,000. These deferred income tax assets were reduced by a valuation allowance of $11,406,000. The tax loss carryforwards expire in varying amounts between 2001 and 2010. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax carryforwards will be realized.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

     The Company intends to reinvest the undistributed earnings of the Mexican subsidiary, and accordingly, no deferred income taxes have been provided on these earnings.

(8) BENEFIT PLANS

PREDECESSOR PLANS

     Prior to the Company's acquisition of the Jafra Business, the Predecessor participated in The Gillette Company Retirement Plan (the "Plan") which was a defined benefit pension plan covering substantially all of Gillette's domestic employees. Benefits were based on age, years of service and the level of compensation during the final years of employment. Gillette's funding policy was to contribute annually to the Plan the amount necessary to meet the minimum funding standards established by the Employee Retirement Income Security Act. The Predecessor's share of this pension plan expense was $261,000 for the four months ended April 30, 1998. The Predecessor's share of pension expense was based on the Predecessor's payroll covered by the Plan as a percentage of total payroll covered by the Plan.

     The Predecessor also participated in Gillette's plans which provided certain health care and life insurance benefits to retired employees. Substantially all of the Predecessor's employees became eligible for these benefits upon retirement. The Predecessor's share of this other postretirement benefit plan expense was $37,000 for the four months ended April 30, 1998.

COMPANY PLANS

     Certain employees of the Company's German subsidiary participate in a defined benefit pension plan covering key employees (the "Germany Plan"). Benefits are based on age, years of service and the level of compensation during the final years of employment. The Company's funding policy is to contribute annually to the Germany Plan the amount necessary to meet the minimum funding standards. The Company recognized pension income of $18,000 for the year ended December 31, 2000 due to the departure of certain employees. The total pension expense was $43,000 for the year ended December 31, 1999, $11,000 for the eight months ended December 31, 1998, and $129,000 for the four months ended April 30, 1998.

     Under Mexican labor laws, employees of Jafra S.A. and its subsidiaries are entitled to a payment when they leave the Company if they have fifteen or more years of service. In addition, the Company makes government mandated employee profit sharing distributions equal to ten percent of the taxable income of the subsidiary in which they are employed. Total expense under these programs was $345,000 and $391,000 for the years ended December 31, 2000 and 1999, respectively. No expense was incurred in 1998. The total liability was approximately $539,000 and $782,000 at December 31, 2000 and 1999, and is classified as a current liability in the accompanying consolidated balance sheets.

     The Company's U.S. subsidiary has an employee savings plan which permits participants to make voluntary contributions by salary reductions pursuant to section 401(k) of the Internal Revenue Code, which allowed employees to defer up to 15% of their total compensation, subject to statutory limitations. On January 1, 2001, the maximum employee deferral rate under this program was increased to 20%, subject to statutory limitations. Employee contributions of up to 10% of compensation are matched by the Company at the rate of 50 cents per dollar. Employees do not vest in the Company contribution until they have reached two years of service, at which time they become fully vested. The Company's expense under this program was $620,000, $628,000, and $420,000 for the years ended December 31, 2000 and 1999 and the eight months ended December 31, 1998, respectively.

     The Company's U.S. subsidiary also has supplemental excess benefit savings plans which permitted participants to make voluntary contributions of up to 15% of their total compensation. On January 1, 2001, participants became eligible to make voluntary contributions of up to 20% of their total compensation.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

Employee contributions are matched on the same basis as under the employee savings plan, and the vesting provisions are the same. The Company's expense under this program was $213,000, $179,000, and $17,000 for the years ended December 31, 2000 and 1999 and the eight months ended December 31, 1998, respectively. Employee and employer contributions under such plan are placed into a "rabbi" trust exclusively for the uses and purposes of plan participants and general creditors of the Company. The Company has recorded an asset and the related liability in the accompanying consolidated balance sheets of $1,472,000 and $711,000 at December 31, 2000 and 1999, respectively.

(9) RELATED PARTY TRANSACTIONS

     In 1998, CD&R received a fee of $2.7 million, half of which was recorded as a direct acquisition cost and half of which was capitalized as deferred financing fees, for providing services related to the structuring, implementation and consummation of the Acquisition. Pursuant to a consulting agreement entered into following the Acquisition, until the 10th anniversary of the Acquisition or the date on which CD&R Fund V no longer has an investment in the Company or until the termination by either party with 30 days notice, CD&R will receive an annual fee (and reimbursement of out-of-pocket expenses) for providing advisory, management consulting and monitoring services to the Company. The annual fee was originally $500,000 and as of January 1, 1999, was reduced to $400,000. The Company and CD&R are currently discussing a proposed amendment to the consulting agreement. As proposed, the amendment would provide for an annual fee of $1,000,000, retroactive to January 1, 2001, for ongoing services provided to the Company. As required by the terms of the Company's lending arrangements, such fees are determined by arm's-length negotiation and are believed by the Company to be reasonable. In addition, the proposed amendment adds to CD&R's services under the agreement financial advisory, investment banking and similar services with respect to future proposals for an acquisition, merger, recapitalization, or other similar transaction directly or indirectly involving the Company or any of its subsidiaries. The fee for such additional services in connection with future transactions would be an amount equal to 1% of the transaction value for the transaction to which such fee relates. Such transaction fees may be increased upon approval of a majority of the members of the Company's Board of Directors who are not employees of the Company, CD&R or any affiliate of CD&R. The proposed amendment also provides that if any employee of CD&R is appointed to an executive management position (or a position of comparable responsibility) in the Company or any of its subsidiaries, the annual fee will be increased by an amount to be determined by CD&R, the amount of such increase not to exceed 100% of the existing annual fee in effect at that time. The proposed amendment has been approved by the Company's Board of Directors. The CD&R fees incurred during the years ended December 31, 2000 and 1999 and the eight months ended December 31, 1998 were $400,000, $400,000 and $333,000, respectively.

     In addition, certain officers and directors of CD&R or its affiliates serve as directors of the Company. In 1999, certain directors purchased an aggregate of 1,667 shares of Company common stock. During 1999, the Company engaged Guidance Solutions ("Guidance"), a corporation in which an investment fund managed by CD&R has an investment, to develop its e-commerce systems. Under the agreement entered into by the Company and Guidance, the Company agreed to pay fees of approximately $2.0 million to Guidance in connection with planning, defining, designing and consulting services performed. During the years ended December 31, 2000 and 1999, the Company paid fees to Guidance of $1,798,000 and $389,000, respectively. The Company terminated its agreement with Guidance and executed a settlement and mutual release agreement effective September 30, 2000. Upon execution of this agreement in October of 2000, Guidance paid the Company $25,000 and agreed to pay the Company an aggregate additional sum of $475,000, payable in quarterly installments plus interest at 9.5% per annum, beginning in January 2001.

     Members of management financed a portion of the cash purchase price of the shares of Company common stock they acquired through loans from the Chase Manhattan Bank on market terms. To help members of management obtain such terms for such financing, the Company fully and unconditionally

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES guaranteed up to 75% of the purchase price for the shares of Company common stock purchased by each such member of management.

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

     Certain expenses were charged by Gillette to the Predecessor prior to the Acquisition. The predecessor management believes the amounts and methods of allocation were reasonable and approximated actual services provided. The allocations were based principally upon a formula using the percentage of revenues of the Predecessor to the total consolidated revenues of Gillette. The predecessor management performed regular reviews of the allocated costs and determined that the cost of these services to the Predecessor, as if it were a stand-alone entity, would be comparable to the costs allocated to it by Gillette. Such services included legal, trademark and patent support, internal audit, and other administrative costs. Total related net charges were $748,000 for the four months ended April 30, 1998. Such charges are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Such allocations ceased upon consummation of the Acquisition, and, as such, no amounts are included for the years ended December 31, 2000 and 1999 and the eight months ended December 31, 1998.

     Interest was charged and earned on intercompany receivables and payables between Gillette and the Predecessor at the LIBOR rate prior to the Acquisition. The total related interest expense was $152,000 for the four months ended April 30, 1998, and is included in interest, net, in the accompanying consolidated statements of operations.

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

(10) RESTRUCTURING AND IMPAIRMENT CHARGES AND RELATED ACCRUALS

     Current Year Restructuring and Impairment Charges. In 2000, the Company recorded approximately $1.6 million of restructuring charges and approximately $1.0 million of asset impairment charges. The restructuring charges of approximately $1.6 million related to the Company's repositioning activities in Europe, and consisted primarily of severance costs. As of December 31, 2000, payments of approximately $1.0 million have been made for these charges. The Company anticipates that substantially all of the remaining restructuring costs of approximately $0.6 million will be paid in 2001. The asset impairment charges of $1.0 million consisted of approximately $0.3 million related to the Company's repositioning activities in Europe and approximately $0.7 million relating to the write-down of certain capitalized computer software costs in the United States.

     Prior Year Restructuring and Impairment Charges. In 1999, the Company recorded approximately $3.7 million of restructuring charges and approximately $1.1 million of asset impairment charges. The restructuring charges consisted of approximately $2.7 million of charges related to the outsourcing of the Company's U.S. product manufacturing functions, and approximately $1.0 million of other restructuring activities in the U.S., Europe and Mexico. Substantially all of the charges related to severance costs. As the terms of such severance were not communicated to the affected employees until subsequent to the one-year anniversary of the Acquisition, such costs were expensed during 1999. As of December 31, 2000, payments of approximately $3.6 million have been made for these charges. The Company anticipates that substantially all of the remaining restructuring costs of approximately $0.1 million will be paid in the first quarter of 2001.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

     Also in 1999, the Company recognized an asset impairment charge of approximately $1.1 million relating to long-lived assets (goodwill and trademarks) owned by its German subsidiary ("Jafra Germany"). In the fourth quarter of 1999, concurrent with the Company's annual business planning process, the Company recognized that sales levels in Jafra Germany had declined more than anticipated since the Acquisition. The Company performed an impairment review and concluded that Jafra Germany's future undiscounted cash flows were below the carrying value of its related long-lived assets. Accordingly, the Company recorded a non-cash impairment loss of approximately $1.1 million to adjust the carrying values of Jafra Germany's goodwill and trademarks to their estimated fair values, which were determined based on anticipated future cash flows discounted at a rate commensurate with Jafra Germany's weighted average cost of capital.

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

     Prior to April 30, 1999 (the one year anniversary of the Acquisition), the Company finalized plans related to the closure of certain worldwide facilities, principally the closure and outsourcing of the U.S. product manufacturing functions. These restructuring plans included the transfer of certain inventory and the sale of fixed assets at a loss to a third party contractor (the "Contractor") (see Note 14). The total finalized cost of the Acquisition Accrual was approximately $4.4 million, and resulted in a net increase to goodwill of approximately $0.4 million in 1999. The components of the Acquisition Accrual are summarized as follows (in thousands):

Disposal of fixed assets....................................  $2,336
Severance...................................................   1,724
Lease termination costs.....................................     197
Other.......................................................     150
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

     Non-recurring Charges Prior to the Acquisition. In 1997, the Predecessor incurred net non-recurring reorganization charges of $0.4 million, comprised of reorganization costs of $3.5 million, which were offset by recovery through litigation of $2.3 million of costs relating to an improper installation of certain proprietary computer systems, and a gain of $0.8 million on the sale of a facility which had previously been written off. At the end of 1997, the remaining liability relating to these reorganization activities was approximately $0.3 million. During the four-month period ended April 30, 1998, the entire remaining liability was paid, including eight planned employee terminations at a cost of $140,000 and lease costs of $150,000.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

     As discussed above, the components of the additions and/or adjustments to the aforementioned accruals include severance, lease costs, fixed asset disposals, and other exit costs, and are summarized as follows (in thousands):

                                                                                EIGHT MONTHS
                                                 YEAR ENDED      YEAR ENDED        ENDED
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    2000            1999            1998
                                                ------------    ------------    ------------
Additions -- charges to income:
  Severance...................................     $1,210         $ 3,502          $   --
  Lease costs.................................        295              57              --
  Other.......................................        102             169              --
                                                   ------         -------          ------
          Total additions.....................      1,607           3,728              --
Acquisition Accrual:
  Severance...................................         --          (1,176)          2,900
  Fixed asset disposals.......................         --           2,336              --
  Lease costs.................................         --            (903)          1,100
  Other.......................................         --             150              --
                                                   ------         -------          ------
     Acquisition Accrual, net.................         --             407           4,000
                                                   ------         -------          ------
                                                   $1,607         $ 4,135          $4,000
                                                   ======         =======          ======

     A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

                                                                                EIGHT MONTHS
                                                 YEAR ENDED      YEAR ENDED        ENDED
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    2000            1999            1998
                                                ------------    ------------    ------------
Opening balance...............................    $ 1,105         $ 3,162          $   --
Additions.....................................      1,607           3,728           4,000
Adjustment to goodwill balance................         --             407              --
Charges against reserves......................     (2,013)         (6,192)           (838)
                                                  -------         -------          ------
Ending balance................................    $   699         $ 1,105          $3,162
                                                  =======         =======          ======

     The remaining costs at each year-end included in the restructuring accrual are summarized as follows (in thousands):

                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    2000            1999            1998
                                                ------------    ------------    ------------
Severance.....................................      $385           $1,105          $2,154
Lease costs and other.........................       314               --           1,008
                                                    ----           ------          ------
                                                    $699           $1,105          $3,162
                                                    ====           ======          ======

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

     The principal component of the restructuring accruals is severance. A summary of the severance activity is as follows (dollar amounts in thousands):

                                             YEAR ENDED            YEAR ENDED        EIGHT MONTHS ENDED
                                          DECEMBER 31, 2000     DECEMBER 31, 1999    DECEMBER 31, 1998
                                         -------------------   -------------------   ------------------
                                           # OF                  # OF                  # OF
                                         EMPLOYEES   AMOUNT    EMPLOYEES   AMOUNT    EMPLOYEES   AMOUNT
                                         ---------   -------   ---------   -------   ---------   ------
Opening balance........................      43      $ 1,105       47      $ 2,154       --      $   --
Planned terminations...................      35        1,210      104        3,502       85       2,900
Adjustment to planned terminations.....      --           --      (39)      (1,176)      --          --
Actual terminations....................     (62)      (1,930)     (69)      (3,375)     (38)       (746)
                                            ---      -------      ---      -------      ---      ------
Ending balance.........................      16      $   385       43      $ 1,105       47      $2,154
                                            ===      =======      ===      =======      ===      ======

     Eight planned employee terminations as of December 31, 1997 occurred during the four-month period ended April 30, 1998, at a total cost of $140,000.

(11) FINANCIAL REPORTING FOR BUSINESS SEGMENTS

     Segment information has been prepared in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operations and major customers.

     The Company's business is comprised of one industry segment, direct selling, with worldwide operations. The Company is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. Jafra has three reportable business segments: Mexico, the United States, and Europe. Business results for subsidiaries in South America, the Dominican Republic, and Thailand are combined and included in the following table under the caption "All Others".

     The Jafra Mexico business segment information for the four months ended April 30, 1998 includes the accounts of Grupo Jafra and all of its subsidiaries, which merged with and into Jafra S.A. following the Acquisition, as well certain assets and the related operating profit of Gillette entities used in the Jafra Business in Mexico. Prior to the Acquisition, Jafra's operations in Argentina, Venezuela and Colombia were not separate subsidiaries of the Company, but rather divisions of Gillette subsidiaries that also conducted operations unrelated to the Jafra Business. The accompanying business segment information for the four months ended April 30, 1998 includes only the carved out business segment information related to the Jafra Business of the South American entities, and is presented in the column denoted "All Others."

     The accounting policies used to prepare the information reviewed by the Company's chief operating decision makers are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment operating income, excluding reorganization and restructuring charges, unusual gains and losses, and amortization of goodwill and intangibles. Consistent with the information reviewed by the Company's chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments. The effects of intersegment sales (net sales and related gross profit) are excluded from the computation of segment operating income.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                                                                                        CORPORATE,
                                    UNITED                           ALL      TOTAL     UNALLOCATED   CONSOLIDATED
                                    STATES     MEXICO    EUROPE    OTHERS    SEGMENTS    AND OTHER       TOTAL
                                   --------   --------   -------   -------   --------   -----------   ------------
                                                               (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000
Net sales........................  $ 74,681   $201,724   $27,025   $20,710   $324,140          --       $324,140
Operating profit (loss)..........    10,709     64,364       247    (6,044)    69,276    $(26,944)        42,332
Depreciation and amortization....     2,111      4,231       905       385      7,632          --          7,632
Capital expenditures.............     3,662      2,262       109     1,072      7,105          --          7,105
Segment assets...................    68,843    177,086    18,254    13,165    277,348        (404)       276,944
YEAR ENDED DECEMBER 31, 1999
Net sales........................    74,120    175,930    33,131    15,984    299,165          --        299,165
Operating profit (loss)..........     9,737     47,797      (954)   (3,005)    53,575     (23,967)        29,608
Depreciation and amortization....     2,569      3,276     1,022       252      7,119          --          7,119
Capital expenditures.............     1,838      2,622       586       752      5,798          --          5,798
Segment assets...................    68,992    179,606    19,520     9,443    277,561         816        278,377
EIGHT MONTHS ENDED DECEMBER 31,
  1998
Net sales........................    52,969     85,140    27,655    10,446    176,210          --        176,210
Operating profit (loss)..........     8,700     23,783    (1,028)   (1,782)    29,673     (22,580)         7,093
Depreciation and amortization....     2,556      1,810       672        51      5,089          --          5,089
Capital expenditures.............     3,807      2,052       333       175      6,367          --          6,367
Segment assets...................   108,386    138,774    19,144     8,995    275,299      13,335        288,634
FOUR MONTHS ENDED APRIL 30, 1998
Net sales........................    24,752     36,903    13,295     4,970     79,920          --         79,920
Operating profit (loss)..........     3,883      8,954       306      (128)    13,015      (7,574)         5,441
Depreciation and amortization....       740        275       236       112      1,363          --          1,363
Capital expenditures.............       528      5,354       242        --      6,124          --          6,124
Segment assets...................    38,496     64,571    16,479       800    120,346        (484)       119,862

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

     Additional business segment information regarding product lines is as follows:

                                        2000                           1999                           1998
                            ----------------------------   ----------------------------   ----------------------------
                               SALES BY       PERCENTAGE      SALES BY       PERCENTAGE      SALES BY       PERCENTAGE
                             PRODUCT LINE      OF TOTAL     PRODUCT LINE      OF TOTAL     PRODUCT LINE      OF TOTAL
                            ($ IN MILLIONS)     SALES      ($ IN MILLIONS)     SALES      ($ IN MILLIONS)     SALES
                            ---------------   ----------   ---------------   ----------   ---------------   ----------
Skin Care.................      $ 65.8           21.0%         $ 60.9           21.0%         $ 58.4           23.5%
Color Cosmetics...........        82.4           26.2            81.3           28.0            70.9           28.6
Fragrances................       103.7           33.0            76.4           26.3            47.3           19.1
Personal Care.............        29.6            9.4            35.6           12.2            46.5           18.7
Other(1)..................        32.6           10.4            36.3           12.5            25.2           10.1
                                ------          -----          ------          -----          ------          -----
  Subtotal before shipping
     and handling fees....       314.1          100.0%          290.5          100.0%          248.3          100.0%
                                                =====                          =====                          =====
Shipping and handling
  fees....................        10.0                            8.7                            7.8
                                ------                         ------                         ------
          Total...........      $324.1                         $299.2                         $256.1
                                ======                         ======                         ======

- ---------------
(1) Includes sales aids (party hostess gifts, demonstration products, etc.) and promotional materials.

(12) COMMITMENTS AND CONTINGENCIES

     The Company leases office and warehouse facilities as well as manufacturing, transportation and data processing equipment under operating leases which expire at various dates through 2005. Future minimum lease payments under noncancelable operating leases as of December 31, 2000 are (in thousands):

2001.......................................................  $ 5,926
2002.......................................................    5,714
2003.......................................................    5,564
2004.......................................................    5,546
2005.......................................................    5,895
                                                             -------
                                                             $28,645
                                                             =======

     Rental expense was $5,953,000, $3,610,000, $1,973,000, and $951,000 for the
years ended December 31, 2000 and 1999, the eight months ended December 31, 1998, and the four months ended April 30, 1998, respectively.

     Other income for 2000 included approximately $1.4 million of income related to a recovery of the effect of inflation upon accounts receivable due from the Mexican government.

     The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

(13) MANAGEMENT INCENTIVE ARRANGEMENTS

COMPANY PLAN

     Effective as of the closing of the Acquisition, the Company adopted a stock incentive plan (the "Stock Incentive Plan"), which provides for the sale to members of senior management of up to 52,141 shares of common stock of the Parent and the issuance of options to purchase up to 104,282 additional shares of common stock. The Company reserved 156,423 shares for issuance under the Stock Incentive Plan, and as of December 31, 2000, 42,026 shares and 84,052 options were outstanding. A summary of the status and activity of shares purchased under the Stock Incentive Plan is as follows:

                                                         NUMBER OF      PRICE
                                                          SHARES      PER SHARE
                                                         ---------    ---------
Shares purchased in 1998...............................    39,340       $100
                                                          -------
Shares outstanding at December 31, 1998................    39,340
Shares purchased in 1999...............................       790        150
Options exercised in 1999..............................       579        100
Shares repurchased in 1999.............................    (2,317)       150
                                                          -------
Shares outstanding at December 31, 1999................    38,392
Shares purchased in 2000...............................     4,424        206
Options exercised in 2000..............................       158        100
Shares repurchased in 2000.............................      (948)      $210
                                                          -------
Shares outstanding at December 31, 2000................    42,026
                                                          =======

     The purchase price of shares purchased in 1998 and 1999 and sold in 1999 and 2000 represented the estimated fair value at the respective dates of purchase and sale. In 2000, 316 shares were purchased at a price below fair value, and the Company recognized compensation expense of approximately $19,000. Under certain circumstances, the management stockholders can require the Company to repurchase their shares, subject to a holding period of at least seven months from the date such shares were acquired, for an amount not to exceed fair value. During 1999 and 2000, the Company repurchased 2,317 and 948 of such shares, respectively.

     In connection with the purchase of common stock of the Parent, certain members of senior management were granted options to purchase two additional shares of common stock for each share purchased at an exercise price equal to the fair value at the date of grant. The options have a life of ten years from the date of grant. Fifty percent of the options granted are expected to vest in three equal installments on each of the first three anniversaries of the date of grant, subject to the continuous employment of the grantee ("Option Type 1"). The remaining fifty percent of the options become vested as follows, subject to the continuous employment of the grantee: (a) up to one-third of the options become vested as of each of the first three anniversaries of the date of grant if the Company achieves at least 85% of its EBITDA target for the immediately preceding fiscal year, (b) if less than one-third of the total number of options shall have become vested as provided in clause (a) above, the portion that has not become so vested shall become vested as of the first day of the fiscal year following the fiscal year, if any, that the Company achieves its cumulative EBITDA target, and (c) any options that do not become vested as provided above will become vested on the ninth

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES anniversary of the date of grant ("Option Type 2"). A summary of the status and activity of the options under the Stock Incentive Plan is as follows:

                                           2000                  1999                  1998
                                    ------------------    ------------------    ------------------
                                              WEIGHTED              WEIGHTED              WEIGHTED
                                              AVERAGE               AVERAGE               AVERAGE
                                              EXERCISE              EXERCISE              EXERCISE
                                    SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                    ------    --------    ------    --------    ------    --------
Outstanding at beginning of
  year............................  76,784    $101.03     78,680    $100.00         --         --
Granted...........................   8,848     205.71      1,580     150.00     78,680    $100.00
Exercised.........................    (158)    100.00       (579)    100.00         --         --
Canceled..........................  (1,422)    122.22     (2,897)    100.00         --         --
                                    ------                ------                ------
Outstanding at year-end...........  84,052     111.69     76,784     101.03     78,680     100.00
                                    ======                ======                ======
Options exercisable at year-end...  37,655    $100.70     12,534    $100.00         --         --
Options available for grant.......  19,493         --     26,919         --     25,602         --

     The following table summarizes information about options outstanding as of December 31, 2000:

                       OUTSTANDING                    EXERCISABLE
           -----------------------------------   ---------------------
                         WEIGHTED
                          AVERAGE     WEIGHTED                WEIGHTED
                         REMAINING    AVERAGE                 AVERAGE
EXERCISE     NUMBER     CONTRACTUAL   EXERCISE     NUMBER     EXERCISE
 PRICE     OF OPTIONS   LIFE (YRS.)    PRICE     OF OPTIONS    PRICE
- --------   ----------   -----------   --------   ----------   --------
$100.00      74,256        7.75       $100.00      37,128     $100.00
$150.00       1,580        8.92        150.00         527     $150.00
$210.00       8,216        9.61        210.00          --          --
             ------        ----       -------      ------     -------
             84,052        7.95       $111.69      37,655     $100.70
             ======                                ======

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for these options. As the options were granted with exercise prices equal to the fair value at the date of grant, no compensation cost was recognized by the Company upon issuance of such options. The fair value of each option granted by the Company was estimated using the minimum value option pricing model. The assumptions used in this pricing model and the weighted average fair value of options granted during 2000, 1999 and 1998 are summarized as follows:

                                             2000                1999                1998
                                       ----------------    ----------------    ----------------
                                       OPTION    OPTION    OPTION    OPTION    OPTION    OPTION
                                       TYPE 1    TYPE 2    TYPE 1    TYPE 2    TYPE 1    TYPE 2
                                       ------    ------    ------    ------    ------    ------
Risk-free interest rate..............    6.30%     6.30%     6.03%     6.03%     4.20%     4.20%
Expected option life (in years)......     5.0       7.0       5.0       9.0       5.0       9.0
Expected volatility..................     0.0%      0.0%      0.0%      0.0%      0.0%      0.0%
Expected dividend yield..............     0.0%      0.0%      0.0%      0.0%      0.0%      0.0%
Weighted average fair value per
  option.............................  $56.00    $73.97    $38.55    $62.12    $18.88    $31.39

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

PRO FORMA COMPENSATION COST

     Had the Company recorded compensation cost based on the fair value of options granted at the grant date, as prescribed by FASB Statement No. 123, pro forma net income (loss) would have been as follows (in thousands):

                                                                               EIGHT MONTHS
                                                YEAR ENDED      YEAR ENDED        ENDED
                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                   2000            1999            1998
                                               ------------    ------------    ------------
Net income (loss), as reported...............     $6,335          $4,648         $(8,041)
Pro forma compensation cost..................        680             677             148
                                                  ------          ------         -------
Pro forma net income (loss)..................     $5,655          $3,971         $(8,189)
                                                  ======          ======         =======

EMPLOYMENT AGREEMENTS

     Certain senior executive officers have employment agreements which provide for annual bonuses if the Company achieves the performance goals established under its annual incentive plan for executives.

(14) MANUFACTURING AGREEMENT

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

     In connection with the Company's 1999 restructuring activities related to the closure and outsourcing of its U.S. product manufacturing functions as discussed in Note 10, certain fixed assets and inventories were sold to the Contractor in exchange for secured promissory notes. The promissory note for the fixed assets was for an amount of approximately $1.5 million, carried an annual interest rate of 8%, and commenced payments on January 1, 2000. The promissory note for inventories of approximately $2.2 million was non-interest bearing, and commenced payments on October 1, 1999. At December 31, 1999, approximately $2.1 million of notes from the Contractor (reflected at present value, net of discount), as well as $0.5 million of unsecured accounts receivable, were included in receivables and approximately $1.0 million of notes, representing the non-current portion of the fixed asset notes from the Contractor, were included in other assets in the accompanying consolidated balance sheets. The note for the inventories was repaid in October 2000 and the note for the fixed assets was repaid in December 2000.

     During the fourth quarter of 2000, the Contractor obtained $1.0 million of advances from the Company in exchange for an unsecured promissory note. The note bears interest at an annual rate of 9% and is payable in monthly installments commencing on February 15, 2001. At December 31, 2000, approximately $0.9 million of the note was included in receivables and approximately $0.1 million of the note was included in other assets in the accompanying consolidated balance sheets.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

(15) FOREIGN CURRENCY FORWARD CONTRACTS

     In 2000 and 1999, the Company entered into foreign currency forward contracts in Mexican pesos to reduce the effect of adverse exchange rate fluctuations in Mexico. The outstanding foreign currency forward contracts at December 31, 2000 and 1999 had notional values of $80,817,000 and $29,462,000, respectively. The contracts outstanding at December 31, 2000 mature in 2001 while the contracts outstanding at December 31, 1999 matured in 2000. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The tables below describe the forward contracts that were outstanding at December 31, 2000 and 1999 (in thousands):

DECEMBER 31, 2000:

                                                                             WEIGHTED
                                                   FORWARD                   AVERAGE
                                                 POSITION IN     MATURITY    CONTRACT      FAIR
               FOREIGN CURRENCY                 US DOLLARS(1)      DATE        RATE      VALUE(1)
               ----------------                 -------------    --------    --------    --------
Buy US Dollar/sell Mexican Peso...............     $ 6,980        1/26/01     10.12      $ 6,679
Buy US Dollar/sell Mexican Peso...............       7,500        2/26/01     10.20        7,187
Buy US Dollar/sell Mexican Peso...............       7,529        3/30/01     10.36        7,162
Buy US Dollar/sell Mexican Peso...............       5,915        4/30/01     10.48        5,607
Buy US Dollar/sell Mexican Peso...............       2,828        5/31/01     10.61        2,670
Buy US Dollar/sell Mexican Peso...............       3,907        6/29/01     10.24        3,861
Buy US Dollar/sell Mexican Peso...............       2,618        7/31/01     10.31        2,588
Buy US Dollar/sell Mexican Peso...............      11,816        8/31/01     10.32       11,804
Buy US Dollar/sell Mexican Peso...............      12,125        9/28/01     10.39       12,119
Buy US Dollar/sell Mexican Peso...............       2,336       10/30/01     10.70        2,290
Buy US Dollar/sell Mexican Peso...............      10,275       10/31/01     10.71       10,078
Buy US Dollar/sell Mexican Peso...............       2,878       11/30/01     10.43        2,934
Buy US Dollar/sell Mexican Peso...............       4,110       12/27/01     10.71        4,120
                                                   -------                               -------
                                                   $80,817                               $79,099
                                                   =======                               =======

DECEMBER 31, 1999:

                                                                             WEIGHTED
                                                   FORWARD                   AVERAGE
                                                 POSITION IN     MATURITY    CONTRACT      FAIR
               FOREIGN CURRENCY                 US DOLLARS(1)      DATE        RATE      VALUE(1)
               ----------------                 -------------    --------    --------    --------
Buy US Dollar/sell Mexican Peso...............     $ 3,658        3/31/00      9.671     $ 3,690
Buy US Dollar/sell Mexican Peso...............       3,822        4/28/00      9.770       3,856
Buy US Dollar/sell Mexican Peso...............       2,885        5/31/00      9.900       2,907
Buy US Dollar/sell Mexican Peso...............       3,937        6/30/00     10.008       3,967
Buy US Dollar/sell Mexican Peso...............       1,947        7/31/00     10.118       1,962
Buy US Dollar/sell Mexican Peso...............       2,988        8/31/00     10.223       3,010
Buy US Dollar/sell Mexican Peso...............       3,818        9/29/00     10.326       3,846
Buy US Dollar/sell Mexican Peso...............       3,593       10/31/00     10.438       3,617
Buy US Dollar/sell Mexican Peso...............       2,814       11/30/00     10.548       2,829
                                                   -------                               -------
                                                   $29,462                               $29,684
                                                   =======                               =======

- ---------------
(1) The "Forward Position in US Dollars" and the "Fair Value" presented above represent notional amounts. The net of these two amounts, an unrealized loss of $1,718,000 at December 31, 2000 and an unrealized

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES gain of $222,000 at December 31, 1999, represents the carrying value of the forward contracts (which approximates fair value) and has been recorded as a liability and an asset in the accompanying consolidated balance sheets as of December 31, 2000 and 1999, respectively.

     Prior to entering into foreign currency exchange contracts, the Company evaluates the counter parties' credit ratings. Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted. The Company does not currently anticipate non-performance by such counter parties.

     The derivative instruments utilized by the Company did not qualify for hedge accounting under the applicable accounting standards prior to adoption of SFAS 133, and accordingly such instruments were marked-to-market with gains and losses included as a component of exchange gain (loss) in the accompanying consolidated statements of operations for the years ended December 31, 2000 and 1999. Effective January 1, 2001 the Company will adopt SFAS 133. Under SFAS 133, the Company's current mark-to-market accounting treatment will continue to be applied to certain of the Company's derivative instruments. However, under SFAS 133, the Company's use of forward contracts to hedge certain forecasted non-functional currency cash flows will now qualify for hedge accounting. Unrealized gains and losses from such derivative instruments arising subsequent to January 1, 2001 will be deferred as a separate component of other comprehensive income, and will be recognized in income at the same time that the underlying hedged exposure is recognized in income.

(16) FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of 2000, the Company recorded certain adjustments related to changes in cost accounting estimates, which resulted in an increase to cost of sales of approximately $3 million.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Jafra Cosmetics International, Inc.
Westlake Village, California

     We have audited the accompanying consolidated balance sheets of Jafra Cosmetics International, Inc. (the "Company"), an indirect, wholly owned subsidiary of CDRJ Investments (Lux) S.A. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity, and cash flows for the years ended December 31, 2000 and 1999 and the eight-month period ended December 31, 1998 and the combined statements of operations, stockholder's equity, and cash flows of Jafra Cosmetics International, Inc., a California corporation, Jafra Cosmetics GmbH, a German company, Jafra Cosmetics International B.V., a Netherlands company, Jafra Cosmetics S.p.A., an Italian company, and Jafra Cosmetics A.G., a Swiss company (collectively referred to as "the Predecessor") for the four-month period ended April 30, 1998. Our audits also included the financial statements schedule listed in the Index at Item 14(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jafra Cosmetics International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000 and 1999 and the eight-month period ended December 31, 1998 and the combined results of operations and cash flows of the Predecessor for the four-month period ended April 30, 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

 DELOITTE & TOUCHE LLP

March 22, 2001
Los Angeles, California

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $  3,382    $  3,026
  Receivables, less allowances for doubtful accounts of $536 in 2000 and
     $800 in 1999...........................................     6,730       7,910
  Inventories...............................................     9,455       7,168
  Receivables from affiliates...............................     5,078       6,087
  Prepaid expenses and other current assets.................     2,398       1,975
                                                              --------    --------
          Total current assets..............................    27,043      26,166
Property and equipment, net.................................    20,144      19,283
Other assets:
  Goodwill, net.............................................    39,542      41,115
  Notes receivable from affiliates..........................    27,182      41,970
  Deferred financing fees, net..............................     3,632       4,724
  Other.....................................................     3,599       3,287
                                                              --------    --------
          Total.............................................  $121,142    $136,545
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $  2,500    $  2,000
  Accounts payable..........................................     6,552       4,428
  Accrued liabilities.......................................    11,988      16,111
  Income taxes payable......................................       393         241
  Deferred income taxes.....................................       343          --
  Payables to affiliates....................................     2,305       1,378
                                                              --------    --------
          Total current liabilities.........................    24,081      24,158
Long-term debt..............................................    68,608      87,600
Deferred income taxes.......................................       548          --
Other long-term liabilities.................................     2,367       2,459
                                                              --------    --------
          Total liabilities.................................    95,604     114,217
                                                              --------    --------
Commitments and contingencies...............................        --          --
Stockholder's equity:
  Common stock, par value $.01; authorized, issued and
     outstanding, 1,000 shares in 2000 and 1999.............        --          --
  Additional paid-in capital................................    39,649      38,749
  Retained deficit..........................................   (11,888)    (14,102)
  Accumulated other comprehensive loss......................    (2,223)     (2,319)
                                                              --------    --------
          Total stockholder's equity........................    25,538      22,328
                                                              --------    --------
          Total.............................................  $121,142    $136,545
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                          PREDECESSOR
                                                                                          -----------
                                                                          EIGHT MONTHS    FOUR MONTHS
                                           YEAR ENDED      YEAR ENDED        ENDED           ENDED
                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     APRIL 30,
                                              2000            1999            1998           1998
                                          ------------    ------------    ------------    -----------
Net sales...............................    $117,270        $121,466        $88,517         $44,532
Cost of sales...........................      36,063          42,839         33,095          17,818
                                            --------        --------        -------         -------
     Gross profit.......................      81,207          78,627         55,422          26,714
Selling, general and administrative
  expenses..............................      88,202          89,234         62,359          28,873
Management fee income from affiliates...      (8,141)         (5,048)        (3,942)         (1,926)
Restructuring and impairment charges....       2,392           4,575             --              --
Loss (gain) on sale of assets...........         147          (1,043)           150              --
                                            --------        --------        -------         -------
     Loss from operations...............      (1,393)         (9,091)        (3,145)           (233)
Other income (expense):
  Royalty income from affiliates, net...      14,620          17,838             --              --
  Exchange (loss) gain..................        (178)           (421)            57              (4)
  Interest, net.........................      (7,564)        (10,323)        (6,868)           (279)
  Other, net............................           9             (76)            86            (946)
                                            --------        --------        -------         -------
Income (loss) before income taxes and
  extraordinary item....................       5,494          (2,073)        (9,870)         (1,462)
Income tax expense (benefit)............       3,075           2,108           (245)            375
                                            --------        --------        -------         -------
Income (loss) before extraordinary
  item..................................       2,419          (4,181)        (9,625)         (1,837)
Extraordinary loss on early
  extinguishment of debt, net of income
  tax benefit of $120 in 2000 and $0 in
  1999..................................         205             296             --              --
                                            --------        --------        -------         -------
Net income (loss).......................    $  2,214        $ (4,477)       $(9,625)        $(1,837)
                                            ========        ========        =======         =======

          See accompanying notes to consolidated financial statements.

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                       (IN THOUSANDS, EXCEPT FOR SHARES)

                                                                                                     FOUR
                                                                                  EIGHT MONTHS      MONTHS
                                           YEAR ENDED          YEAR ENDED            ENDED           ENDED
                                          DECEMBER 31,        DECEMBER 31,        DECEMBER 31,     APRIL 30,
                                              2000                1999                1998           1998
                                        -----------------   -----------------   ----------------   ---------
                                        SHARES    AMOUNT    SHARES    AMOUNT    SHARES   AMOUNT     AMOUNT
                                        ------   --------   ------   --------   ------   -------   ---------
CAPITAL STOCK:
  Balance, beginning of period........  1,000          --   1,000          --      --         --     29,641
  Capital stock issued in conjunction
     with the Acquisition on April 30,
     1998.............................     --          --      --          --   1,000         --         --
                                        -----    --------   -----    --------   -----    -------   --------
  Balance, end of period..............  1,000          --   1,000          --   1,000         --     29,641
ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of period........           $ 38,749            $ 38,374                 --         --
  Capital stock issued in conjunction
     with the Acquisition on April 30,
     1998.............................                 --                  --            $38,374         --
  Gain on sale of trademark to
     affiliate........................                 --                 375                 --         --
  Capital contributions by parent.....                900                  --                 --         --
                                        -----    --------   -----    --------   -----    -------   --------
  Balance, end of period..............             39,649              38,749             38,374         --
ACCUMULATED DEFICIT:
  Balance, beginning of year..........            (14,102)             (9,625)                --     (3,249)
  Net income (loss)...................              2,214              (4,477)            (9,625)    (1,837)
  Dividends paid to Gillette..........                 --                  --                 --    (20,990)
  Capital contributions by Gillette...                 --                  --                 --     26,000
                                        -----    --------   -----    --------   -----    -------   --------
  Balance, end of year................            (11,888)            (14,102)            (9,625)       (76)
ACCUMULATED OTHER COMPREHENSIVE INCOME
  (LOSS):
  Balance, beginning of year..........             (2,319)                896                 --     (2,379)
  Currency translation adjustments....                 96              (3,215)               896        364
                                        -----    --------   -----    --------   -----    -------   --------
  Balance, end of year................             (2,223)             (2,319)               896     (2,015)
                                        -----    --------   -----    --------   -----    -------   --------
TOTAL STOCKHOLDER'S EQUITY............  1,000    $ 25,538   1,000    $ 22,328   1,000    $29,645     27,550
                                        =====    ========   =====    ========   =====    =======   ========
COMPREHENSIVE INCOME (LOSS):
  Net income (loss)...................           $  2,214            $ (4,477)           $(9,625)  $ (1,837)
  Currency translation adjustments....                 96              (3,215)               896        364
                                        -----    --------   -----    --------   -----    -------   --------
          TOTAL COMPREHENSIVE INCOME
            (LOSS)....................           $  2,310            $ (7,692)           $(8,729)  $ (1,473)
                                        =====    ========   =====    ========   =====    =======   ========

- ---------------
(1) Stockholder's equity of the Predecessor represents the combined stockholders' equity and divisional equity of the Predecessor entities.

          See accompanying notes to consolidated financial statements.

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 PREDECESSOR
                                                                                                 -----------
                                                                YEARS ENDED       EIGHT MONTHS   FOUR MONTHS
                                                               DECEMBER 31,          ENDED          ENDED
                                                            -------------------   DECEMBER 31,    APRIL 30,
                                                              2000       1999         1998          1998
                                                            --------   --------   ------------   -----------
Cash flows from operating activities:
  Net income (loss).......................................  $  2,214   $ (4,477)   $  (9,625)      $(1,837)
  Extraordinary loss on early extinguishment of debt, net
    of taxes..............................................       205        296           --            --
                                                            --------   --------    ---------       -------
  Income (loss) before extraordinary item.................     2,419     (4,181)      (9,625)       (1,837)
  Adjustments to reconcile income (loss) before
    extraordinary item to net cash provided by (used in)
    operating activities:
    Loss (gain) on sale of property and equipment.........       147     (1,043)         150            --
    Depreciation and amortization.........................     3,014      3,606        3,228           976
    Amortization of deferred financing fees...............       633        840          731            --
    Asset impairment charge...............................     1,019      1,084           --            --
    Unrealized foreign exchange loss (gain)...............       249         --           --            --
    Deferred income taxes.................................       891         --           --            --
    Changes in operating assets and liabilities:
      Receivables, net....................................     1,244      5,453         (768)           89
      Inventories.........................................    (2,287)     8,213        2,744         1,004
      Prepaid expenses and other current assets...........      (422)        62         (374)          483
      Intercompany receivables and payables...............     1,936    (14,403)          --            --
      Other assets........................................       841       (315)        (194)         (413)
      Accounts payable and accrued liabilities............    (1,999)    (4,282)         588        (5,531)
      Income taxes payable/prepaid........................       272       (721)        (265)         (882)
      Other long-term liabilities.........................      (341)       897          110          (388)
                                                            --------   --------    ---------       -------
         Net cash provided by (used in) operating
           activities.....................................     7,616     (4,790)      (3,675)       (6,499)
                                                            --------   --------    ---------       -------
Cash flows from investing activities:
  Purchase of Jafra Business..............................        --         --     (103,782)           --
  Payments of previously accrued Acquisition fees.........        --     (1,856)      (4,685)           --
  Proceeds from sale of property and equipment............        92      5,551        2,917            --
  Purchases of property and equipment.....................    (4,418)    (2,355)      (4,140)         (770)
  Other...................................................      (760)      (711)          --            --
                                                            --------   --------    ---------       -------
         Net cash provided by (used in) investing
           activities.....................................    (5,086)       629     (109,690)         (770)
                                                            --------   --------    ---------       -------
Cash flows from financing activities:
  Issuance (repurchase) of subordinated debt..............    (6,358)    (8,094)      60,000            --
  Borrowings (repayments) under term loan facility........    (2,000)    (1,500)      15,000            --
  Net borrowings (repayments) under revolving credit
    facility..............................................   (10,000)    13,000       11,500            --
  Capital contributions by Parent.........................       900         --       38,374            --
  Transactions with affiliates............................    14,788         --           --         6,138
  Deferred financing fees.................................        --         --       (6,832)           --
                                                            --------   --------    ---------       -------
         Net cash provided by (used in) financing
           activities.....................................    (2,670)     3,406      118,042         6,138
                                                            --------   --------    ---------       -------
Effect of exchange rate changes on cash...................       496       (496)        (576)          364
Effect of accounting calendar change on cash..............        --         --           --           (82)
                                                            --------   --------    ---------       -------
         Net increase (decrease) in cash and cash
           equivalents....................................       356     (1,251)       4,101          (849)
Cash and cash equivalents at beginning of period..........     3,026      4,277          176         2,129
                                                            --------   --------    ---------       -------
Cash and cash equivalents at end of period................  $  3,382   $  3,026    $   4,277       $ 1,280
                                                            ========   ========    =========       =======
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest..............................................  $  9,669   $ 10,100    $   4,809       $    --
    Income taxes..........................................  $  2,154   $  1,907    $      --       $    --

          See accompanying notes to consolidated financial statements.

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

BASIS OF PRESENTATION

     Jafra Cosmetics International, Inc., a Delaware corporation ("JCI") is a wholly owned subsidiary of CDRJ North Atlantic (Lux) S.a.r.L., a wholly owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg societe anonyme (the "Parent"). JCI, its subsidiaries, and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. ("CD&R") to acquire (the "Acquisition") the worldwide Jafra Cosmetics business (the "Jafra Business") of The Gillette Company ("Gillette"). On April 30, 1998, pursuant to an acquisition agreement (the "Acquisition Agreement") between the Parent, certain of its subsidiaries and Gillette, (i) Jafra Cosmetics International Inc., a California corporation, merged with and into JCI, with JCI as the surviving entity, and (ii) indirect subsidiaries of JCI purchased the stock of Gillette subsidiaries conducting the Jafra Business in Germany, Italy, the Netherlands and Switzerland and certain assets used in the Jafra Business in Austria.

     The accompanying consolidated financial statements as of and for the years ended December 31, 2000 and 1999 and for the eight-month period ended December 31, 1998 reflect the operations of JCI and its subsidiaries (collectively, the "Company"). The Company is an operating subsidiary in the United States, and currently has operating subsidiaries in Austria, Germany, Italy, the Netherlands, Switzerland, the Dominican Republic, and Thailand. The accompanying combined financial statements for the four months ended April 30, 1998 reflect the operations of the Jafra Business in the United States and Europe prior to the Acquisition and are referred to as the "Predecessor" operations. All significant intercompany accounts and transactions between entities comprising the Company or Predecessor operations have been eliminated in consolidation and combination.

     The combined financial statements of the Predecessor include the accounts of the following subsidiaries and divisions of Gillette: Jafra Cosmetics International, Inc., a California corporation; Jafra Cosmetics GmbH, a German company; Jafra Cosmetics International B.V., a Netherlands company; Jafra Cosmetics S.p.A., an Italian company; Jafra Cosmetics A.G., a Swiss company; the Jafra-related operations of a Gillette affiliate in Austria; and the assets related to the Jafra intellectual properties, held by Gillette, that are used in the Jafra Business.

     In connection with the Acquisition, JCI and an affiliated company, Jafra S.A. (the indirect, wholly owned Mexican subsidiary of the Parent) issued $100 million aggregate principal amount of 11.75% Subordinated Notes due 2008 (the "Notes"). See Note 6. The Notes represent several obligations of JCI and Jafra S.A., with each participating on a pro rata basis upon redemption. JCI and Jafra S.A. have fully and unconditionally guaranteed the obligations under the Notes of the other on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. As the cross-guarantee of JCI and Jafra S.A. is subject to a 30-day standstill period, the Parent is filing these separate financial statements of JCI as a schedule to its Annual Report on Form 10-K for the year ended December 31, 2000.

     Because of the debt financing incurred in connection with the Acquisition and the adjustments made to allocate the excess of the aggregate purchase price over the historical value of the net assets acquired, the accompanying consolidated financial statements of the Company are not directly comparable to those of the Predecessor.

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

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

DESCRIPTION OF BUSINESS

     The Company is an international marketer, and prior to June of 1999, was a manufacturer of premium skin and body care products, color cosmetics, fragrances, and other personal care products. The Company markets its products primarily in the United States, but also through subsidiaries in Austria, Germany, Italy, the Netherlands, Switzerland, the Dominican Republic and Thailand and in a number of additional countries through distributors, through a direct selling, multilevel distribution system comprised of self-employed salespersons (known as "consultants").

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

     Property and Equipment. Property and equipment are stated at cost. Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets using the straight-line method. Estimated useful lives are 40 years for buildings and improvements and 5 to 15 years for machinery and computer equipment. Maintenance and repairs, including cost of minor replacements, are charged to operations as incurred. Costs of additions and betterments are added to property and equipment accounts provided that such expenditures increase the useful life or the value of the asset.

     Intangible Assets. Intangible assets principally consist of goodwill, which is amortized using the straight-line method. Goodwill resulting from the Company's acquisition of the Jafra Business from Gillette is being amortized over a period of 40 years, while the Predecessor's goodwill was amortized generally over a period of 37.5 years. Accumulated amortization of goodwill at December 31, 2000 and 1999 was $2,868,000 and $1,895,000, respectively.

     Deferred Financing Costs. In connection with the acquisition of the Jafra Business, the Company incurred approximately $7.2 million of costs related to the 11.75% Senior Subordinated Notes due 2008 (the "Notes"), the Revolving Credit Facility and the Term Loan Facility (see Note 6). Such costs are being amortized on a basis that approximates the interest method over the expected term of the related debt. Accumulated amortization at December 31, 2000 and 1999 was $1,871,000 and $1,373,000, respectively.

     Impairment of Long-Lived Assets and Goodwill. Long-lived assets and goodwill are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets and goodwill is not recoverable, the Company will recognize an impairment loss, measured by the future discounted cash flow method (see Note 10).

     Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments. The fair value of the Notes at December 31, 2000 was $46,461,000, based on discussions with one of the Company's largest bondholders and an analysis of current market interest rates and the Company's credit rating. The fair value of the Notes at December 31, 1999 was $50,310,000, based on quoted market prices. As the Company's Revolving Credit Facilities and the Term Loan are variable rate debt, and the

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

interest rate spread paid by the Company is adjusted for changes in certain financial ratios of the Company, the fair value of the Revolving Credit Facilities and the Term Loan approximated their carrying amounts at December 31, 2000 and 1999.

     Research and Development. Research and development costs are expensed as incurred. Total research and development expense aggregated $1,901,000, $2,130,000, $1,902,000, and $1,185,000 for the years ended December 31, 2000 and
1999, the eight months ended December 31, 1998, and the four months ended April 30, 1998, respectively. The portion of the above-identified research and development expenses incurred by the Company and charged to Jafra S.A. as part of the Company's management fee income (see Note 9) aggregated $978,000, $942,000, $951,000, and $321,000 for the years ended December 31, 2000 and 1999, the eight months ended December 31, 1998, and the four months ended April 30, 1998, respectively.

     Income Taxes. The Company accounts for income taxes under the balance sheet approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company's financial statements or income tax returns. Management provides a valuation allowance for deferred income tax assets when it is more likely than not that a portion of such deferred income tax assets will not be realized. Income tax expense of the Company is computed on a separate-company basis.

     Foreign Currency Translation. The functional currency for foreign subsidiaries is generally the local currency. Assets and liabilities of such foreign subsidiaries are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive income.

     New Accounting Standards. Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In the fourth quarter of 2000, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires that amounts billed to customers for shipping and handling fees be classified as revenues. Reclassifications have been made to all prior periods to reflect shipping and handling fees, previously reported as reductions to selling, general and administrative expenses, in net sales in the accompanying consolidated statements of operations. The amounts that have been reclassified as net sales are $4,057,000, $2,751,000 and $1,389,000 for the year ended December 31, 1999, the eight-month period ended December 31, 1998, and the four-month period ended April 30, 1998, respectively. Shipping and handling costs are included in selling, general and administrative expenses.

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

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(3) INVENTORIES

     Inventories consist of the following at December 31, 2000 and 1999 (in thousands):

                                                              2000      1999
                                                             ------    ------
Raw materials and supplies.................................  $   44    $  158
Finished goods.............................................   9,411     7,010
                                                             ------    ------
Total inventories..........................................  $9,455    $7,168
                                                             ======    ======

(4) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31, 2000 and 1999 (in thousands):

                                                            2000       1999
                                                           -------    -------
Land.....................................................  $ 6,188    $ 6,188
Buildings................................................    5,998      5,487
Machinery and equipment..................................   11,997     10,403
                                                           -------    -------
                                                            24,183     22,078
Less accumulated depreciation............................    4,039      2,795
                                                           -------    -------
Property and equipment, net..............................  $20,144    $19,283
                                                           =======    =======

(5) ACCRUED LIABILITIES

     Accrued liabilities consist of the following at December 31, 2000 and 1999 (in thousands):

                                                            2000       1999
                                                           -------    -------
Sales promotion and commissions..........................  $ 3,553    $ 4,035
Accrued restructuring charges (Note 10)..................      516      1,105
Accrued interest.........................................      892      1,034
Compensation and other benefit accruals..................    3,374      5,283
State and local sales taxes and other taxes..............      846      1,305
Other....................................................    2,807      3,349
                                                           -------    -------
                                                           $11,988    $16,111
                                                           =======    =======

(6) DEBT

     Debt consists of the following at December 31, 2000 and 1999 (in thousands):

                                                               2000       1999
                                                              -------    -------
Subordinated Notes, unsecured, interest payable
  semi-annually at 11.75%, due in 2008......................  $45,108    $51,600
Term Loan, principal and interest due in quarterly
  installments through April 30, 2004, interest rates of
  8.1% and 8.6% at December 31, 2000 and 1999,
  respectively..............................................   11,500     13,500
Revolving Loan, due April 30, 2004, weighted average
  interest rates of 8.3% and 9.1% at December 31, 2000 and
  1999, respectively........................................   14,500     24,500
Total debt..................................................   71,108     89,600
                                                              -------    -------
Less current maturities.....................................   (2,500)    (2,000)
                                                              -------    -------
Long-term debt..............................................  $68,608    $87,600
                                                              =======    =======

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company's long-term debt matures as follows (in thousands): $2,500 in 2001, $3,000 in 2002, $4,000 in 2003, $16,500 in 2004, $0 in 2005 and $45,108
thereafter.

     On April 30, 1998, JCI and Jafra S.A. borrowed $125 million by issuing $100 million aggregate principal amount of 11.75% Subordinated Notes due 2008 (the "Notes") pursuant to an Indenture dated April 30, 1998 (the "Indenture") and $25 million under a Senior Credit Agreement.

     At the date of issuance, the Notes represented several obligations of JCI and Jafra S.A. in the amount of $60 million and $40 million, respectively, with each participating on a pro rata basis upon redemption. The Notes mature in 2008 and bear a fixed interest rate of 11.75% payable semi-annually.

     JCI and Jafra S.A. are indirect, wholly owned subsidiaries of the Parent and have fully and unconditionally guaranteed the obligations under the Notes of the other on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. In addition, the Parent has fully and unconditionally guaranteed the Notes on a senior subordinated basis. The Company currently has no U.S. subsidiaries. Each acquired or organized U.S. subsidiary of JCI will fully and unconditionally guarantee the Notes jointly and severally, on a senior subordinated basis. Each existing subsidiary of Jafra S.A. fully and unconditionally guarantees the Notes jointly and severally, on a senior subordinated basis, and each subsequently acquired or organized subsidiary of Jafra S.A. will fully and unconditionally guarantee the Notes jointly and severally, on a senior subordinated basis. The nonguarantor entities are the Company's indirect subsidiaries in Austria, Germany, Italy, the Netherlands, Switzerland, the Dominican Republic and Thailand, and the Parent's indirect subsidiaries in Poland, Argentina, Brazil, Chile, Colombia, Peru, and Venezuela. All guarantor and nonguarantor entities are either direct or indirect wholly owned subsidiaries of the Parent. The Notes were registered in a registered exchange offer, effective as of January 25, 1999, under the Securities Act of 1933, as amended.

     The Notes are unsecured and are generally non-callable for five years. Thereafter, the Notes will be callable at premiums declining to par in the eighth year. Prior to May 1, 2001, JCI and Jafra S.A. at their option may concurrently redeem the Notes on a pro rata basis in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of the Notes.

     A Consent and Waiver, dated November 19, 1999, to the Senior Credit Agreement, as described below, allows JCI and Jafra S.A. to repurchase the Notes in the open market from time to time, with the aggregate purchase price for all such Notes repurchased not to exceed $25 million. During 2000, JCI retired notes, prior to maturity, with a face value of $6.5 million. The debt repurchases in 2000 resulted in an extraordinary loss of $205,000, net of an income tax benefit of $120,000. During 1999, JCI retired Notes, prior to maturity, with a face value of $8.4 million. The debt repurchases in 1999 resulted in an extraordinary loss of $296,000, with no income tax benefit. In connection with the early retirement of the Notes as described above, a portion of the unamortized deferred financing costs was written off and included in the determination of the extraordinary loss on early extinguishment of debt. Total amounts that were written off during 2000 and 1999 were $459,000 and $602,000, respectively.

     In addition, JCI and Jafra S.A. entered into a Senior Credit Agreement that provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a multicurrency Revolving Credit Facility of $65 million and a Term Loan Facility of $25 million. Borrowings under the Term Loan Facility are payable in quarterly installments of principal and interest over 6 years through April 30, 2004. Borrowings under the Revolving Credit Facility mature on April 30, 2004. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 1.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 0.5%, plus an applicable margin not to exceed 0.625%). The interest rates in effect at December 31, 2000 ranged from approximately 8.1% to approximately 8.3% for the LIBOR-based borrowings and approximately 10.1% for the prime-based borrowings. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra S.A.

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Both the Indenture and the Senior Credit Agreement contain certain covenants which limit the Company's ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio.

     As of December 31, 2000, the Company had one irrevocable standby letter of credit outstanding, totaling $0.1 million. This letter of credit, expiring on April 30, 2004, collateralizes the Company's obligation to a third party in connection with certain lease agreements. The fair value of this letter of credit approximates its contract value.

(7) INCOME TAXES

     The Company's income (loss) before income taxes consists of the following (amounts in thousands):

                                                                                  PREDECESSOR
                                                                                  ------------
                                                                  EIGHT MONTHS    FOUR MONTHS
                                   YEAR ENDED      YEAR ENDED        ENDED           ENDED
                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                      2000            1999            1998            1998
                                  ------------    ------------    ------------    ------------
Income (loss) before income
  taxes and extraordinary item:
  United States.................    $ 9,741         $ 3,898         $(5,764)        $  (451)
  Foreign.......................     (4,247)         (5,971)         (4,106)         (1,011)
                                    -------         -------         -------         -------
                                    $ 5,494         $(2,073)        $(9,870)        $(1,462)
                                    =======         =======         =======         =======

     Actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate rate of 35% to income before income taxes) as a result of the following:

                                                                                  PREDECESSOR
                                                                                  ------------
                                                                  EIGHT MONTHS    FOUR MONTHS
                                   YEAR ENDED      YEAR ENDED        ENDED           ENDED
                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     APRIL 30,
                                      2000            1999            1998            1998
                                  ------------    ------------    ------------    ------------
Provision (benefit) for income
  taxes at federal statutory
  rate..........................    $ 1,922         $  (726)        $(3,454)         $(512)
Foreign income subject to tax
  other than at federal
  statutory rate, principally
  withholding taxes.............      1,298           1,186            (655)            --
Foreign tax credits.............     (1,724)         (1,784)             --             --
State income taxes..............        243             171              --             --
Valuation
  allowance -- domestic.........       (616)            657           2,017            160
Valuation
  allowance -- foreign..........      1,911           2,686           1,847            252
Other...........................         41             (82)             --            475
                                    -------         -------         -------          -----
Income tax expense..............    $ 3,075         $ 2,108         $  (245)         $ 375
                                    =======         =======         =======          =====

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     For financial reporting purposes, the Predecessor has provided income taxes on a separate-company basis. The components of the provision for income taxes are as follows (in thousands):

                                                                                  PREDECESSOR
                                                                                  ------------
                                                                  EIGHT MONTHS    FOUR MONTHS
                                   YEAR ENDED      YEAR ENDED        ENDED           ENDED
                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     APRIL 30,
                                      2000            1999            1998            1998
                                  ------------    ------------    ------------    ------------
Current:
  Federal.......................     $   72          $   60          $  --            $  1
                                     ------          ------          -----            ----
  Foreign:
     Foreign withholding
       taxes....................      1,820           1,859             --              --
     Europe.....................         49              99           (245)            374
                                     ------          ------          -----            ----
                                      1,869           1,958           (245)            374
  State.........................        243              90             --              --
                                     ------          ------          -----            ----
          Total current.........      2,184           2,108           (245)            375
Deferred -- foreign.............         --              --             --              --
Deferred -- domestic............        891              --             --              --
                                     ------          ------          -----            ----
          Total deferred........        891              --             --              --
Total income taxes on income
  (loss) before income taxes and
  extraordinary item............      3,075           2,108           (245)            375
Income tax benefit on early
  extinguishment of debt........       (120)             --             --              --
                                     ------          ------          -----            ----
          Total income tax
            expense.............     $2,955          $2,108          $(245)           $375
                                     ======          ======          =====            ====

     The components of deferred income tax assets and deferred income tax liabilities at December 31, 2000 and 1999 are as follows (in thousands):

                                                               2000       1999
                                                              -------    -------
Deferred income tax assets:
  Accounts receivable.......................................  $    --    $     5
  Net operating loss carryforward...........................    6,162      4,275
  Disallowed interest expense...............................    1,226      2,279
  Accrued bonuses...........................................      619      1,933
  Transaction and deferred financing costs..................       --        118
  Foreign tax credit carryforward...........................    1,700        991
  Other accrued liabilities.................................      244         --
  Other.....................................................    1,266         61
                                                              -------    -------
          Total deferred income tax assets..................   11,217      9,662
  Less valuation allowance..................................   (7,862)    (7,257)
                                                              -------    -------
          Net deferred income tax assets....................    3,355      2,405

Deferred income tax liabilities:
  Property and equipment....................................   (1,221)      (438)
  Trademark and goodwill....................................   (1,866)    (1,245)
  Inventories...............................................     (851)      (553)
  Other.....................................................     (308)      (169)
                                                              -------    -------
          Total deferred income tax liabilities.............   (4,246)    (2,405)
                                                              -------    -------
          Net deferred income tax liabilities...............  $  (891)   $    --
                                                              =======    =======

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company records a valuation allowance on the deferred income tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowances at December 31, 2000 and 1999 are based upon the Company's estimates of the future realization of deferred income tax assets. Valuation allowances at December 31, 2000 and 1999 were provided to offset operating loss carryforwards of $6,162,000 and foreign tax credit carryforwards of $1,700,000 resulting from the Company's U.S. and European subsidiaries. These deferred income tax assets were reduced by a valuation allowance of $7,862,000. The tax loss carryforwards expire in varying amounts between 2001 and 2010. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards.

(8) BENEFIT PLANS

PREDECESSOR PLANS

     Prior to the Company's acquisition of the Jafra Business, the Predecessor participated in The Gillette Company Retirement Plan (the "Plan") which was a defined benefit pension plan covering substantially all of Gillette's domestic employees. Benefits were based on age, years of service and the level of compensation during the final years of employment. Gillette's funding policy was to contribute annually to the Plan the amount necessary to meet the minimum funding standards established by the Employee Retirement Income Security Act. The pension plan expense allocated to the predecessor to the Parent and its subsidiaries, including the Company, was $261,000 for the four months ended April 30, 1998. The Predecessor's share of pension expense was based on the Predecessor's payroll covered by the Plan as a percentage of total payroll covered by the Plan.

     The Predecessor also participated in Gillette's plans which provided certain health care and life insurance benefits to retired employees. Substantially all of the Predecessor's employees became eligible for these benefits upon retirement. The Predecessor's share of this other postretirement benefit plan expense allocated to the predecessor to the Parent and its subsidiaries, including the Company, was $37,000 for the four months ended April 30, 1998.

COMPANY PLANS

     Certain employees of the Company's German subsidiary participate in a defined benefit pension plan covering key employees (the "Germany Plan"). Benefits are based on age, years of service and the level of compensation during the final years of employment. The Company's funding policy is to contribute annually to the Germany Plan the amount necessary to meet the minimum funding standards. The Company recognized pension income of $18,000 for the year ended December 31, 2000 due to the departure of certain employees. The total pension expense was $43,000 for the year ended December 31, 1999, $11,000 for the eight months ended December 31, 1998, and $129,000 for the four months ended April 30, 1998.

     JCI has an employee savings plan which permits participants to make voluntary contributions by salary reductions pursuant to section 401(k) of the Internal Revenue Code, which allowed employees to defer up to 15% of their total compensation, subject to statutory limitations. On January 1, 2001, the maximum employee deferral rate under this program was increased to 20%, subject to statutory limitations. Employee contributions of up to 10% of compensation are matched by the Company at the rate of 50 cents per dollar. Employees do not vest in the Company contribution until they have reached two years of service, at which time they become fully vested. The Company's expense under this program was $620,000, $628,000 and $420,000 for the years ended December 31, 2000 and 1999 and for the eight months ended December 31, 1998, respectively.

     JCI also has supplemental excess benefit savings plans for certain senior executives which permitted participants to make voluntary contributions of up to 15% of their total compensation. On January 1, 2001, participants became eligible to make voluntary contributions of up to 20% of their total compensation. Employee contributions are matched on the same basis as under the employee savings plan, and the vesting

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

provisions are the same. The Company's expense under this program was $ 213,000, $179,000 and $17,000 for the years ended December 31, 2000 and 1999 and for the eight months ended December 31, 1998, respectively. Employee and employer contributions under such plan are placed into a "rabbi" trust exclusively for the uses and purposes of plan participants and general creditors of the Company. The Company has recorded an asset and the related liability in the accompanying consolidated balance sheets of $1,472,000 and $711,000 at December 31, 2000 and 1999, respectively.

(9) RELATED PARTY TRANSACTIONS

     The Company distributes skin and body products to other affiliates of the Parent ("Affiliates"). Sales to Affiliates, primarily in Mexico and South America, were $14,297,000, $14,318,000, $7,893,000, and $6,485,000 for the years ended December 31, 2000 and 1999, the eight months ended December 31, 1998, and the four months ended April 30, 1998. These sales were made at cost plus a markup ranging from 0 to 11%.

     In addition, the Company provides certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions to Affiliates. The cost of these services is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company charges out a portion of these management expenses to its Affiliates based principally upon a formula using the percentage of revenues of each affiliate to the total consolidated revenues of the Parent. The Company believes the amounts and methods of allocations are reasonable and approximate the cost of the actual services provided. The management fee income, which consists of amounts billed to Affiliates in Mexico and South America, was $8,141,000, $5,048,000, $3,942,000 and $1,926,000 for the years ended December
31, 2000 and 1999, for the eight months ended December 31, 1998, and for the four months ended April 30, 1998.

     Certain expenses were charged by Gillette to the Predecessor prior to the Acquisition. The allocations were based principally upon a formula using the percentage of revenues of the Predecessor to the total consolidated revenues of Gillette. Such services included legal, trademark and patent support, internal audit, and other administrative costs. Total related charges were $748,000 for the four months ended April 30, 1998. Such charges are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Such allocations ceased upon consummation of the Acquisition, and, as such, no amounts are included for the years ended December 31, 2000 and 1999 and the eight months ended December 31, 1998.

     At the end of 1999, the Company sold U.S. trademarks with a net book value of $20,125,000 and German trademarks with a net book value of $4,362,000 to Jafra S.A for their respective estimated fair values of $20,500,000 and $3,500,000. The excess of the sales price over the net book value of U.S. trademarks of $375,000 was recorded as additional paid-in capital in the accompanying consolidated statements of stockholder's equity. The excess of the net book value of German trademarks over the sales price of $862,000 was recorded as an impairment loss in the accompanying consolidated statements of operations. Beginning in 2000, the Company is charged a royalty by Jafra S.A. for the right to use the Jafra trademark in the United States and Europe. The total royalty expense charged by Jafra S.A. to the Company for the year ended December 31, 2000 was $1,126,000, and is offset against royalty income from affiliates in the accompanying consolidated statements of operations.

     The Company owns the worldwide rights to its multi-level sales know-how (referred to as the "Jafra Way"). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. Starting in 1999, the Company charged Jafra S.A. a royalty for the use of the Jafra Way. The royalty fees charged by the Company in 1999 were $17,838,000 and are based upon a percentage of Jafra S.A.'s sales. The Company charged Jafra S.A. a royalty fee of $15,746,000 for use of the Jafra Way for the year ended December 31, 2000.

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company has granted loans to certain Affiliates at annual interest rates ranging from 6% to 9%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes receivable from Affiliates consists primarily of amounts owed by Jafra S.A. as a result of the sale of U.S. and German trademarks as discussed above, and amounts billed to Jafra S.A. in connection with the Jafra Way royalty. In addition, the Company has made loans to an indirect subsidiary of the Parent to fund certain of the Parent's operations in South America. Net interest income from Affiliates, primarily Jafra S.A., was $2,126,000 and $121,000 for the years ended December 31, 2000 and 1999, respectively. For the eight months ended December 31, 1998, the Company incurred net interest expense of $15,000 on borrowings from Affiliates. Interest income and expense relating to Affiliates is included in interest, net, in the accompanying consolidated statements of operations. During the four months ended April 30, 1998, interest was charged and earned on intercompany receivables and payables between Gillette and the Predecessor at the LIBOR rate. The total related interest was $152,000 for the four months ended April 30, 1998, and is included in interest, net, in the accompanying consolidated statements of operations.

     During 2000, the Parent contributed $900,000 of capital to the Company. This capital was generated by issuances of common stock by the Parent, and was used by the Company to pay down debt.

     In 1998, CD&R received a fee of $2.7 million from the Parent for providing services related to the structuring, implementation and consummation of the Acquisition. Pursuant to a consulting agreement entered into following the Acquisition, until the 10th anniversary of the Acquisition or the date on which CD&R Fund V no longer has an investment in the Parent, or until termination by either party with 30 days notice, CD&R will receive an annual fee (and reimbursement of out-of-pocket expenses) for providing advisory, management consulting and monitoring services to the Parent and its subsidiaries. The annual fee was originally $500,000 and as of January 1, 1999, was reduced to $400,000. The Parent and CD&R are currently discussing a proposed amendment to the consulting agreement. As proposed, the amendment would provide for an annual fee of $1,000,000, retroactive to January 1, 2001, for ongoing services provided to the Parent and its subsidiaries. As required by the terms of the Parent's lending arrangements, such fees are determined by arm's-length negotiation and are believed by the Parent to be reasonable. In addition, the proposed amendment adds to CD&R's services under the agreement financial, advisory, investment banking and similar services with respect to future proposals for an acquisition, merger, recapitalization, or other similar transaction directly or indirectly involving the Parent or any of its subsidiaries. The fee for such additional services in connection with future transactions would be an amount equal to 1% of the transaction value for the transaction to which the fee relates. Such transaction fees may be increased upon approval of a majority of the members of the Company's Board of Directors who are not employees of the Company, CD&R or any affiliate of CD&R. The proposed amendment also provides that if any employee of CD&R is appointed to an executive management position (or a position of comparable responsibility) in the Company or any of its subsidiaries, the annual fee will be increased by an amount to be determined by CD&R, the amount of such increase not to exceed 100% of the existing annual fee in effect at that time. The proposed amendment has been approved by the Parent's Board of Directors. The CD&R fees incurred during the years ended December 31, 2000 and 1999 and the eight months ended December 31, 1998 were $400,000, $400,000 and $333,000, respectively. These fees were recorded as selling, general, and administrative expenses in the accompanying consolidated statements of operations, and a portion of the fees was allocated to Affiliates as part of the Company's management fee income from affiliates.

     Certain officers and directors of CD&R or its affiliates serve as directors of the Parent. During 1999, the Company engaged Guidance Solutions ("Guidance"), a corporation in which an investment fund managed by CD&R has an investment, to develop its e-commerce systems. Under the agreement entered into by both parties, the Company agreed to pay fees of approximately $2.0 million to Guidance in connection with planning, defining, designing and consulting services performed. During the years ended December 31, 2000 and 1999, the Company paid fees to Guidance of $1,798,000 and $389,000, respectively. A portion of these amounts were allocated to the Company's Affiliates. The Company terminated its agreement with Guidance

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and executed a settlement and mutual release agreement effective September 30, 2000. Upon execution of this agreement in October of 2000, Guidance paid the Company $25,000 and agreed to pay the Company an aggregate additional sum of $475,000, payable in quarterly installments plus interest at 9.5% per annum, beginning in January 2001.

     The Predecessor recognized profit on the sale of inventory to Gillette of $157,000 for the four months ended April 30, 1998.

(10) RESTRUCTURING AND IMPAIRMENT CHARGES AND RELATED ACCRUALS

     Current Year Restructuring and Impairment Charges. In 2000, the Company recorded approximately $1.4 million of restructuring charges and approximately $1.0 million of asset impairment charges. The restructuring charges of approximately $1.4 million related to the Company's repositioning activities in Europe, and consisted primarily of severance costs. As of December 31, 2000, payments of approximately $1.0 million have been made for these charges. The Company anticipates that substantially all of the remaining restructuring costs of approximately $0.4 million will be paid in 2001. The asset impairment charges of $1.0 million consisted of approximately $0.3 million related to the Company's repositioning activities in Europe and approximately $0.7 million related to the write-down of certain capitalized computer software costs in the United States.

     Prior Year Restructuring and Impairment Charges. In 1999, the Company recorded approximately $3.5 million of restructuring charges and approximately $1.1 million of asset impairment charges. The restructuring charges consisted of approximately $2.7 million of charges related to the outsourcing of the Company's U.S. product manufacturing functions, and approximately $0.8 million of other restructuring activities in the U.S. and Europe. Substantially all of the charges related to severance costs. As the terms of such severance were not communicated to the affected employees until subsequent to the one-year anniversary of the Acquisition, such costs were expensed during 1999. As of December 31, 2000, payments of approximately $3.4 million have been made for these charges. Remaining restructuring costs of $0.1 million represent contracted severance payments and will be paid in the first quarter of 2001.

     Also in 1999, the Company recognized an asset impairment charge of approximately $1.1 million related to long-lived assets (goodwill and trademarks) owned by its German subsidiary ("Jafra Germany"). In the fourth quarter of 1999, concurrent with the Company's annual business planning process, the Company recognized that sales levels in Jafra Germany had declined more than anticipated since the Acquisition. The Company performed an impairment review and concluded that Jafra Germany's future undiscounted cash flows were below the carrying value of its related long-lived assets. Accordingly, the Company recorded a noncash impairment loss of approximately $1.1 million to adjust the carrying values of Jafra Germany's goodwill and trademarks to their estimated fair values, which were determined based on anticipated future cash flows discounted at a rate commensurate with Jafra Germany's weighted average cost of capital.

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

     Prior to April 30, 1999 (the one year anniversary of the Acquisition), the Company finalized plans related to the closure of certain worldwide facilities, principally the closure and outsourcing of the U.S. product manufacturing functions. These restructuring plans included the transfer of certain inventory and the sale of fixed assets at a loss to a third party contractor (the "Contractor") (see Note 14). The total finalized cost of the Acquisition Accrual was approximately $4.4 million, and resulted in a net increase to goodwill of

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

approximately $0.4 million in 1999. The components of the Acquisition Accrual are summarized as follows (in thousands):

Disposal of fixed assets....................................  $2,336
Severance...................................................   1,724
Lease termination costs.....................................     197
Other.......................................................     150
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

     As discussed above, the components of the additions and/or adjustments to the aforementioned accruals include severance, lease costs, fixed asset disposals, and other exit costs, and are summarized as follows (in thousands):

                                                                               EIGHT MONTHS
                                                YEAR ENDED      YEAR ENDED        ENDED
                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                   2000            1999            1998
                                               ------------    ------------    ------------
Additions -- charges to income:
  Severance..................................     $1,170         $ 3,265          $   --
  Lease costs................................        170              57              --
  Other                                               84             169              --
                                                  ------         -------          ------
          Total additions....................      1,424           3,491              --
  Acquisition Accrual:
  Severance..................................         --          (1,176)          2,900
  Fixed asset disposals......................         --           2,336              --
  Lease costs................................         --            (903)          1,100
  Other......................................         --             150              --
                                                  ------         -------          ------
          Acquisition Accrual, net...........         --             407           4,000
                                                  ------         -------          ------
                                                  $1,424         $ 3,898          $4,000
                                                  ======         =======          ======

     A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

                                                                               EIGHT MONTHS
                                                YEAR ENDED      YEAR ENDED        ENDED
                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                   2000            1999            1998
                                               ------------    ------------    ------------
Opening balance..............................     $1,105          $3,162          $   --
Additions....................................      1,424           3,491           4,000
Adjustment to goodwill balance...............         --             407              --
Charges against reserves.....................     (2,013)         (5,955)           (838)
                                                  ------          ------          ------
          Ending balance.....................     $  516          $1,105          $3,162
                                                  ======          ======          ======

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The remaining costs at each year-end included in the restructuring accrual are summarized as follows (in thousands):

                                                                   DECEMBER 31,
                                                             ------------------------
                                                             2000     1999      1998
                                                             ----    ------    ------
Severance..................................................  $346    $1,105    $2,154
Lease costs................................................   170        --     1,008
                                                             ----    ------    ------
                                                             $516    $1,105    $3,162
                                                             ====    ======    ======

     The principal component of the restructuring accruals is severance. A summary of the severance activity is as follows (dollar amounts in thousands):

                                              YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------------
                                 2000                   1999                   1998
                          -------------------    -------------------    ------------------
                          NUMBER OF              NUMBER OF              NUMBER OF
                          EMPLOYEES   AMOUNT     EMPLOYEES   AMOUNT     EMPLOYEES   AMOUNT
                          ---------   -------    ---------   -------    ---------   ------
Opening balance.........      43      $ 1,105        47      $ 2,154        --      $   --
Planned terminations....      29        1,170       101        3,265        85       2,900
Adjustment to planned
  terminations..........      --           --       (39)      (1,176)       --          --
Actual terminations.....     (62)      (1,929)      (66)      (3,138)      (38)       (746)
                             ---      -------       ---      -------       ---      ------
          Ending
            balance.....      10      $   346        43      $ 1,105        47      $2,154
                             ===      =======       ===      =======       ===      ======

(11) FINANCIAL REPORTING FOR BUSINESS SEGMENTS

     Segment information has been prepared in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operations and major customers.

     The Company's business is comprised of one industry segment, direct selling, with worldwide operations, principally in the United States and Europe. The Company is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. The Company has two reportable business segments: the United States, and Europe. Business results for subsidiaries in the Dominican Republic and Thailand are combined and included in the following table under the caption "All Others".

     The accounting policies used to prepare the information reviewed by the Company's chief operating decision makers are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment operating income, excluding reorganization and restructuring charges, unusual gains and losses, and amortization of goodwill and intangibles. Consistent with the information reviewed by the Company's chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments. The effects of intersegment sales (net sales and related gross profit) are excluded from the computation of segment operating income. Gross profit from Affiliates (primarily in Mexico and South

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

America) is included in the following table under the caption "Corporate, Unallocated and Other". Segment assets exclude notes and accounts receivable from Affiliates.

                                                                               CORPORATE,
                                       UNITED               ALL      TOTAL     UNALLOCATED   CONSOLIDATED
        DOLLARS IN THOUSANDS           STATES    EUROPE    OTHERS   SEGMENTS    AND OTHER       TOTAL
        --------------------          --------   -------   ------   --------   -----------   ------------
Year ended December 31, 2000
Net sales...........................  $ 74,681   $26,823   $1,469   $102,973    $ 14,297       $117,270
Operating profit (loss).............    10,709       876     (790)    10,795     (12,188)        (1,393)
Depreciation and amortization.......     2,111       883       20      3,014          --          3,014
Capital expenditures................     3,662        90      666      4,418          --          4,418
Segment assets......................    68,843    17,650    2,102     88,595         287         88,882

Year ended December 31, 1999
Net sales...........................    74,120    33,028       --    107,148      14,318        121,466
Operating profit (loss).............     9,737      (302)      --      9,435     (18,526)        (9,091)
Depreciation and amortization.......     2,569     1,014       --      3,583          23          3,606
Capital expenditures................     1,838       517               2,355          --          2,355
Segment assets......................    68,992    19,203       --     88,195         293         88,488

Eight months ended December 31, 1998
Net sales...........................    52,969    27,655       --     80,624       7,893         88,517
Operating profit (loss).............     8,700    (1,028)      --      7,672     (10,817)        (3,145)
Depreciation and amortization.......     2,556       672       --      3,228          --          3,228
Capital expenditures................     3,807       333       --      4,140          --          4,140
Segment assets......................   108,386    19,144       --    127,530      13,335        140,865

Four months ended April 30, 1998
Net sales...........................    24,752    13,295       --     38,047       6,485         44,532
Operating profit (loss).............     3,883       306       --      4,189      (4,422)          (233)
Depreciation and amortization.......       740       236       --        976          --            976
Capital expenditures................       528       242       --        770          --            770
Segment assets......................    38,496    16,479       --     54,975        (484)        54,491

     Additional business segment information regarding product lines is as follows:

                                        2000                           1999                           1998
                            ----------------------------   ----------------------------   ----------------------------
                                              PERCENTAGE                     PERCENTAGE                     PERCENTAGE
                               SALES BY        OF TOTAL       SALES BY        OF TOTAL       SALES BY        OF TOTAL
                             PRODUCT LINE       SALES       PRODUCT LINE       SALES       PRODUCT LINE       SALES
                            ---------------   ----------   ---------------   ----------   ---------------   ----------
                             (IN MILLIONS)                  (IN MILLIONS)                  (IN MILLIONS)
Skin Care.................      $ 34.3           34.9%         $ 34.5           33.5%         $ 37.6           32.8%
Color Cosmetics...........        17.9           18.2            18.9           18.3            21.6           18.8
Fragrances................        20.5           20.9            14.2           13.8            13.2           11.6
Personal Care.............        12.0           12.2            20.0           19.4            22.6           19.7
Other(1)..................        13.6           13.8            15.5           15.0            19.6           17.1
                                ------          -----          ------          -----          ------          -----
     Subtotal before
       shipping and
       handling fees and
       sales to
       Affiliates.........        98.3          100.0%          103.1          100.0%          114.6          100.0%
                                                =====                          =====                          =====
Shipping and handling
  fees....................         4.7                            4.0                            4.0
Sales to Affiliates.......        14.3                           14.4                           14.4
                                ------                         ------                         ------
          Total...........      $117.3                         $121.5                         $133.0
                                ======                         ======                         ======

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

- ---------------
(1) Includes sales aids (party hostess gifts, demonstration products, etc.) and promotional materials.

(12) COMMITMENTS AND CONTINGENCIES

     The Company leases office and warehouse facilities as well as manufacturing, transportation and data processing equipment under operating leases which expire at various dates through 2005. Future minimum lease payments under noncancelable operating leases as of December 31, 2000 are (in thousands):

2001........................................................  $1,748
2002........................................................   1,167
2003........................................................     675
2004........................................................     273
2005........................................................     150
                                                              ------
                                                              $4,013
                                                              ======

     Rental expense was $1,617,000, $1,630,000, $1,328,000 and $676,000 for the
years ended December 31, 2000 and 1999, the eight months ended December 31, 1998, and the four months ended April 30, 1998, respectively.

     The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

(13) MANAGEMENT INCENTIVE ARRANGEMENTS

COMPANY PLAN

     Effective as of the closing of the Acquisition, the Parent adopted a stock incentive plan (the "Stock Incentive Plan"), which provides for the sale to members of senior management of up to 52,141 shares of common stock of the Parent and the issuance of options to purchase up to 104,282 additional shares of common stock. The Parent reserved 156,423 shares for issuance under the Stock Incentive Plan, and as of December 31, 2000, 42,026 shares and 84,052 options are outstanding. A summary of the status and activity of shares purchased under the Stock Incentive Plan is as follows:

                                                         NUMBER OF      PRICE
                                                          SHARES      PER SHARE
                                                         ---------    ---------
Shares purchased in 1998...............................   39,340        $100
                                                          ------
Shares outstanding at December 31, 1998................   39,340
Shares purchased in 1999...............................      790         150
Options exercised in 1999..............................      579         100
Shares repurchased in 1999.............................   (2,317)        150
                                                          ------
Shares outstanding at December 31, 1999................   38,392
Shares purchased in 2000...............................    4,424         206
Options exercised in 2000..............................      158         100
Shares repurchased in 2000.............................     (948)       $210
                                                          ------
Shares outstanding at December 31, 2000................   42,026
                                                          ======

     The purchase price of shares purchased in 1998 and 1999 and sold in 1999 and 2000 represented the estimated fair value at the respective dates of purchase and sale. In 2000, 316 shares were purchased at a price below fair value, and the Company recognized compensation expense of approximately $19,000. Under certain circumstances, the management stockholders can require the Company to repurchase their shares, subject to a

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

holding period of at least seven months from the date such shares were acquired, for an amount not to exceed fair value. During 1999 and 2000, the Company repurchased 2,317 and 948 of such shares, respectively.

     In connection with the purchase of common stock of the Parent, certain members of senior management were granted options to purchase two additional shares of common stock for each share purchased at an exercise price equal to the fair value at the date of grant. The option activity presented herein includes options granted to one employee of Jafra S.A. Such activity is insignificant to the Company's financial statements. The options have a life of ten years from the date of grant. Fifty percent of the options granted are expected to vest in three equal installments on each of the first three anniversaries of the date of grant, subject to the continuous employment of the grantee ("Option Type 1"). The remaining fifty percent of the options become vested as follows, subject to the continuous employment of the grantee: (a) up to one-third of the options become vested as of each of the first three anniversaries of the date of grant if the Company achieves at least 85% of its EBITDA target for the immediately preceding fiscal year, (b) if less than one-third of the total number of options shall have become vested as provided in clause (a) above, the portion that has not become so vested shall become vested as of the first day of the fiscal year following the fiscal year, if any, that the Company achieves its cumulative EBITDA target, and (c) any options that do not become vested as provided above will become vested on the ninth anniversary of the date of grant ("Option Type 2"). A summary of the status and activity of the options under the Stock Incentive Plan is as follows:

                                               2000                1999                1998
                                         -----------------   -----------------   -----------------
                                                  WEIGHTED            WEIGHTED            WEIGHTED
                                                  AVERAGE             AVERAGE             AVERAGE
                                                  EXERCISE            EXERCISE            EXERCISE
                                         SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                         ------   --------   ------   --------   ------   --------
Outstanding at beginning of year.......  76,784   $101.03    78,680   $100.00        --        --
Granted................................   8,848    205.71     1,580    150.00    78,680   $100.00
Exercised..............................    (158)   100.00      (579)   100.00        --        --
Canceled...............................  (1,422)   122.22    (2,897)   100.00        --        --
                                         ------              ------              ------
Outstanding at year-end................  84,052    111.69    76,784    101.03    78,680    100.00
                                         ======              ======              ======
Options exercisable at year-end........  37,655   $100.70    12,534   $100.00        --        --
Options available for grant............  19,493        --    26,919        --    25,602        --

     The following table summarizes information about options outstanding as of December 31, 2000:

                         OUTSTANDING                      EXERCISABLE
            -------------------------------------    ----------------------
                           WEIGHTED
                            AVERAGE      WEIGHTED                  WEIGHTED
                           REMAINING     AVERAGE                   AVERAGE
EXERCISE      NUMBER      CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
 PRICE      OF OPTIONS    LIFE (YRS.)     PRICE      OF OPTIONS     PRICE
- --------    ----------    -----------    --------    ----------    --------
$100.00       74,256         7.75        $100.00       37,128      $100.00
$150.00        1,580         8.92         150.00          527       150.00
$210.00        8,216         9.61         210.00           --           --
              ------         ----        -------       ------      -------
              84,052         7.95        $111.69       37,655      $100.70
              ======                                   ======

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for these options. As the options were granted with exercise prices equal to the fair value at the date of grant, no compensation cost was recognized by the Company upon issuance of such options. The fair value of each option granted by the Company was estimated using the minimum value option pricing model. The assumptions used in this

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

pricing model and the weighted average fair value of options granted during 2000, 1999 and 1998 are summarized as follows:

                                                 2000              1999              1998
                                            ---------------   ---------------   ---------------
                                            OPTION   OPTION   OPTION   OPTION   OPTION   OPTION
                                            TYPE 1   TYPE 2   TYPE 1   TYPE 2   TYPE 1   TYPE 2
                                            ------   ------   ------   ------   ------   ------
Risk-free interest rate...................    6.30%    6.30%    6.03%    6.03%    4.20%    4.20%
Expected option life (in years)...........     5.0      7.0      5.0      9.0      5.0      9.0
Expected volatility.......................     0.0%     0.0%     0.0%     0.0%     0.0%     0.0%
Expected dividend yield...................     0.0%     0.0%     0.0%     0.0%     0.0%     0.0%
Weighted average fair value per option....  $56.00   $73.97   $38.55   $62.12   $18.88   $31.39

PRO FORMA COMPENSATION COST

     Had the Company recorded compensation cost based on the fair value of options granted at the grant date, as prescribed by FASB Statement No. 123, pro forma net income (loss) would have been as follows (in thousands):

                                                                               EIGHT MONTHS
                                                YEAR ENDED      YEAR ENDED         ENDED
                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                   2000            1999            1998
                                               ------------    ------------    -------------
Net income (loss), as reported...............     $2,214         $(4,477)         $(9,625)
Pro forma compensation cost..................        609             631              138
                                                  ------         -------          -------
Pro forma net income (loss)..................     $1,605         $(5,108)         $(9,763)
                                                  ======         =======          =======

EMPLOYMENT AGREEMENTS

     Certain senior executive officers have employment agreements which provide for annual bonuses if the Company achieves the performance goals established under its annual incentive plan for executives.

(14) MANUFACTURING AGREEMENT

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

     In connection with the Company's 1999 restructuring activities related to the closure and outsourcing of its U.S. product manufacturing functions as discussed in Note 10, certain fixed assets and inventories were sold to the Contractor in exchange for secured promissory notes. The promissory note for the fixed assets was for an amount of approximately $1.5 million, carried an annual interest rate of 8%, and commenced payments on January 1, 2000. The promissory note for inventories of approximately $2.2 million was non-interest bearing, and commenced payments on October 1, 1999. At December 31, 1999, approximately $2.1 million of notes from the Contractor (reflected at present value, net of discount), as well as $0.5 million of unsecured

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

accounts receivable, were included in receivables and approximately $1.0 million of notes, representing the non-current portion of the fixed asset notes from the Contractor, were included in other assets in the accompanying consolidated balance sheets. The note for the inventories was repaid as of October 2000 and the note for the fixed assets was repaid in December 2000.

     During the fourth quarter of 2000, the Contractor obtained $1.0 million of advances from the Company in exchange for an unsecured promissory note. The note bears interest at an annual rate of 9% and is payable in monthly installments commencing on February 15, 2001. At December 31, 2000, approximately $0.9 million of the note was included in receivables and approximately $0.1 million of the note was included in other assets in the accompanying consolidated balance sheets.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Jafra Cosmetics International, S.A. de C.V.
Mexico City, Mexico D.F.

     We have audited the accompanying consolidated balance sheets of Jafra Cosmetics International, S.A. de C.V. (the "Company"), an indirect, wholly owned subsidiary of CDRJ Investments (Lux) S.A. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and the eight-month period ended December 31, 1998 and the combined statements of operations, stockholders' equity, and cash flows of Grupo Jafra, S.A. de C.V. and affiliated Gillette Company entities, which were combined to form the predecessor as described in Note 2 to the financial statements ("the Predecessor"), for the four-month period ended April 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and the eight-month period ended December 31, 1998 and the combined results of operations and cash flows of the Predecessor for the four-month period ended April 30, 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

March 22, 2001
Mexico City, Mexico

          JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $    561    $      3
  Receivables, less allowances for doubtful accounts of
     $2,117 in 2000 and $1,956 in 1999......................    26,712      21,454
  Inventories...............................................    25,149      19,513
  Receivables from affiliates...............................     4,679       2,599
  Prepaid income taxes......................................     1,846      13,525
  Value-added tax receivables...............................     5,146       5,279
  Prepaid expenses and other current assets.................     1,948         930
                                                              --------    --------
          Total current assets..............................    66,041      63,303
Property and equipment, net.................................    30,402      30,562
Other assets:
  Goodwill, net.............................................    31,550      32,960
  Trademarks, net...........................................    49,082      51,280
  Deferred financing fees, net..............................     1,983       3,082
  Other.....................................................     2,707       1,018
                                                              --------    --------
          Total.............................................  $181,765    $182,205
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt, including current portion of long-term
     debt...................................................  $  2,346    $  1,500
  Accounts payable..........................................    20,266      10,086
  Accrued liabilities.......................................    20,735      16,264
  Payables to affiliates....................................     2,140       2,494
  Deferred income taxes.....................................     5,048       2,587
                                                              --------    --------
          Total current liabilities.........................    50,535      32,931
Long-term debt..............................................    35,572      42,400
Deferred income taxes.......................................    15,809      15,731
Notes payable to affiliates.................................    20,093      41,006
                                                              --------    --------
          Total liabilities.................................   122,009     132,068
                                                              --------    --------
Commitments and contingencies...............................        --          --
Stockholders' equity:
  Series B common stock, no par value; authorized, issued
     and outstanding, 151 shares in 2000 and 1999...........        --          --
  Additional paid-in capital................................    34,184      34,184
  Retained earnings.........................................    27,030      16,262
  Accumulated other comprehensive loss......................    (1,458)       (309)
                                                              --------    --------
          Total stockholders' equity........................    59,756      50,137
                                                              --------    --------
          Total.............................................  $181,765    $182,205
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

          JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                          PREDECESSOR
                                                                                          -----------
                                                                          EIGHT MONTHS    FOUR MONTHS
                                           YEAR ENDED      YEAR ENDED        ENDED           ENDED
                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     APRIL 30,
                                              2000            1999            1998           1998
                                          ------------    ------------    ------------    -----------
Net sales...............................    $212,263        $183,158        $85,587         $36,937
Cost of sales...........................      61,208          55,323         26,050          10,018
                                            --------        --------        -------         -------
  Gross profit..........................     151,055         127,835         59,537          26,919
Selling, general and administrative
  expenses..............................      92,899          80,234         42,946          19,456
Management fee expense from affiliate...       8,164           5,293          3,742           1,926
                                            --------        --------        -------         -------
  Income from operations................      49,992          42,308         12,849           5,537
Other income (expense):
  Royalty expense to affiliates, net....     (14,811)        (17,965)            --              --
  Exchange (loss) gain..................     (11,295)          3,748         (1,799)          1,396
  Interest (expense) income, net........      (7,789)         (6,803)        (4,841)            403
  Other, net............................       1,586              53           (348)            992
                                            --------        --------        -------         -------
Income before income taxes and
  extraordinary item....................      17,683          21,341          5,861           8,328
Income tax expense......................       6,805           8,736          1,948           2,524
                                            --------        --------        -------         -------
Income before extraordinary item........      10,878          12,605          3,913           5,804
Extraordinary loss on early
  extinguishment of debt, net of income
  tax benefit of $75 in 2000 and $177 in
  1999..................................         110             256             --              --
                                            --------        --------        -------         -------
Net income..............................    $ 10,768        $ 12,349        $ 3,913         $ 5,804
                                            ========        ========        =======         =======

          See accompanying notes to consolidated financial statements.

                 JAFRA COSMETICS S.A. DE C.V. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT FOR SHARES)

                                                                                                               FOUR
                                                                                                              MONTHS
                                                                                            EIGHT MONTHS      ENDED
                                                       YEAR ENDED         YEAR ENDED           ENDED          APRIL
                                                      DECEMBER 31,       DECEMBER 31,       DECEMBER 31,       30,
                                                          2000               1999               1998           1998
                                                    ----------------   ----------------   ----------------   --------
                                                    SHARES   AMOUNT    SHARES   AMOUNT    SHARES   AMOUNT     AMOUNT
                                                    ------   -------   ------   -------   ------   -------   --------
CAPITAL STOCK:
  Balance, beginning of period....................   151          --    151          --     --          --   $  3,811
  Capital stock issued in conjunction.............    --          --     --          --     --          --         --
    with the Acquisition on April 30, 1998........    --          --     --          --    151          --         --
                                                     ---     -------    ---     -------    ---     -------   --------
  Balance, end of period..........................   151          --    151          --    151          --   $  3,811
                                                     ---     -------    ---     -------    ---     -------   --------
ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of period....................           $34,184            $34,184                 --         --
  Capital stock issued in conjunction.............                --                 --                 --         --
    with the Acquisition on April 30, 1998........                --                 --            $34,184         --
                                                     ---     -------    ---     -------    ---     -------   --------
  Balance, end of period..........................           $34,184            $34,184            $34,184         --
                                                     ---     -------    ---     -------    ---     -------   --------
RETAINED EARNING:
  Balance, beginning of year......................           $16,262            $ 3,913                 --   $ 92,379
  Net income......................................            10,768             12,349            $ 3,913      5,804
  Capital contributions by Gillette...............                --                 --                 --      4,091
                                                     ---     -------    ---     -------    ---     -------   --------
  Balance, end of year............................           $27,030            $16,262            $ 3,913   $102,274
                                                     ---     -------    ---     -------    ---     -------   --------
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance, beginning of year......................           $  (309)                --                 --   $(52,709)
  Currency translation adjustments................            (1,149)           $  (309)                --         --
                                                     ---     -------    ---     -------    ---     -------   --------
  Balance, end of year............................           $(1,458)           $  (309)                --   $(52,709)
                                                     ---     -------    ---     -------    ---     -------   --------
        Total Stockholders' Equity................   151     $59,756    151     $50,137    151     $38,097   $ 53,376
                                                     ===     =======    ===     =======    ===     =======   ========
COMPREHENSIVE INCOME:
  Net income......................................           $10,768            $12,349            $ 3,913   $  5,804
  Currency translation adjustments................            (1,149)              (309)                --         --
                                                     ---     -------    ---     -------    ---     -------   --------
        Total Comprehensive Income................           $ 9,619            $12,040            $ 3,913   $  5,804
                                                     ===     =======    ===     =======    ===     =======   ========

- ---------------
(1) Stockholder's equity of the Predecessor represents the combined stockholders' equity and divisional equity of the Predecessor entities.

          See accompanying notes to consolidated financial statements.

          JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                      PREDECESSOR
                                                                                                      -----------
                                                                                                         FOUR
                                                                  YEARS ENDED         EIGHT MONTHS      MONTHS
                                                                  DECEMBER 31,           ENDED           ENDED
                                                              --------------------    DECEMBER 31,     APRIL 30,
                                                                2000        1999          1998           1998
                                                              --------    --------    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 10,768    $ 12,349      $  3,913       $  5,804
  Extraordinary loss on early extinguishment of debt, net of
    taxes...................................................       110         256            --             --
                                                              --------    --------      --------       --------
  Income before extraordinary item..........................    10,878      12,605         3,913          5,804
  Adjustments to reconcile income before extraordinary item
    to net cash provided by (used in) operating activities:
    Loss on sale of property and equipment..................        --          --            26             --
    Depreciation and amortization...........................     4,231       3,276         1,810            275
    Amortization of deferred financing fees.................       797         992           676             --
    Unrealized foreign exchange loss (gain).................     2,669      (2,377)           --             --
    Deferred income taxes...................................     2,539       7,320         4,460             --
    Changes in operating assets and liabilities:
      Receivables, net......................................    (5,699)     (8,800)       (2,465)        (1,885)
      Inventories...........................................    (6,047)     (6,829)        2,117         (7,619)
      Prepaid expenses and other current assets.............    (1,005)     (3,560)         (904)        (7,609)
      Intercompany receivables and payables.................        15       7,005            --             --
      Other assets..........................................    (1,728)       (779)       (4,895)         6,016
      Accounts payable and accrued liabilities..............    13,581        (107)       10,155         (1,227)
      Income taxes payable/prepaid..........................    11,667      (7,107)        1,334         (1,180)
      Other long-term liabilities...........................        --          --        (1,946)            --
                                                              --------    --------      --------       --------
        Net cash provided by (used in) operating
          activities........................................    31,898       1,639        14,281         (7,425)
                                                              --------    --------      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Jafra Business................................        --          --       (78,105)            --
  Withholding taxes on purchase price.......................        --          --       (12,800)            --
  Payments of previously accrued Acquisition fees...........        --          --        (2,857)            --
  Proceeds from sale of property and equipment..............        --          --            --          5,900
  Purchases of property and equipment.......................    (2,262)     (2,622)       (2,052)        (5,354)
                                                              --------    --------      --------       --------
        Net cash provided by (used in) investing
          activities........................................    (2,262)     (2,622)      (95,814)           546
                                                              --------    --------      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance (repurchase) of subordinated debt................    (4,239)     (5,398)       40,000             --
  Borrowings (repayments) under term loan facility..........    (1,500)     (1,000)       10,000             --
  Net borrowings (repayments) under revolving credit
    facility................................................      (500)     (4,500)        5,000             --
  Other bank debt...........................................       346          --            --             --
  Capital contributions by Parent...........................        --          --        34,184             --
  Capital contributions by Gillette.........................        --          --            --          4,091
  Transactions with affiliates..............................   (22,946)                    9,320        (10,323)
  Deferred financing fees...................................        --          --        (4,926)            --
                                                              --------    --------      --------       --------
        Net cash provided by (used in) financing
          activities........................................   (28,839)    (10,898)       93,578         (6,232)
                                                              --------    --------      --------       --------
Effect of exchange rate changes on cash.....................      (239)       (161)                        (181)
Effect of accounting calendar change on cash................        --          --            --          6,358
                                                              --------    --------      --------       --------
Net increase (decrease) in cash and cash equivalents........       558     (12,042)       12,045         (6,934)
Cash and cash equivalents at beginning of period............         3      12,045            --          7,458
                                                              --------    --------      --------       --------
Cash and cash equivalents at end of period..................  $    561    $      3      $ 12,045       $    524
                                                              ========    ========      ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest................................................  $  5,652    $  6,526      $  3,490       $     --
    Income taxes............................................  $ (7,401)   $ 10,373      $  4,377       $     --

          See accompanying notes to consolidated financial statements.

                  JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

BASIS OF PRESENTATION

     Jafra Cosmetics International, S.A. de C.V., a sociedad anomina de capital variable organized under the laws of the United Mexican States ("Jafra S.A.") is owned by five indirect wholly owned subsidiaries of CDRJ Investments (Lux) S.A., a Luxembourg societe anonyme (the "Parent"). Jafra S.A., its subsidiaries, and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. ("CD&R") to acquire (the "Acquisition") the worldwide Jafra Cosmetics business (the "Jafra Business") of The Gillette Company ("Gillette"). On April 30, 1998, pursuant to an acquisition agreement (the "Acquisition Agreement") between the Parent, certain of its subsidiaries and Gillette, Jafra S.A. acquired the stock of Grupo Jafra, S.A. de C.V., a Mexican company ("Grupo Jafra"), which merged with and into Jafra S.A. following the consummation of the Acquisition, with Jafra S.A. as the surviving entity.

     The accompanying consolidated financial statements as of and for the years ended December 31, 2000 and 1999 and for the eight-month period ended December 31, 1998 reflect the operations of Jafra S.A. and its subsidiaries (collectively, the "Company"). The accompanying combined financial statements for the four months ended April 30, 1998 reflect the operations of the Jafra Business in Mexico prior to the Acquisition and are referred to as the "Predecessor" operations. All significant intercompany accounts and transactions between entities comprising the Company or the Predecessor have been eliminated in consolidation and combination.

     The combined financial statements of the Predecessor include the accounts of the following subsidiaries and divisions of Gillette: Grupo Jafra and its subsidiaries, together with certain operating assets and the related operating profit of Gillette Braun (the "Braun Assets") used in the Jafra Business in Mexico, and the assets related to the Jafra intellectual properties, formerly held by Gillette, that are used in the Jafra Business in Mexico.

     In connection with the Acquisition, Jafra S.A. and an affiliated company, JCI (the indirect, wholly owned United States subsidiary of the Parent) issued $100 million aggregate principal amount of 11.75% Subordinated Notes due 2008 (the "Notes"). See Note 6. The Notes represent several obligations of Jafra S.A. and JCI, with each participating on a pro rata basis upon redemption. Jafra S.A. and JCI have fully and unconditionally guaranteed the obligations under the Notes of the other on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. As the cross-guarantee of Jafra S.A. and JCI is subject to a 30-day standstill period, the Parent is filing these separate financial statements of Jafra S.A. as a schedule to its Annual Report on Form 10-K for the year ended December 31, 2000.

     Because of the debt financing incurred in connection with the Acquisition and the adjustments made to allocate the excess of the aggregate purchase price over the historical value of the net assets acquired, the accompanying consolidated financial statements of the Company are not directly comparable to those of the Predecessor.

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

DESCRIPTION OF BUSINESS

     The Company is a marketer of premium skin and body care products, color cosmetics, fragrances, and other personal care products in Mexico through a direct selling, multilevel distribution system comprised of self-employed salespersons (known as "consultants"). In addition, the Company manufactures color cosmet-

                  JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V.

ics and fragrance products for its own use as well as for distribution to the international subsidiaries of the Parent (referred to herein as the "Affiliates").

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

     Property and Equipment. Property and equipment are stated at cost. Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets using the straight-line method. Estimated useful lives are 20 years for buildings and improvements and 5 to 10 years for machinery and equipment. Maintenance and repairs, including cost of minor replacements, are charged to operations as incurred. Costs of additions and betterments are added to property and equipment accounts provided that such expenditures increase the useful life or the value of the asset.

     Intangible Assets. Intangible assets principally consist of goodwill and trademarks, which are amortized using the straight-line method. Goodwill and trademarks resulting from the Company's acquisition of the Jafra Business from Gillette are being amortized over a period of 40 years, while the Predecessor's goodwill was amortized generally over a period of 37.5 years. Accumulated amortization of goodwill and trademarks at December 31, 2000 was $2,154,000 and $2,475,000, respectively. Accumulated amortization of goodwill and trademarks at December 31, 1999 was $1,336,000 and $1,233,000, respectively.

     Deferred Financing Costs. In connection with the acquisition of the Jafra Business, the Company incurred approximately $4.8 million of costs related to the 11.75% Senior Subordinated Notes due 2008 (the "Notes"), the Revolving Credit Facility and the Term Loan Facility (see Note 6). Such costs are being amortized on a basis that approximates the interest method over the expected term of the related debt. Accumulated amortization at December 31, 2000 and 1999 was $2,127,000 and $1,514,000, respectively.

     Impairment of Long-Lived Assets and Goodwill. Long-lived assets and goodwill are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets and goodwill is not recoverable, the Company will recognize an impairment loss, measured by the future discounted cash flow method.

     Foreign Currency Forward Contracts. During 2000 and 1999, the Company entered into foreign currency forward contracts to reduce the effect of adverse exchange rate fluctuations in the exchange rate of the Mexican peso to the U.S. dollar. As a matter of policy, the Company does not hold or issue foreign currency forward contracts for trading or speculative purposes. These contracts have been marked-to-market each month based upon the change in the spot rate from the date of contract inception to the balance sheet date. The premium on such contracts is amortized to expense over the life of the contracts. The carrying value of the contracts is included in current assets and liabilities, with the offsetting gain or loss included in exchange (loss) gain in the accompanying consolidated statements of operations. At December 31, 2000 and 1999, the Company included $1,718,000 in accrued liabilities and $222,000 in prepaid expenses and other current assets, respectively, in the accompanying consolidated balance sheets.

                  JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V.

     Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments. The fair value of the Notes at December 31, 2000 was $30,974,000, based upon discussions with one of the Company's largest bondholders and an analysis of current market interest rates and the Company's credit rating. The fair value of the Notes at December 31, 1999 was $33,540,000, based on quoted market prices. As the Company's Revolving Credit Facilities and the Term Loan are variable rate debt, and the interest rate spread paid by the Company is adjusted for changes in certain financial ratios of the Company, the fair value of the Revolving Credit Facilities and the Term Loan approximated their carrying amounts at December 31, 2000 and 1999. The fair value of the Company's forward currency contracts at December 31, 2000 and 1999 closely approximates the carrying value, as such contracts are marked-to-market based upon changes in the spot rate from the date of contract inception to the balance sheet date.

     Income Taxes. The Company accounts for income taxes under the balance sheet approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company's financial statements or income tax returns. Management provides a valuation allowance for deferred income tax assets when it is more likely than not that a portion of such deferred income tax assets will not be realized. Income tax expense of the Company is computed on a separate-company basis.

     Foreign Currency Translation. The functional currency for the Company from January 1, 1999 through December 31, 2000 is the Mexican peso. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive income. During 1998, the Company's functional currency was the U.S. dollar because Mexico was considered to be a hyperinflationary economy. As of January 1, 1999, Mexico was no longer considered a hyperinflationary economy, and from that date forward, the Company has accounted for its operations using the peso as its functional currency.

     Mexico has historically experienced periods of hyperinflation, and the value of the peso has been subject to significant fluctuations with respect to the U.S. dollar. The Company had outstanding U.S. dollar denominated debt of $57.7 million and $84.9 million at December 31, 2000 and 1999, respectively. This debt is remeasured at each reporting date, subjecting the Company to additional foreign exchange risk.

     New Accounting Standards. Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item will be recognized concurrently in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income ("OCI") and will be recognized in the statement of operations when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized concurrently in earnings.

     The Company expects that in the first quarter of 2001, it will record a gain of approximately $250,000 (net of a tax effect of $100,000) as a cumulative transition adjustment to earnings related to derivatives not designated as hedges prior to adoption of SFAS 133. This amount represents the difference between the carrying value and the fair value of such instruments at January 1, 2001. See Note 13 for a discussion of the on-going impact that SFAS 133 is expected to have on the Company's financial statements.

                  JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V.

     In the fourth quarter of 2000, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires that amounts billed to customers for shipping and handling fees be classified as revenues. Reclassifications have been made to all prior periods to reflect shipping and handling fees, previously reported as reductions to selling, general and administrative expenses, in net sales in the accompanying consolidated statements of operations. The amounts that have been reclassified as net sales are $4,400,000, $2,303,000 and $1,181,000 for the year ended December 31, 1999, the eight-month period ended December 31, 1998, and the four-month period ended April 30, 1998, respectively. Shipping and handling costs are included in selling, general and administrative expenses.

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

(3) INVENTORIES

     Inventories consist of the following at December 31, 2000 and 1999 (in thousands):

                                                            2000       1999
                                                           -------    -------
Raw materials and supplies...............................  $ 6,443    $ 7,446
Finished goods...........................................   18,706     12,067
                                                           -------    -------
Total inventories........................................  $25,149    $19,513
                                                           =======    =======

(4) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31, 2000 and 1999 (in thousands):

                                                            2000       1999
                                                           -------    -------
Land.....................................................  $11,036    $11,230
Buildings................................................   11,091     11,290
Machinery and equipment..................................   12,146     10,170
                                                           -------    -------
                                                            34,273     32,690
Less accumulated depreciation............................    3,871      2,128
                                                           -------    -------
Property and equipment, net..............................  $30,402    $30,562
                                                           =======    =======

(5) ACCRUED LIABILITIES

     Accrued liabilities consist of the following at December 31, 2000 and 1999 (in thousands):

                                                            2000       1999
                                                           -------    -------
Sales promotion and commissions..........................  $10,894    $ 7,696
Accrued interest.........................................      620        683
Compensation and other benefit accruals..................    1,695      2,584
State and local sales taxes and other taxes..............    3,001      1,793
Other....................................................    4,525      3,508
                                                           -------    -------
                                                           $20,735    $16,264
                                                           =======    =======

                  JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V.

(6) DEBT

     Debt consists of the following at December 31, 2000 and 1999 (in thousands):

                                                               2000       1999
                                                              -------    -------
Subordinated Notes, unsecured, interest payable
  semi-annually at 11.75%, due in 2008......................  $30,072    $34,400
Term Loan, principal and interest due in quarterly
  installments through April 30, 2004, interest rates of
  8.1% and 8.6% at December 31, 2000 and 1999,
  respectively..............................................    7,500      9,000
Revolving Loan, repaid in 2000, weighted average interest
  rate of 9.9% at December 31, 1999.........................       --        500
Term Loan, principal and interest due in monthly
  installments through August 16, 2001, interest rate of
  19.6% at December 31, 2000................................      346         --
                                                              -------    -------
Total debt..................................................   37,918     43,900
Less current maturities.....................................   (2,346)    (1,500)
                                                              -------    -------
Long-term debt..............................................  $35,572    $42,400
                                                              =======    =======

     Jafra S.A.'s long-term debt matures as follows (in thousands): $2,000 in 2001, $2,500 in 2002, $2,500 in 2003, $500 in 2004, $0 in 2005 and $30,072
thereafter. In addition, Jafra S.A. entered into a one-year loan and borrowed the peso equivalent of $519,000 on August 16, 2000 at an interest rate of 19.6%. Principal and interest payments are due monthly through August 16, 2001. The remaining balance at December 31, 2000 of $346,000 is classified as short-term debt in the accompanying consolidated balance sheet.

     On April 30, 1998, Jafra S.A. and JCI borrowed $125 million by issuing $100 million aggregate principal amount of 11.75% Subordinated Notes due 2008 (the "Notes") pursuant to an Indenture dated April 30, 1998 (the "Indenture") and $25 million under a Senior Credit Agreement.

     At the date of issuance, the Notes represented several obligations of Jafra S.A. and JCI in the amount of $40 million and $60 million, respectively, participating on a pro rata basis upon redemption. The Notes mature in 2008 and bear a fixed interest rate of 11.75% payable semi-annually.

     Jafra S.A. and JCI are indirect, wholly owned subsidiaries of the Parent and have fully and unconditionally guaranteed the obligations under the Notes of the other on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. In addition, the Parent has fully and unconditionally guaranteed the Notes on a senior subordinated basis. Each existing subsidiary of Jafra S.A. fully and unconditionally guarantees the Notes jointly and severally, on a senior subordinated basis, and each subsequently acquired or organized subsidiary of Jafra S.A. will fully and unconditionally guarantee the Notes jointly and severally, on a senior subordinated basis. JCI currently has no U.S. subsidiaries. Each acquired or organized U.S. subsidiary of JCI will fully and unconditionally guarantee the Notes jointly and severally, on a senior subordinated basis. The nonguarantor entities are the Parent's indirect European subsidiaries in Austria, Germany, Italy, the Netherlands, Poland, and Switzerland; its indirect South American subsidiaries in Argentina, Brazil, Chile, Colombia, Peru, and Venezuela; and its indirect subsidiaries in the Dominican Republic and Thailand. All guarantor and nonguarantor entities are either direct or indirect wholly owned subsidiaries of the Parent. The Notes were registered in a registered exchange offer, effective as of January 25, 1999, under the Securities Act of 1933, as amended.

     The Notes are unsecured and are generally non-callable for five years. Thereafter, the Notes will be callable at premiums declining to par in the eighth year. Prior to May 1, 2001, Jafra S.A. and JCI at their option may concurrently redeem the Notes on a pro rata basis in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of the Notes.

                  JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V.

     A Consent and Waiver, dated November 19, 1999, to the Senior Credit Agreement, as described below, allows Jafra S.A. and JCI to repurchase the Notes in the open market from time to time, with the aggregate purchase price for all such Notes repurchased not to exceed $25 million. During 2000, Jafra S.A. retired notes, prior to maturity, with a face value of $4.3 million. The debt repurchases in 2000 resulted in an extraordinary loss of $110,000, net of an income tax benefit of $75,000. During 1999, Jafra S.A. retired Notes, prior to maturity, with a face value of $5.6 million. The debt repurchases in 1999 resulted in an extraordinary loss of $256,000, net of an income tax benefit of $177,000. In connection with the early retirement of the Notes as described above, a portion of the unamortized deferred financing costs was written off and included in the determination of the extraordinary loss on early extinguishment of debt. Total amounts that were written off during 2000 and 1999 were $274,000 and $637,000, respectively.

     In addition, Jafra S.A. and JCI entered into a Senior Credit Agreement that provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a multicurrency Revolving Credit Facility of $65 million and a Term Loan Facility of $25 million. Borrowings under the Term Loan Facility are payable in quarterly installments of principal and interest over 6 years through April 30, 2004. Borrowings under the Revolving Credit Facility mature on April 30, 2004. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 1.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 0.5%, plus an applicable margin not to exceed 0.625%). The interest rates in effect at December 31, 2000 ranged from approximately 8.1% to approximately 8.3% for the LIBOR-based borrowings and approximately 10.1% for the prime-based borrowings. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of Jafra S.A. and JCI.

     Both the Indenture and the Senior Credit Agreement contain certain covenants which limit the Company's ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio.

     As of December 31, 2000, Jafra S.A. had one irrevocable standby letter of credit outstanding, totaling $1.7 million. This letter of credit, expiring on April 30, 2004, collateralizes the Company's obligation to a third party in connection with certain lease agreements. The fair value of this letter of credit approximates its contract value.

(7) INCOME TAXES

     Actual income tax expense differs from the "expected" tax expense (computed by applying the Mexican federal corporate rate of 35% to income before income taxes) as a result of the following:

                                                                                          PREDECESSOR
                                                                                          -----------
                                                                          EIGHT MONTHS    FOUR MONTHS
                                           YEAR ENDED      YEAR ENDED        ENDED           ENDED
                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     APRIL 30,
                                              2000            1999            1998           1998
                                          ------------    ------------    ------------    -----------
Provision for income taxes at statutory
  rate..................................     $6,189          $7,469          $2,052         $2,915
Permanent differences, principally
  effect of inflation upon taxable
  income................................        616           1,267              36           (136)
Other...................................         --              --            (140)          (255)
                                             ------          ------          ------         ------
Income tax expense......................     $6,805          $8,736          $1,948         $2,524
                                             ======          ======          ======         ======

                  JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V.

     For financial reporting purposes, the Predecessor has provided income taxes on a separate-company basis. The components of the provision for income taxes are as follows (in thousands):

                                                                                          PREDECESSOR
                                                                                          -----------
                                                                          EIGHT MONTHS    FOUR MONTHS
                                           YEAR ENDED      YEAR ENDED        ENDED           ENDED
                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     APRIL 30,
                                              2000            1999            1998           1998
                                          ------------    ------------    ------------    -----------
Current.................................     $4,266          $1,416         $(2,512)        $2,524
Deferred................................      2,539           7,320           4,460             --
                                             ------          ------         -------         ------
Total income taxes on income before
  income taxes and extraordinary item...      6,805           8,736           1,948          2,524
Income tax benefit on early
  extinguishment of debt................        (75)           (177)             --             --
                                             ------          ------         -------         ------
          Total income tax expense......     $6,730          $8,559         $ 1,948         $2,524
                                             ======          ======         =======         ======

     The components of deferred income tax assets and deferred income tax liabilities at December 31, 2000 and 1999 are as follows (in thousands):

                                                           2000        1999
                                                         --------    --------
Deferred income tax assets:
  Accounts receivable..................................  $    741    $    685
  Net operating loss carryforward of subsidiaries......       573       2,428
  Accrued bonuses......................................       214          --
  Accrued sales promotion..............................     3,677       2,958
  Other accrued liabilities............................     1,409         947
  Other................................................     2,579       2,042
                                                         --------    --------
          Total deferred income tax assets.............     9,193       9,060
Deferred income tax liabilities:
  Transaction and deferred financing costs.............      (694)       (563)
  Property and equipment...............................    (1,123)     (1,790)
  Trademark and goodwill...............................   (17,181)    (17,948)
  Inventories..........................................    (8,833)     (7,032)
  Other................................................    (2,219)        (45)
                                                         --------    --------
          Total deferred income tax liabilities........   (30,050)    (27,378)
                                                         --------    --------
          Net deferred income tax liabilities..........  $(20,857)   $(18,318)
                                                         ========    ========

     As discussed in Note 2 -- Foreign Currency Translation, the Company changed its functional currency from the U.S. dollar to the Mexican peso effective January 1, 1999. As a result, approximately $2.0 million of deferred income tax liabilities associated with temporary income tax differences that arose from the change in functional currency were reflected as an adjustment to the cumulative translation component of stockholders' equity. In addition, during 1999, the Company recorded a deferred income tax asset related to certain temporary differences incurred in connection with the Acquisition. The resulting deferred income tax asset of approximately $400,000 was reflected as an adjustment to goodwill.

     At December 31, 2000, the Company's deferred income tax assets included $573,000 for an operating loss carryforward. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax loss carryforward will be realized.

                  JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V.

(8) BENEFIT PLANS

     Under Mexican labor laws, employees of the Company are entitled to a payment when they leave the Company if they have fifteen or more years of service. In addition, the Company makes government mandated employee profit sharing distributions equal to ten percent of the taxable income of the subsidiary in which they are employed. Total expense under these programs was $345,000 and $391,000 for the years ended December 31, 2000 and 1999, respectively. No expense was incurred in 1998. The total liability was approximately $539,000 and $782,000 at December 31, 2000 and 1999, and is classified as a current liability in the accompanying consolidated balance sheets.

(9) RELATED PARTY TRANSACTIONS

     Since January 1, 1999, the Company has manufactured and distributed color cosmetics and fragrance products to other affiliates of the Parent ("Affiliates"). Sales to Affiliates, primarily in the United States and Germany, were $10,538,000, and $7,228,000 for the years ended December 31, 2000 and 1999. These sales were made at cost plus a markup ranging from 0 to 11%. During 1998, the Parent contracted with a manufacturing subsidiary of Gillette for the manufacture of color cosmetics and fragrance products. As such, sales by the Company to Affiliates during 1998 were nominal.

     In addition, the Company is provided with certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions from an Affiliate. The cost of these services is included in management fee expense from affiliate in the accompanying consolidated statements of operations. JCI charges out a portion of these management expenses to its Affiliates based principally upon a formula using the percentage of revenues of each affiliate to the total consolidated revenues of the Parent. JCI believes the amounts and methods of allocations are reasonable and approximate the cost of the actual services provided. The management fee expense charged by JCI and the Predecessor to the Company was $8,164,000, $5,293,000, $3,742,000 and $1,926,000 for the years ended December 31, 2000 and
1999, for the eight months ended December 31, 1998, and for the four months ended April 30, 1998.

     At the end of 1999, Jafra S.A. purchased U.S. trademarks with a net book value of $20,125,000 and German trademarks with a net book value of $4,362,000 from JCI and Jafra Germany (the German subsidiary of the Parent) for their respective estimated fair values of $20,500,000 and $3,500,000. Beginning in 2000, Jafra S.A. charged JCI and Jafra Germany a royalty for the right to use the Jafra trademark in the United States and Europe. The total royalty income charged by Jafra S.A. to JCI and Jafra Germany for the year ended December 31, 2000 was $1,126,000, and is offset against royalty expense to affiliates in the accompanying consolidated statements of operations.

     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the "Jafra Way"). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. Starting in 1999, JCI charged Jafra S.A. a royalty for the use of the Jafra Way. The royalty fees charged by JCI in 1999 were $17,838,000 and are based on a percentage of Jafra S.A.'s sales. JCI charged Jafra S.A. a royalty expense of $15,746,000 for use of the Jafra Way for the year ended December 31, 2000.

     The Company has obtained loans from certain Affiliates at annual interest rates ranging from 6% to 9%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes payable to affiliates consist primarily of amounts owed by Jafra S.A. as a result of the purchase of U.S. and German trademarks discussed above, and amounts billed to Jafra S.A. in connection with the Jafra Way royalty. Net interest expense to Affiliates, primarily JCI, was $1,780,000, $227,000 and $150,000 for the years ended December 31, 2000 and 1999, and for the eight months ended December 31, 1998. Interest income and expense relating to Affiliates is included in interest, net, in the accompanying consolidated statements of operations. During the four months ended April 30, 1998, interest was charged and earned on intercompany receivables and payables between Gillette and the Predecessor at the LIBOR rate. The total related interest

                  JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V.

income was $152,000 for the four months ended April 30, 1998, and is included in interest, net, in the accompanying consolidated statements of operations.

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

(10) FINANCIAL REPORTING FOR BUSINESS SEGMENTS

     Segment information has been prepared in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operations and major customers. The Parent's business is comprised of one industry segment, direct selling, with worldwide operations. The Parent is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. The Company is one of the Parent's reportable business segments, and as such, the only additional business segment information presented is the following breakdown of sales by product lines:

                                        2000                           1999                           1998
                            ----------------------------   ----------------------------   ----------------------------
                                              PERCENTAGE                     PERCENTAGE                     PERCENTAGE
                               SALES BY        OF TOTAL       SALES BY        OF TOTAL       SALES BY        OF TOTAL
                             PRODUCT LINE       SALES       PRODUCT LINE       SALES       PRODUCT LINE       SALES
                            ---------------   ----------   ---------------   ----------   ---------------   ----------
                             (IN MILLIONS)                  (IN MILLIONS)                  (IN MILLIONS)
Color Cosmetics...........      $ 60.8           30.9%         $ 59.2           34.5%         $ 45.5           38.4%
Skin Care.................        25.7           13.0            22.2           12.9            15.6           13.1
Fragrances................        79.6           40.4            59.6           34.8            34.1           28.8
Personal Care.............        14.7            7.5            13.4            7.8            14.1           11.9
Other(1)..................        16.1            8.2            17.2           10.0             9.3            7.8
                                ------          -----          ------          -----          ------          -----
  Subtotal before shipping
     and handling fees and
     sales to
     Affiliates...........       196.9          100.0%          171.6          100.0%          118.6          100.0%
                                                =====                          =====                          =====
Shipping and handling
  fees....................         4.9                            4.4                            3.4
Sales to Affiliates.......        10.5                            7.2                            0.5
                                ------                         ------                         ------
          Total...........      $212.3                         $183.2                         $122.5
                                ======                         ======                         ======

- ---------------
(1) Includes sales aids (party hostess gifts, demonstration products, etc.) and promotional materials.

(11) COMMITMENTS AND CONTINGENCIES

     The Company leases office and warehouse facilities as well as manufacturing, transportation and data processing equipment under operating leases which expire at various dates through 2005. Future minimum lease payments under noncancelable operating leases as of December 31, 2000 are (in thousands):

2001.......................................................  $ 3,933
2002.......................................................    4,324
2003.......................................................    4,708
2004.......................................................    5,124
2005.......................................................    5,585
                                                             -------
                                                             $23,674
                                                             =======

                  JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V.

     Rental expense was $3,624,000, $1,203,000, $237,000 and $94,000 for the
years ended December 31, 2000 and 1999, the eight months ended December 31, 1998, and the four months ended April 30, 1998, respectively.

     Other income for 2000 included approximately $1.4 million of income related to a recovery of the effect of inflation upon accounts receivable due from the Mexican government.

     The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

(12) MANAGEMENT INCENTIVE ARRANGEMENTS

     Effective as of the closing of the Acquisition, the Company's parent adopted a stock incentive plan (the "Stock Incentive Plan"), which provides for the sale of up to 52,141 shares of common stock of the Parent and the issuance of options to purchase up to 104,282 additional shares of common stock to members of senior management of certain of the Parent's subsidiaries. One employee of the Company participates in the Stock Incentive Plan. This employee currently holds 3,476 shares of the Parent's stock, and holds options to purchase an additional 6,952 shares. The activity related to this employee's holdings under the Stock Incentive Plan is not significant to the Company. The Company applies APB Opinion No. 25 and related interpretations in accounting for these options. As the options were granted with exercise prices equal to the fair value at the date of grant, no compensation expense was recognized by the Company upon issuance of such options.

     Certain senior executive officers have employment agreements which provide for annual bonuses if the Company achieves the performance goals established under its annual incentive plan for executives.

(13) FOREIGN CURRENCY FORWARD CONTRACTS

     In 2000 and 1999, the Company entered into foreign currency forward contracts in Mexican pesos to reduce the effect of adverse exchange rate fluctuations in the exchange rate of the Mexican peso to the U.S. dollar. The outstanding foreign currency forward contracts at December 31, 2000 and 1999 had notional values of $80,817,000 and $29,462,000, respectively. The contracts outstanding at December 31, 2000 mature in 2001 while the contracts outstanding at December 31, 1999 matured in 2000. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of

                  JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V.

cash settlements under the contracts. The tables below describe the forward contracts that were outstanding at December 31, 2000 and 1999 (in thousands):

DECEMBER 31, 2000:

                                                                             WEIGHTED
                                                   FORWARD                   AVERAGE
                                                 POSITION IN     MATURITY    CONTRACT      FAIR
               FOREIGN CURRENCY                 US DOLLARS(1)      DATE        RATE      VALUE(1)
               ----------------                 -------------    --------    --------    --------
Buy US Dollar/sell Mexican Peso...............     $ 6,980        1/26/01     10.12      $ 6,679
Buy US Dollar/sell Mexican Peso...............       7,500        2/26/01     10.20        7,187
Buy US Dollar/sell Mexican Peso...............       7,529        3/30/01     10.36        7,162
Buy US Dollar/sell Mexican Peso...............       5,915        4/30/01     10.48        5,607
Buy US Dollar/sell Mexican Peso...............       2,828        5/31/01     10.61        2,670
Buy US Dollar/sell Mexican Peso...............       3,907        6/29/01     10.24        3,861
Buy US Dollar/sell Mexican Peso...............       2,618        7/31/01     10.31        2,588
Buy US Dollar/sell Mexican Peso...............      11,816        8/31/01     10.32       11,804
Buy US Dollar/sell Mexican Peso...............      12,125        9/28/01     10.39       12,119
Buy US Dollar/sell Mexican Peso...............       2,336       10/30/01     10.70        2,290
Buy US Dollar/sell Mexican Peso...............      10,275       10/31/01     10.71       10,078
Buy US Dollar/sell Mexican Peso...............       2,878       11/30/01     10.43        2,934
Buy US Dollar/sell Mexican Peso...............       4,110       12/27/01     10.71        4,120
                                                   -------                               -------
                                                   $80,817                               $79,099
                                                   =======                               =======

DECEMBER 31, 1999:

                                                                             WEIGHTED
                                                   FORWARD                   AVERAGE
                                                 POSITION IN     MATURITY    CONTRACT      FAIR
              FOREIGN CURRENCY                  US DOLLARS(1)      DATE        RATE      VALUE(1)
              ----------------                  -------------    --------    --------    --------
Buy US Dollar/sell Mexican Peso.............       $ 3,658        3/31/00      9.671     $ 3,690
Buy US Dollar/sell Mexican Peso.............         3,822        4/28/00      9.770       3,856
Buy US Dollar/sell Mexican Peso.............         2,885        5/31/00      9.900       2,907
Buy US Dollar/sell Mexican Peso.............         3,937        6/30/00     10.008       3,967
Buy US Dollar/sell Mexican Peso.............         1,947        7/31/00     10.118       1,962
Buy US Dollar/sell Mexican Peso.............         2,988        8/31/00     10.223       3,010
Buy US Dollar/sell Mexican Peso.............         3,818        9/29/00     10.326       3,846
Buy US Dollar/sell Mexican Peso.............         3,593       10/31/00     10.438       3,617
Buy US Dollar/sell Mexican Peso.............         2,814       11/30/00     10.548       2,829
                                                   -------                               -------
                                                   $29,462                               $29,684
                                                   =======                               =======

- ---------------
(1) The "Forward Position in US Dollars" and the "Fair Value" presented above represent notional amounts. The net of these two amounts, an unrealized loss of $1,718,000 at December 31, 2000 and an unrealized gain of $222,000 at December 31, 1999, represents the carrying value of the forward contracts (which approximates fair value) and has been recorded as a liability and an asset in the accompanying consolidated balance sheets as of December 31, 2000 and 1999, respectively.

     Prior to entering into foreign currency exchange contracts, the Company evaluates the counter parties' credit ratings. Credit risk represents the accounting loss that would be recognized at the reporting date if

                  JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V.

counter parties failed to perform as contracted. The Company does not currently anticipate non-performance by such counter parties.

     The derivative instruments utilized by the Company did not qualify for hedge accounting under the applicable accounting standards prior to adoption of SFAS 133, and accordingly such instruments were marked-to-market with gains and losses included as a component of exchange gain (loss) in the accompanying consolidated statements of operations for the years ended December 31, 2000 and 1999. Effective January 1, 2001 the Company will adopt SFAS 133. Under SFAS 133, the Company's current mark-to-market accounting treatment will continue to be applied to certain of the Company's derivative instruments. However, under SFAS 133, the Company's use of forward contracts to hedge certain forecasted non-functional currency cash flows will now qualify for hedge accounting. Unrealized gains and losses from such derivative instruments arising subsequent to January 1, 2001 will be deferred as a separate component of other comprehensive income, and will be recognized in income at the same time that the underlying hedged exposure is recognized in income.

(14) FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of 2000, the Company recorded certain adjustments related to changes in cost accounting estimates, which resulted in an increase to cost of sales of approximately $3 million.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES:

                                                              ADDITIONS
                                                        ----------------------
                                                         CHARGED
                                          BALANCE           TO        CHARGED                     BALANCE
                                        AT BEGINNING    COSTS AND     TO OTHER    DEDUCTIONS-     AT END
             DESCRIPTIONS                OF PERIOD       EXPENSES     ACCOUNTS    RECOVERIES     OF PERIOD
             ------------               ------------    ----------    --------    -----------    ---------
Accounts Receivable:
     2000.............................     $3,087         $5,958         $--        $5,492        $3,553
     1999.............................      2,284          4,651         --          3,848         3,087
     May 1 - December 31, 1998........      2,137          3,951         --          3,804         2,284
  Predecessor:
     January 1 - April 30, 1998.......      2,057          1,982         --          1,902         2,137
Inventories:
     2000.............................      2,442          1,973         --          1,953         2,462
     1999.............................      4,900          2,256         --          4,714         2,442
     May 1 - December 31, 1998........      7,089(1)         922         --          3,111         4,900
  Predecessor:
     January 1 - April 30, 1998.......      1,628            733         --            220         2,141

- ---------------
(1) Increase in inventory reserves of $4,948 over Predecessor's balance at April 30, 1998 represents certain purchase accounting entries recorded in connection with the Acquisition.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES:

                                                              ADDITIONS
                                                        ----------------------
                                                         CHARGED
                                          BALANCE           TO        CHARGED                     BALANCE
                                        AT BEGINNING    COSTS AND     TO OTHER    DEDUCTIONS-     AT END
             DESCRIPTIONS                OF PERIOD       EXPENSES     ACCOUNTS    RECOVERIES     OF PERIOD
             ------------               ------------    ----------    --------    -----------    ---------
Accounts Receivable:
     2000.............................     $  800         $  898         $--        $1,162        $  536
     1999.............................        547          1,359         --          1,106           800
     May 1 - December 31, 1998........        513          3,087         --          3,053           547
  Predecessor:
     January 1 - April 30, 1998.......        337          1,601         --          1,425           513
Inventories:
     2000.............................      2,084            532         --          1,212         1,404
     1999.............................      3,842          1,155         --          2,913         2,084
     May 1 - December 31, 1998........      5,674(1)         492         --          2,324         3,842
  Predecessor:
     January 1 - April 30, 1998.......      1,346            469         --             --         1,815

- ---------------
(1) Increase in inventory reserves of $3,859 over Predecessor's balance at April 30, 1998 represents certain purchase accounting entries recorded in connection with the Acquisition.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES:

                                                              ADDITIONS
                                                        ----------------------
                                                         CHARGED
                                          BALANCE           TO        CHARGED                     BALANCE
                                        AT BEGINNING    COSTS AND     TO OTHER    DEDUCTIONS-     AT END
             DESCRIPTIONS                OF PERIOD       EXPENSES     ACCOUNTS    RECOVERIES     OF PERIOD
             ------------               ------------    ----------    --------    -----------    ---------
Accounts Receivable:
     2000.............................     $1,956         $4,956         $--        $4,795        $2,117
     1999.............................      1,155          3,209         --          2,408         1,956
     May 1 - December 31, 1998........      1,531            828         --          1,204         1,155
  Predecessor:
     January 1 - April 30, 1998.......      1,473            357         --            299         1,531
Inventories:
     2000.............................        269          1,337         --            712           894
     1999.............................      1,012            985         --          1,728           269
     May 1 - December 31, 1998........      1,180            619         --            787         1,012
  Predecessor:
     January 1 - April 30, 1998.......        260            210         --            312           158

- ---------------
(1) Increase in inventory reserves of $1,022 over Predecessor's balance at April 30, 1998 represents certain purchase accounting entries recorded in connection with the Acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE COMPANY

     The names, ages and positions of the executive officers, significant employees and directors of the Company as of March 15, 2001 are set forth below.

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Ronald B. Clark......................  65    Chairman and Chief Executive Officer; Director
Gonzalo R. Rubio.....................  57    President and Chief Operating Officer; Director
Ralph S. Mason, III..................  49    Vice Chairman, Executive Vice President and General
                                             Counsel
Michael A. DiGregorio................  46    Senior Vice President and Chief Financial Officer
Jaime Lopez Guirao...................  53    President of Global Operations
Alan Fearnley........................  50    Senior Vice President of Global Marketing
Joaquim Simoes.......................  48    Senior Vice President and Chief Information Officer
Eugenio Lopez Barrios................  59    President of Mexican Operations
Jose Luis Peco.......................  55    President of European Operations
Ademar Serodio.......................  56    President of South American Operations
Beatriz Gutai........................  40    General Manager of United States Operations -- Hispanic
                                             Division
Dyan Lucero..........................  51    General Manager of United States Operations -- General
                                             Division
Donald J. Gogel......................  52    Director
Steven D. Goldstein..................  49    Director
Thomas E. Ireland....................  51    Director
Siri Marshall........................  52    Director
David A. Novak.......................  32    Director
Paul Orfalea.........................  53    Director
Ann Reese............................  48    Director
Edward H. Rensi......................  56    Director
Kenneth D. Taylor....................  66    Director

     None of the Company's officers has any family relationship with any director or other officer. "Family relationship" for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin. The business experience during the past five years of each of the directors and executive officers listed above is as follows:

     Ronald B. Clark has served as a director and the Chairman and Chief Executive Officer since joining the Company in May 1998. Mr. Clark served from 1996 to January 1998 as President, Richmont Europe (Mary Kay Holding Company). Prior to 1996, he was President of Mary Kay Europe, Executive Vice President of Primerica Corp., President of Jafra Cosmetics International, Inc., and Vice President of Avon Products, Inc. Mr. Clark's employment agreement provides that he shall be a director of Parent during the term of his employment.

     Gonzalo R. Rubio has served as a director and the President and Chief Operating Officer since joining the Company in May 1998. Mr. Rubio served from prior to 1996 to 1997 as Area Vice President and later President of the European operations of Mary Kay Inc. Prior to that, Mr. Rubio was employed by Avon Products Inc., serving alternately as Area Director for Europe, International Operations Director and Area Director for Latin America. Mr. Rubio's employment agreement provides that he shall be a director of Parent during the term of his employment.

     Ralph S. Mason, III has served as the Vice Chairman, Executive Vice President and General Counsel since joining the Company in May 1998. For more than the prior five years, Mr. Mason was the senior and founding partner at Mason, Taylor & Colicchio, a law firm in Princeton, New Jersey.

     Michael A. DiGregorio has served as Senior Vice President and Chief Financial Officer of the Company since June of 1999. From May 1998 to May 1999, Mr. DiGregorio served as President of the United States Operations of the Company. From prior to 1996 to June 1998, Mr. DiGregorio served initially as Financial Director and most recently as General Manager of Jafra Mexico.

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

     Joaquim C. Simoes currently serves as Senior Vice President and Chief Information Officer of the Company. Mr. Simoes joined the Company in August 1999 as Vice President and Chief Information Officer. Prior to joining the Company, Mr. Simoes served as the Chief Information Officer, South American Theater, at PricewaterhouseCoopers. From September 1997 to February 1998, Mr. Simoes served as Senior Manager, Software & Systems at Pitney Bowes, Inc. From prior to 1996 to 1997, Mr. Simoes owned and served as President of ExecuTrain of Rhode Island.

     Eugenio Lopez Barrios has served as President of Mexican Operations since joining the Company in June 1998. From prior to 1996 to 1998, Mr. Barrios was President of Mary Kay Mexico.

     Jose Luis Peco has served as President of European Operations of the Company since joining the Company in June 1998. From prior to 1996 to 1998, Mr. Peco served as Vice President of European Operations for Mary Kay Cosmetics and President of Mary Kay Cosmetics -- Iberia.

     Ademar Serodio joined the Company in January 2000 and currently serves as President of South America Operations of the Company. For more than the prior five years, Mr. Serodio was employed by Avon Products, Inc., holding several Country President roles in Avon's South American markets.

     Beatriz Gutai has served as General Manager of the Hispanic Division of United States Operations since September of 2000. Prior to that time, Ms. Gutai served as Vice President of Sales for the Hispanic Division and in various positions in sales management, programs, and events since joining the Company in 1982.

     Dyan Lucero has served as General Manager of the General Division of United States Operations since September of 2000. Prior to that time, Ms. Lucero served as Vice President of Sales for the General Division and in various positions in sales management and business development since joining the Company in 1975.

     Donald J. Gogel has been a director of the Company since January 1998. Since 1998, Mr. Gogel has served as Chief Executive Officer of CD&R; since prior to 1996 he has served as President and a director of CD&R and since 1989 he has been a principal of CD&R. Mr. Gogel is also a limited partner of CD&R Associates V Limited Partnership ("Associates V"), the general partner of CD&R Fund V, and President and Chief Executive Officer and a shareholder and director of CD&R Investment Associates II, Inc. ("Investment Associates II"), a Cayman Islands exempted company that is the managing general partner of Associates V. Mr. Gogel is a director of Kinko's, Inc., a corporation in which Fund V has an investment, and a director of Alliant Foodservice, Inc., and its parent, Alliant Exchange, Inc., corporations in which an investment fund managed by CD&R has an investment, Global Decisions Group, LLC, a limited liability company in which an investment fund managed by CD&R has an investment, and Turbochef, Inc. Mr. Gogel serves as a member of the compensation committee of the board of directors of Turbochef, Inc.

     Steven D. Goldstein has been a director of the Company since July 1998. Since November of 2000, Mr. Goldstein has served as Chairman and Chief Executive Officer of More Benefits, Corp. From December

1997 to November of 2000, Mr. Goldstein served as Chairman and Chief Executive Officer of Invenet, LLC. Prior to joining Invenet, LLC, Mr. Goldstein was employed as President, Credit of Sears, Roebuck & Co. From prior to 1996 to 1996, Mr. Goldstein was employed by American Express Co., serving most recently as the Chairman and Chief Executive Officer of American Express Bank.

     Thomas E. Ireland has been a director of the Company since March 1998 and is a principal of CD&R, a limited partner of Associates V and a shareholder and a director of Investment Associates II. From prior to 1996 until joining CD&R in 1997, Mr. Ireland served as a senior managing director of Alvarez & Marsal, Inc. Mr. Ireland also serves on the board of directors of the Maine Coast Heritage Trust.

     Siri Marshall has been a director of the Company since July 1999. Ms. Marshall has been employed by General Mills since prior to 1996 and currently serves as its Senior Vice President, Corporate Affairs and General Counsel.

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

     Paul Orfalea has been a director of the Company since July 1998 and is the founder and Chairman Emeritus of Kinko's, Inc., a corporation in which Fund V has an investment. From prior to 1996 to 2000, Mr. Orfalea served as Chairman of Kinko's, Inc. Mr. Orfalea is also a director of DataProse, Inc., Espresso Caffe Corp., and Glendale Federal Bank and serves as a member of the compensation committee of the board of directors of Glendale Federal Bank.

     Ann Reese has been a director of the Company since July 1998. From 1999 to December 2000, Ms. Reese was a professional employee of CD&R. From prior to 1996 to March 1998, Ms. Reese was Chief Financial Officer of ITT Corp., a company in the hotel and gaming businesses and previously in insurance and manufacturing.

     Edward H. Rensi has been a director of the Company since July 1998. For more than the prior five years, Mr. Rensi has been employed by McDonalds Corp. USA, serving most recently as President and Chief Executive Officer. Mr. Rensi also serves as a director of Snap-On Inc. and I.S.C. Corporation, and serves as a member of the compensation committee of the board of directors of Snap-On Inc.

     Kenneth D. Taylor has been a director of the Company since July 1998 and has been the Chairman of Global Public Affairs, Inc. since prior to 1996. Mr. Taylor is a director of Devine Entertainment Corporation, Taylor Gas Liquids Fund, McCarvill Corporation, William Resources Inc., AdvantEdge International Inc., Finsa Energeticos, Alberta Northeast Gas Limited, and J&H Marsh & McLennan Limited.

     At present, all directors will hold office until their successors are elected and qualified, or until their earlier removal or resignation.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the compensation earned by the Company's Chief Executive Officer and the four additional most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") for each of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION
                                         ----------------------------------     LONG-TERM
                                                                    OTHER      COMPENSATION   ALL OTHER
                                                                   ANNUAL       SECURITIES     COMPEN-
                                                                   COMPEN-      UNDERLYING     SATION
  NAME AND PRINCIPAL POSITION     YEAR   SALARY($)    BONUS($)    SATION($)     OPTIONS(#)     ($)(1)
  ---------------------------     ----   ---------    --------    ---------    ------------   ---------
Ronald B. Clark.................  2000    626,218     227,610                                  56,811
  Chairman and Chief              1999    609,288     510,000                                  30,273
  Executive Officer               1998    406,154(2)  360,000            --       18,328       15,692
Gonzalo R. Rubio................  2000    521,832     189,666                                  47,341
  President and Chief             1999    507,740     425,000                                  55,228
  Operating Officer               1998    326,923(2)  300,000            --       18,328        1,344
Ralph S. Mason, III.............  2000    469,672     170,712                                   8,517
  Vice Chairman, Executive        1999    456,966     382,000       146,238(3)                  1,771
  Vice President and General      1998    304,616(2)  270,000       263,082(4)    14,536           --
  Counsel
Jaime Lopez Guirao..............  2000    467,518     170,360                                  42,476
  President of Global Operations  1999    455,597     382,000                                  47,910
                                  1998    253,846(5)  870,000(6)         --        6,000        2,269
Michael A. DiGregorio...........  2000    312,664      94,845                      1,264       18,048
  Senior Vice President and       1999    304,352     212,000                                  22,718
     Chief Financial Officer      1998    190,385(2)  150,000        79,292(7)     3,476        5,192

- ---------------
(1) Amounts shown in this column constitute contributions by the Company under the Company's 401(k) and Supplemental Savings Plans.

(2) Messrs. Clark, Rubio, Mason and DiGregorio joined the Company on May 1,
    1998.

(3) Amount includes reimbursement for expenses of $140,000 incurred by Mr. Mason in order to relocate to Company headquarters.

(4) Amount includes reimbursement for expenses of $258,347 incurred by Mr. Mason in order to relocate to Company headquarters.

(5) Messr. Guirao joined the Company on June 1, 1998.

(6) Amount includes a $600,000 incentive bonus accrued in connection with the hiring of Mr. Guirao.

(7) Amount includes reimbursement for expenses of $75,474 incurred by Mr. DiGregorio in order to relocate to Company headquarters.

OPTION GRANTS IN 2000

     The following table sets forth, for the Named Executive Officers, information concerning stock options granted during the year ended December 31, 2000. No stock appreciation rights were granted to the Named Executive Officers during the year ended December 31, 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                      INDIVIDUAL GRANTS                                    POTENTIAL REALIZABLE
                                  --------------------------                                 VALUE AT ASSUMED
                                               PERCENTAGE OF                                 ANNUAL RATES OF
                                  NUMBER OF        TOTAL                                       STOCK PRICE
                                  SECURITIES      OPTIONS      EXERCISE                      APPRECIATION FOR
                                  UNDERLYING    GRANTED TO     OR BASE                        OPTION TERM(1)
                                   OPTIONS     EMPLOYEES IN     PRICE       EXPIRATION     --------------------
              NAME                 GRANTED      FISCAL YEAR     ($/SH)         DATE           5%         10%
              ----                ----------   -------------   --------   --------------   --------   ---------
Michael A. DiGregorio...........     632(2)         7.1%         $210     August 9, 2010    83,467     211,521
Michael A. DiGregorio...........     632(3)         7.1%          210     August 9, 2010    83,467     211,521

- ---------------
(1) Potential realizable value is based on an assumption that the price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of the grant until the end of the ten (10) year option term. Potential realizable value is shown net of exercise price. These amounts are calculated based on the regulations promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. The actual future gains, if any, of the stock options will depend upon the future appreciation of the market price of the Common Stock. This table should not be viewed in any way as a forecast of the future performance of the Parent's stock, which will be determined by future events and unknown factors.

(2) Subject to the continuous employment of the Named Executive Officer, the options become vested in three equal annual installments on each of the first three anniversaries of the date of grant, August 9, 2000.

(3) Subject to the continuous employment of the Named Executive Officer, the options become vested as follows: (a) up to one-third of the options become vested as of each of the first three anniversaries of the date of grant, August 9, 2000, if the Company achieves at least 85% of its EBITDA target for the immediately preceding fiscal year, (b) if less than one-third of the total number of options shall have become vested as provided in clause (a) above, the portion that has not become so vested shall become vested as of the first day of the fiscal year following the fiscal year, if any, that the Company achieves its cumulative EBITDA target, and (c) any options that do not become vested as provided above will become vested on August 9, 2009.

                       FISCAL YEAR-END OPTION VALUE TABLE

     The following table sets forth information for each Named Executive Officer with regard to the aggregate value of options held at December 31, 2000. No options were exercised by such executive officers during the year ended December 31, 2000.

                                                NUMBER OF SECURITIES
                                               UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                     OPTIONS AT               IN-THE-MONEY OPTIONS AT
                                                DECEMBER 31, 2000(#)          DECEMBER 31, 2000($)(1)
                                            ----------------------------    ----------------------------
                   NAME                     EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                   ----                     -----------    -------------    -----------    -------------
Ronald B. Clark...........................     9,164           9,164        $1,008,040      $1,008,040
Gonzalo R. Rubio..........................     9,164           9,164         1,008,040       1,008,040
Ralph S. Mason, III.......................     7,268           7,268           799,480         799,480
Jaime Lopez Guirao........................     3,000           3,000           330,000         330,000
Michael A. DiGregorio.....................     1,738           3,002           191,180         191,180

- ---------------
(1) Calculated based on a per share price of Parent Common Stock of $210, the estimated fair market value as of December 31, 2000, less the per share exercise price.

COMPENSATION OF DIRECTORS

     During 2000, each outside director of the Company received a retainer of $40,000 for serving on the Board of Directors of the Company and was reimbursed for his or her out-of-pocket expenses incurred in connection with attending board meetings. The Company pays no additional remuneration to officers of the Company or the principals or employees of CD&R for serving as directors.

EMPLOYMENT AGREEMENTS

     The Company has employment agreements with each of the Named Executive Officers. The employment agreements of Messrs. Clark, Rubio and Mason have an initial term of three years that becomes a continuous "rolling" two year term as of the first anniversary of the closing of the Acquisition (the "Closing"). The employment agreements of Messrs. Guirao and DiGregorio have a continuous "rolling" term of two years, commencing as of June 1, 1998. Pursuant to their respective agreements, as of their 2000 anniversary dates, Messrs. Clark, Rubio, Mason, Guirao and DiGregorio receive annual base salaries of $632,000, $527,000, $474,000, $473,000 and $316,000, respectively. In addition, each of Messrs. Clark, Rubio, Mason and Guirao are eligible for a target annual bonus equal to 60%, and Mr. DiGregorio is eligible for a target annual bonus equal to 50%, of such Named Executive Officer's annual base salary if the Company achieves the performance goals established under its annual incentive plan for executives and may receive a larger bonus if such goals are exceeded. The employment agreements further provide that, in the event of a termination of any such Named Executive Officer's employment by the Company without "cause" (as defined in the employment agreement) or by such executive for "good reason" (as so defined), such Named Executive Officer will be entitled to continued payments of his base salary for the remaining term of his employment agreement and to payment of a pro rata annual bonus for the year of termination provided that the Company achieves the performance objectives applicable for such year and each year thereafter. Each of the employment agreements also contains covenants regarding nondisclosure of confidential information, noncompetition and nonsolicitation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors of the Company established a Compensation Committee to review all compensation arrangements for executive officers of the Company. The individuals serving on the Compensation Committee during 2000 were Mr. Taylor, Chairperson, Mr. Orfalea, and Mr. Gogel. Mr. Gogel is President, Chief Executive Officer and a principal and director of CD&R and a limited partner of CD&R Associates V Limited Partnership ("Associates V"), the general partner of CD&R Fund V. In addition, Mr. Gogel is President and Chief Executive Officer and a shareholder and director of CD&R Investment Associates II, Inc. ("Investment Associates II"), a Cayman Islands exempted company that is the managing general partner of Associates V.

     In 1998, CD&R received a fee of $2.7 million for providing services related to the structuring, implementation and consummation of the Acquisition. During the eight months ended December 31, 1998, pursuant to a consulting agreement entered into following the Acquisition, CD&R also received a fee of $333,000 (plus reimbursement of out-of-pocket expenses) for advisory, management consulting and monitoring services to the Company. The annual fee received by CD&R pursuant to this agreement was originally $500,000 and as of January 1, 1999, was reduced to $400,000 for each of the years ended December 31, 1999 and 2000. The Company and CD&R are currently discussing a proposed amendment to the consulting agreement. As proposed, the amendment would provide for an annual fee of $1,000,000, retroactive to January 1, 2001, for ongoing services provided to the Company. As required by the terms of the Company's lending arrangements, such fees are determined by arm's-length negotiation and are believed by the Company to be reasonable. In addition, the proposed amendment adds to CD&R's services under the agreement financial advisory, investment banking and similar services with respect to future proposals for an acquisition, merger, recapitalization, or other similar transaction directly or indirectly involving the Company or any of its subsidiaries. The fee for such additional services in connection with future transactions would be an amount equal to 1% of the transaction value for the transaction to which such fee relates. Such transaction fees may be increased upon approval of a majority of the members of the Company's Board of Directors who are not employees of the Company, CD&R or any affiliate of CD&R. The proposed amendment also provides that if any employee of CD&R is appointed to an executive management position (or a position of comparable responsibility) in the Company or any of its subsidiaries, the annual fee will be increased by an amount to be determined by CD&R, the amount of such increase not to exceed 100% of the existing annual fee in effect at that time. The proposed amendment has been approved by the Company's Board of Directors. Parent has also agreed to indemnify the members of the Board employed by CD&R and CD&R against liabilities incurred under securities laws, liabilities to third parties, and liabilities relating to the provision by CD&R of advisory management, consulting and monitoring services. The Company also engaged an entity in which CD&R has an investment to develop its e-commerce business. During 2000 and 1999, the Company paid such entity fees of $1,798,000 and $389,000, respectively. The Company terminated this agreement and entered into a settlement and release agreement with such entity in 2000, pursuant to which such entity agreed to pay the Company $500,000 in quarterly installments, together with interest at 9.5% per annum. See "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Parent owns, indirectly, all of the outstanding capital stock of JCI and Jafra S.A. The table below sets forth, as of March 10, 2001, the owners of 5% or more of the Parent Common Stock and the ownership of Parent Common Stock by the directors and each Named Executive Officer, as well as by all directors and Named Executive Officers of the Company as a group.

                                                               NUMBER      PERCENT
                            NAME                              OF SHARES    OF CLASS
                            ----                              ---------    --------
Clayton, Dubilier & Rice Fund V Limited Partnership(1)......   769,600      92.25
Donald J. Gogel(2)..........................................        --         --
Steven D. Goldstein.........................................     2,000          *
Thomas E. Ireland(2)........................................        --         --
Siri Marshall...............................................     1,667          *
David A. Novak(2)...........................................        --         --
Paul Orfalea................................................     2,500          *
Ann Reese...................................................     2,500          *
Edward H. Rensi.............................................     2,500          *
Kenneth D. Taylor...........................................       500          *
Ronald B. Clark(3)..........................................    18,328       2.20
Gonzalo R. Rubio(4).........................................    18,328       2.20
Ralph S. Mason, III(5)......................................    14,536       1.74
Jaime Lopez Guirao(6).......................................     6,000          *
Michael A. DiGregorio(7)....................................     3,948          *
All directors and Named Executive Officers as a group (14
  persons)(8)...............................................    72,807       8.73

- ---------------
The symbol "*" denotes less than 1 percent.

(1) Associates V is the general partner of CD&R Fund V and has the power to direct CD&R Fund V as to the voting and disposition of shares held by CD&R Fund V. Investment Associates II is the managing general partner of Associates V and has the power to direct Associates V as to its direction of CD&R Fund V's voting and disposition of the shares held by CD&R Fund V. No person controls the voting and dispositive power of Investment Associates II with respect to the shares owned by CD&R Fund V. Each of Associates V and Investment Associates II expressly disclaims beneficial ownership of the shares owned by CD&R Fund V. The business address for each of CD&R Fund V, Associates V and Investment Associates II is c/o Investment Associates II, 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803.

(2) Does not include shares owned by CD&R Fund V.

(3) Includes 9,164 shares as to which Mr. Clark has a right to acquire through the exercise of stock options.

(4) Includes 9,164 shares as to which Mr. Rubio has a right to acquire through the exercise of stock options.

(5) Includes 7,268 shares as to which Mr. Mason has a right to acquire through the exercise of stock options.

(6) Includes 3,000 shares as to which Mr. Guirao has a right to acquire through the exercise of stock options.

(7) Includes 1,738 shares as to which Mr. DiGregorio has a right to acquire through the exercise of stock options, and excludes 160 shares held by the trustee of subtrusts established for the benefit of Mr. DiGregorio's children.

(8) Includes 30,334 shares which the directors and Named Executive Officers as a group have a right to acquire through the exercise of stock options. Messrs. Clark, Rubio and Mason purchased shares of Common Stock at the Closing. On September 30, 1998, certain members of management, certain directors and other persons purchased an aggregate of 40,437 shares of Common Stock; on October 1, 1999, a former member of management exercised 579 options to purchase Common Stock, and then sold a total of 2,317 shares of Common Stock back to the Company; on November 19, 1999, certain members of management and a director purchased an aggregate of 2,457 shares of Common Stock; on July 11,

    2000, a member of management purchased 316 shares of Common Stock; on July 27, 2000, a former member of management exercised 158 options to purchase Common Stock, and then sold a total of 632 shares of Common Stock back to the Company; on August 9, 2000, certain members of management purchased an aggregate of 4,108 shares of Common Stock, and on November 6, 2000, a former member of management sold 316 shares of the Common Stock back to the Company in transactions exempt from the registration requirements of the Securities Act. Shares owned by CD&R Fund V are not included herein. Mr. Gogel is an officer, director and shareholder of Investment Associates II, Mr. Ireland is a director and shareholder of Investment Associates II, and Mr. Novak is a shareholder of Investment Associates II.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     CD&R Fund V, which is Parent's largest stockholder, is a private investment fund managed by CD&R. Amounts contributed to CD&R Fund V by its limited partners are invested at the discretion of the general partner in equity or equity-related securities of entities formed to effect leveraged buy-out transactions and in the equity of corporations where the infusion of capital, coupled with the provision of managerial assistance by CD&R, can be expected to generate returns on investments comparable to returns historically achieved in leveraged buyout transactions. The general partner of CD&R Fund V is Associates V, and the general partners of Associates V are Investment Associates II, CD&R Investment Associates, Inc. and CD&R Cayman Investment Associates, Inc., a Cayman Islands exempted company. Each of Mr. Gogel, who is President, Chief Executive Officer and a director of CD&R; President, Chief Executive Officer, and a shareholder and a director of Investment Associates II; and a limited partner of Associates V, Mr. Ireland, who is a principal of CD&R, a limited partner of Associates V and a shareholder and a director of Investment Associates II, and Mr. Novak, who is a principal of CD&R, a limited partner of Associates V, and a shareholder of Investment Associates II, is a director of Parent. See "Directors and Executive Officers of the Company."

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

     CD&R received at the Closing of the Acquisition an initial transaction fee of $2.7 million for providing services related to the structuring, implementation and consummation of the Acquisition, in addition to the reimbursement of out-of-pocket expenses. Pursuant to a consulting agreement entered into at the closing of the Acquisition, until the tenth anniversary of the Acquisition or the date on which CD&R Fund V no longer has an investment in the Company or until the termination by either party with 30 days notice, CD&R will receive an annual fee (and reimbursement of out-of-pocket expenses) for providing advisory, management consulting and monitoring services to the Company. The annual fee was originally $500,000 and as of January 1, 1999, was reduced to $400,000. Such services include, among others, helping the Company to establish effective banking, legal and other business relationships and assisting management in developing and implementing strategies for improving the operational, marketing and financial performance of the Company. The Company and CD&R are currently discussing a proposed amendment to the consulting agreement. As proposed, the amendment would provide for an annual fee of $1,000,000, retroactive to January 1, 2001, for ongoing services provided to the Company. As required by the terms of the Company's lending arrangements, such fees are determined by arm's-length negotiation and are believed by the Company to be reasonable.

     In addition, the proposed amendment adds to CD&R's services under the agreement financial advisory, investment banking and similar services with respect to future proposals for an acquisition, merger, recapitalization, or other similar transaction directly or indirectly involving the Company or any of its subsidiaries. The fee for such additional services in connection with future transactions would be an amount equal to 1% of the transaction value for the transaction to which such fee relates. Such transaction fees may be increased upon approval of a majority of the members of the Company's Board of Directors who are not employees of the Company, CD&R or any affiliate of CD&R.

     The proposed amendment also provides that if any employee of CD&R is appointed to an executive management position (or a position of comparable responsibility) in the Company or any of its subsidiaries, the annual fee will be increased by an amount to be determined by CD&R, the amount of such increase not to exceed 100% of the existing annual fee in effect at that time. The proposed amendment has been approved by the Company's Board of Directors.

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

     During 1999, the Company engaged Guidance Solutions Inc. ("Guidance"), a corporation in which an investment fund managed by CD&R has an investment, to develop its e-commerce business. Under the agreement entered into by both parties, the Company agreed to pay fees of approximately $2.0 million to Guidance in connection with the planning, defining, designing and consulting services performed. During 2000 and 1999, the Company paid fees to Guidance of $1,798,000 and $389,000, respectively. The Company terminated its agreement with Guidance and executed a settlement and mutual release agreement effective September 30, 2000. Upon execution of this settlement and mutual release agreement in October of 2000, Guidance paid the Company $25,000 and agreed to pay the Company an aggregate additional sum of $475,000, payable in quarterly installments, plus interest at 9.5% per annum, beginning in January 2001.

     The Company has entered into employment agreements with various members of management, including each of the Named Executive Officers. See "Executive Compensation -- Employment Agreements." The employment agreements of Messrs. Clark and Rubio provide that each will be a director of Parent during the term of his employment.

     Under certain circumstances, stockholders can require the Company to purchase their shares of Common Stock. Management stockholders are subject to a holding period of at least seven months from the date such shares were acquired. In July 2000, a former member of management exercised options to purchase 158 shares of Common Stock, and then requested that the Company purchase his entire balance of Common Stock, consisting of 632 shares. In November 2000, a former member of management requested that the Company purchase his entire balance of Common Stock, consisting of 316 shares. In October of 1999, a former member of management exercised options to purchase 579 shares of Common Stock, then requested that the Company purchase his entire balance of Common Stock, consisting of 2,317 shares. The Company repurchased the shares in 2000 at a total cost of $199,000, or $210 per share, and the shares in 1999 at a total cost of $348,000, or $150 per share, which represented the respective estimated fair values at the time of the purchases.

     In November 1999, a director, Siri Marshall, and certain members of management purchased 1,667 and 790 shares of Common Stock, respectively, at a purchase price of $150.00 per share. Certain members of management were also granted options to purchase an aggregate of 1,580 shares of Common Stock. Certain members of management, including Named Executive Officers, financed a portion of the cash purchase price of the shares of Common Stock they acquired through loans from the Chase Manhattan Bank on market terms. In July 2000, a member of management purchased 316 shares of Common Stock at a purchase price of $150.00 per share, which was below the estimated fair value at the time of purchase of $210.00 per share. The Company recognized compensation expense of approximately $19,000 at the time of the purchase. In August 2000, certain members of management purchased an aggregate of 4,108 shares of the Common Stock at a purchase price of $210.00 per share, which represented the estimated fair value at the time of the purchase. During 2000, certain members of management were also granted options to purchase an aggregate of 8,848 shares of Common Stock. To help members of management obtain such terms for such financing, the Company fully and unconditionally guaranteed up to 75% of the purchase price for the shares of Common Stock purchased by each such member of management. The Company guaranteed loans for $687,300, $687,300, $545,100, $225,000 and $230,000
extended to Messrs. Clark, Rubio, Mason, Guirao, and DiGregorio, respectively, which remain outstanding.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. Reference is made to the Index to Financial Statements and Schedules of the Company on page 26 of this Annual Report on Form 10-K.

     (a)(2) Financial Statement Schedules. Reference is made to the Index to Financial Statements and Financial Statement Schedules of the Company on page 28 of this Annual Report on Form 10-K. See also the following financial statement schedules which should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

                                                                  PAGES IN THIS
                                                                  ANNUAL REPORT
                                                                  ON FORM 10-K
                                                                  -------------
    JAFRA COSMETICS INTERNATIONAL, INC.:
      Independent Auditors' Report..............................       57
      Consolidated Balance Sheets as of December 31, 2000 and
         1999...................................................       58
      Consolidated Statements of Operations for the years ended
         December 31, 2000 and 1999, the eight-month period
         ended December 31, 1998, and the four-month period
         ended April 30, 1998...................................       59
      Consolidated Statements of Stockholder's Equity for the
         years ended December 31, 2000 and 1999, the eight-month
         period ended December 31, 1998, and the four-month
         period ended April 30, 1998............................       60
      Consolidated Statements of Cash Flows for the years ended
         December 31, 2000 and 1999, the eight-month period
         ended December 31, 1998, and the four-month period
         ended April 30, 1998...................................       61
      Notes to Consolidated Financial Statements................       62
    JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V.:
      Independent Auditors' Report..............................       80
      Consolidated Balance Sheets as of December 31, 2000 and
         1999...................................................       81
      Consolidated Statements of Operations for the years ended
         December 31, 2000 and 1999, the eight-month period
         ended December 31, 1998, and the four-month period
         ended April 30, 1998...................................       82
      Consolidated Statements of Stockholders' Equity for the
         years ended December 31, 2000 and 1999, the eight-month
         period ended December 31, 1998, and the four-month
         period ended April 30, 1998............................       83
      Consolidated Statements of Cash Flows for the years ended
         December 31, 2000 and 1999, the eight-month period
         ended December 31, 1998, and the four-month period
         ended April 30, 1998...................................       84
      Notes to Consolidated Financial Statements................       85

     (a)(3) Exhibits. The following documents are exhibits to this Annual Report on Form 10-K.

    EXHIBIT
    NUMBER                      DESCRIPTION OF DOCUMENT
    -------                     -----------------------
     3.1      Articles of Association (Statuts Coordonnes) of CDRJ
              Investments (Lux) S.A., as restated on September 30, 1998;
              previously filed as Exhibit 3.1 to Amendment 2 to
              Registration Statement No. 333-62989 under the Securities
              Act of 1933, as amended, filed December 23, 1998, and
              incorporated herein by reference.
     3.2      Certificate of Incorporation of CDRJ Acquisition
              Corporation, dated March 31, 1998; previously filed as
              Exhibit 3.2 to Registration Statement No. 333-62989 under
              the Securities Act of 1933, as amended, filed September 4,
              1998, and incorporated herein by reference.
     3.3      Certificate of Merger of Jafra Cosmetics International, Inc.
              into CDRJ Acquisition Corporation, dated April 30, 1998;
              previously filed as Exhibit 3.3 to Registration Statement
              No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by
              reference.
     3.4      Amended and Restated By-laws of Jafra Cosmetics
              International, Inc. (formerly CDRJ Acquisition Corporation), as adopted on July 21, 1998; previously filed as Exhibit 3.4 to Registration Statement No. 333-62989 under the Securities
              Act of 1933, as amended, filed September 4, 1998, and
              incorporated herein by reference.
     3.5      Deed of Incorporation (acta constitutiva), including all
              amendments thereto, and current by-laws (estatutos sociales)
              of Jafra Cosmetics International, S.A. de C.V., together
              with a unofficial summary thereof in English; previously
              filed as Exhibit 3.5 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed
              September 4, 1998, and incorporated herein by reference.
     3.6      Deed of Incorporation (acta constitutiva), including all
              amendments thereto, and current by-laws (estatutos sociales)
              of Dirsamex, S.A. de C.V., together with a unofficial
              summary thereof in English; previously filed as Exhibit 3.7 to Amendment No. 1 to Registration Statement No. 333-62989
              under the Securities Act of 1933, as amended, filed October
              27, 1998, and incorporated herein by reference.
     3.7      Deed of Incorporation (acta constitutiva), including all
              amendments thereto, and current by-laws (estatutos sociales)
              of Jafra Cosmetics S.A. de C.V., formerly known as Jafra
              Cosmetics S. de R.L. de C.V., together with a unofficial
              summary thereof in English; previously filed as Exhibit 3.9 to Amendment No. 1 to Registration Statement No. 333-62989
              under the Securities Act of 1933, as amended, filed October
              27, 1998, and incorporated herein by reference.
     3.8      Deed of Incorporation (acta constitutiva), including all
              amendments thereto, and current by-laws (estatutos sociales)
              of Qualifax, S.A. de C.V., together with a unofficial
              summary thereof in English; previously filed as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-62989
              under the Securities Act of 1933, as amended, filed October
              27, 1998, and incorporated herein by reference.
     3.9      Deed of Incorporation (acta constitutiva), including all
              amendments thereto, and current by-laws (estatutos sociales)
              of Reday, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.11 to
              Amendment No. 1 to Registration Statement No. 333-62989
              under the Securities Act of 1933, as amended, filed October
              27, 1998, and incorporated herein by reference.
     3.10     Deed of Incorporation (acta constitutiva), including all
              amendments thereto, and current by-laws (estatutos sociales)
              of Cosmeticos Y Fragrancias, S.A. de C.V., together with an unofficial summary thereof in English.
     3.11     Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the transformation of Jafra
              Cosmetics S. de R.L. de C.V. into Jafra Cosmetics S.A. de
              C.V.; previously filed as Exhibit 3.12 to the Company's
              Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by
              reference.

    EXHIBIT
    NUMBER                      DESCRIPTION OF DOCUMENT
    -------                     -----------------------
     3.12     Approval, dated as of April 17, 2000, by the Public Registry of Commerce of the United Mexican States of the merger of
              Consultoria Jafra S.A. de C.V. and Distribuidora Venus, S.A.
              de C.V. with and into Reday, S.A. de C.V., together with
              supporting shareholders' resolutions and the unofficial
              English translation thereof; previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the
              second quarter ended June 30, 2000, filed on August 14,
              2000, and incorporated herein by reference.
     3.13     Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the changing of the
              corporate name from Reday, S.A. de C.V. to Distribuidora
              Venus, S.A. de C.V. as a consequence of the merger of
              Distribuidora Venus, S.A. de C.V. into Reday, S.A. de C.V.
     4.1      Indenture, dated April 30, 1998, among CDRJ Acquisition
              Corporation, Jafra Cosmetics International, S.A. de C.V.,
              CDRJ Investments (Lux) S.A., and State Street Bank and Trust
              Company; previously filed as Exhibit 4.1 to Registration
              Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
     4.2      First Supplemental Indenture, dated April 30, 1998, among
              Consultoria Jafra, S.A. de C.V., Distribuidora Venus, S.A.
              de C.V., Dirsamex, S.A. de C.V., Reday, S.A. de C.V.,
              Qualifax S.A. de C.V., and Jafra Cosmetics S.R.L., CDRJ
              Acquisition Corporation and Jafra Cosmetics International,
              S.A. de C.V. and State Street Bank and Trust Company;
              previously filed as Exhibit 4.2 to Registration Statement
              No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by
              reference.
     4.3      Purchase Agreement, dated April 28, 1998, between Credit
              Suisse First Boston Corporation, Chase Securities Inc., CDRJ
              Acquisition Corporation, Jafra Cosmetics International, S.A.
              de C.V., and CDRJ Investments (Lux) S.A.; previously filed as Exhibit 4.3 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4,
              1998, and incorporated herein by reference.
     4.4      Purchase Agreement Amendment, dated April 30, 1998, executed on behalf of each of Reday, S.A. de C.V., Distribuidora
              Venus, S.A. de C.V., Dirsamex, S.A. de C.V., Qualifax, S.A.
              de C.V., Jafra Cosmetics, S.R.L., Consultoria Jafra, S.A. de
              C.V., Credit Suisse First Boston Corporation, and Chase
              Securities Inc.; previously filed as Exhibit 4.4 to
              Registration Statement No. 333-62989 under the Securities
              Act of 1933, as amended, filed September 4, 1998, and
              incorporated herein by reference.
     4.5      Registration Rights Agreement, dated April 30, 1998, among
              CDRJ Acquisition Corporation, Jafra Cosmetics International,
              Inc., Jafra Cosmetics International, S.A. de C.V., CDRJ
              Investments (Lux) S.A., Reday, S.A. de C.V., Distribuidora,
              S.A. de C.V., Dirsamex, S.A. de C.V., Qualifax, S.A. de
              C.V., Jafra Cosmetics, S.A. de C.V., Consultoria Jafra, S.A.
              de C.V., and Credit Suisse First Boston Corporation;
              previously filed as Exhibit 4.5 to Registration Statement
              No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by
              reference.
     4.6      Credit Agreement, dated April 30, 1998, among CDRJ
              Acquisition Corporation, Jafra Cosmetics International, S.A.
              de C.V., CDRJ Investments (Lux) S.A., as Guarantor and
              Parent of the Borrowers, the Lenders named therein and
              Credit Suisse First Boston, as Administrative Agent;
              previously filed as Exhibit 4.6 to Registration Statement
              No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by
              reference.
     4.7      Amendment No. 1 to the Credit Agreement, dated August 26,
              1998; previously filed as Exhibit 4.7 to Registration
              Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

    EXHIBIT
    NUMBER                      DESCRIPTION OF DOCUMENT
    -------                     -----------------------
     4.8      Indemnity, Subrogation and Contribution Agreement, dated
              April 30, 1998, among Jafra Cosmetics International, S.A. de
              C.V. ("JCISA"), each Subsidiary of JCSI listed on Schedule I thereto and Credit Suisse First Boston; previously filed as
              Exhibit 4.8 to Registration Statement No. 333-62989 under
              the Securities Act of 1933, as amended, filed September 4,
              1998, and incorporated herein by reference.
     4.9      JCI Guarantee Agreement, dated April 30, 1998, between CDRJ
              Acquisition Corporation and Credit Suisse First Boston;
              previously filed as Exhibit 4.9 to Registration Statement
              No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by
              reference.
     4.10     JCISA Guarantee Agreement, dated April 30, 1998, between
              Jafra Cosmetics International, S.A. de C.V. and Credit
              Suisse First Boston; previously filed as Exhibit 4.10 to
              Registration Statement No. 333-62989 under the Securities
              Act of 1933, as amended, filed September 4, 1998, and
              incorporated herein by reference.
     4.11     JCISA Subsidiary Guarantee Agreement, dated April 30, 1998, among each of the subsidiaries of Jafra Cosmetics
              International, S.A. de C.V. listed on Schedule I thereto,
              and Credit Suisse First Boston; previously filed as Exhibit
              4.11 to Registration Statement No. 333-62989 under the
              Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
    4.12      Parent Guarantee Agreement, dated April 30, 1998, between
              CDRJ Investments (Lux) S.A. and Credit Suisse First Boston;
              previously filed as Exhibit 4.12 to Registration Statement
              No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by
              reference.
     4.13     Pledge Agreement, dated April 30, 1998 among CDRJ
              Investments (Lux) S.A., CDRJ North Atlantic Sarl, CDRJ Latin
              America Holding Company B.V., Latin Cosmetics Holdings B.V.,
              Regional Cosmetics Holding B.V., Southern Cosmetics Holdings
              B.V., and CDRJ Mexico Holding Company B.V., CDRJ Acquisition
              Corporation, Jafra Cosmetics International, S.A. de C.V. and
              Credit Suisse First Boston; previously filed as Exhibit 4.13 to Registration Statement No. 333-62989 under the Securities
              Act of 1933, as amended, filed September 4, 1998, and
              incorporated herein by reference.
     4.14     Security Agreement, dated April 30, 1998, among CDRJ
              Acquisition Corporation ("JCI"), each subsidiary of JCI
              listed on Schedule I thereto and Credit Suisse First Boston;
              previously filed as Exhibit 4.14 to Registration Statement
              No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by
              reference.
     4.15     Deed of Trust, with Assignment of Leases and Rents, Fixture
              Filing and Security Agreement, dated April 30, 1998, by
              Jafra Cosmetics International, Inc. to TitleServ Agency of
              New York City, Inc., as trustee for the Benefit of Credit
              Suisse First Boston; previously filed as Exhibit 4.15 to
              Registration Statement No. 333-62989 under the Securities
              Act of 1933, as amended, filed September 4, 1998, and
              incorporated herein by reference.
     4.16     Acknowledgment of Obligations and Mortgage, dated April 30,
              1998, granted by Reday, S.A. de C.V. in favor of Credit
              Suisse First Boston, together with an unofficial English
              translation thereof; previously filed as Exhibit 4.16 to
              Registration Statement No. 333-62989 under the Securities
              Act of 1933, as amended, filed September 4, 1998, and
              incorporated herein by reference.

    EXHIBIT
    NUMBER                      DESCRIPTION OF DOCUMENT
    -------                     -----------------------
     4.17     Notarial Deed of Pledge, dated April 30, 1998, with respect to the pledge to Credit Suisse First Boston of (i) 24
              ordinary shares of the capital stock of CDRJ Europe Holding
              Company B.V. by Jafra Cosmetics International, Inc., and
              (ii) 40 ordinary shares of the capital stock of CDRJ Latin
              America Holding B.V. by CDRJ North Atlantic (Lux) Sarl;
              previously filed as Exhibit 4.17 to Registration Statement
              No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by
              reference.
     4.18     Consent and Waiver, dated as of November 19, 1999, to the
              Credit Agreement dated as of April 30, 1998, as amended by
              Amendment No. 1 thereto dated as of August 26, 1998, among
              Jafra Cosmetics International Inc., Jafra Cosmetics
              International S.A. de C.V., CDRJ Investments (Lux) S.A., the
              several banks and financial institutions party to the Credit
              Agreement, the Issuing Bank and Credit Suisse First Boston,
              as Administrative Agent; previously filed as Exhibit 4.18 to the Company's Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
     4.19     Substitution of Trustee and Partial Reconveyance of Deed of
              Trust, Assignment of Leases and Rents, Fixture Filing and
              Security Agreement, and Release of Financing Statement,
              dated November 29, 1999, which amends the Deed of Trust
              filed as Exhibit 4.15 above; previously filed as Exhibit
              4.19 to the Company's Annual Report on Form 10-K for the
              fiscal year ended 1999, filed on March 30, 2000, and
              incorporated herein by reference.
     4.20     Partial Reconveyance of Deed of Trust, Assignment of Leases
              and Rents, Fixture Filing and Security Agreement and Release
              of Financing Statement, dated November 29, 1999, which
              amends the Deed of Trust filed as Exhibit 4.15 above;
              previously filed as Exhibit 4.20 to the Company's Annual
              Report on Form 10-K for the fiscal year ended 1999, filed on
              March 30, 2000, and incorporated herein by reference.
    Items in this Section 10 constitute management contracts or compensatory plans or arrangements with the exception of Exhibits
    10.1, 10.7, 10,12, 10.13, 10.14, 10.15, 10.16, 10.17, 10.18, and
    10.19.
    10.1      Indemnification Agreement, dated April 30, 1998, among CDRJ
              Investments (Lux) S.A., CDRJ Acquisition Corporation, Jafra
              Cosmetics International, S.A. de C.V., Clayton, Dubilier &
              Rice, Inc., Clayton, Dubilier & Rice Fund V Limited
              Partnership; previously filed as Exhibit 10.1 to
              Registration Statement No. 333-62989 under the Securities
              Act of 1933, as amended, filed September 4, 1998, and
              incorporated herein by reference.
    10.2      Consulting Agreement, dated April 30, 1998, by and among
              CDRJ Investments (Lux) S.A., Jafra Cosmetics International,
              Inc. and Jafra Cosmetics, S.A. de C.V., and Clayton,
              Dubilier & Rice, Inc.; previously filed as Exhibit 10.2 to
              Registration Statement No. 333-62989 under the Securities
              Act of 1933, as amended, filed September 4, 1998, and
              incorporated herein by reference.
    10.3      Form of Employment Agreement for Messrs. Clark, Rubio,
              Mason, Guirao and DiGregorio; previously filed as Exhibit
              10.3 to Registration Statement No. 333-62989 under the
              Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
    10.4      Amended and Restated Jafra Cosmetics International, Inc.
              Stock Incentive Plan, as adopted September 3, 1998;
              previously filed as Exhibit 10.4 to Amendment No. 1 to
              Registration Statement No. 333-62989 under the Securities
              Act of 1933, as amended, filed October 27, 1998, and
              incorporated herein by reference.
    10.5      CDRJ Investments (Lux) S.A. Form of Management Stock Option
              Agreement; previously filed as Exhibit 10.5 to Amendment No.
              1 to Registration Statement No. 333-62989 under the
              Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.

    EXHIBIT
    NUMBER                      DESCRIPTION OF DOCUMENT
    -------                     -----------------------
    10.6      Amended and Restated Stock Purchase Warrant, dated September
              30, 1998, by and between CDRJ Investments (Lux) S.A. and
              Jafra Cosmetics International, Inc.; previously filed as
              Exhibit 10.6 to Amendment No. 1 to Registration Statement
              No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by
              reference.
    10.7      Registration and Participation Agreement, dated April 30,
              1998, among CDRJ Investments (Lux) S.A. and Clayton,
              Dubilier & Rice Fund V Limited Partnership and the other
              parties thereto; previously filed as Exhibit 10.7 to
              Registration Statement No. 333-62989 under the Securities
              Act of 1933, as amended, filed September 4, 1998, and
              incorporated herein by reference.
    10.8      CDRJ Investments (Lux) S.A. Form of Management Stock
              Subscription Agreement; previously filed as Exhibit 10.8 to
              Amendment No. 1 to Registration Statement No. 333-62989
              under the Securities Act of 1933, as amended, filed October
              27, 1998, and incorporated herein by reference.
    10.9      CDRJ Investments (Lux) S.A. Form of Individual Investor
              Stock Subscription Agreement; previously filed as Exhibit
              10.9 to Amendment No. 1 to Registration Statement No.
              333-62989 under the Securities Act of 1933, as amended,
              filed October 27, 1998, and incorporated herein by
              reference.
    10.10     Jafra Cosmetics International, Inc. Supplemental Savings
              Plan, dated October 27, 1998; previously filed as Exhibit
              10.1 to the Company's Quarterly Report on Form 10-Q for the
              first quarter ended March 31, 1999, filed May 17, 1999, and incorporated herein by reference.
    10.11     Jafra Cosmetics International, Inc. Special Supplemental
              Savings Plan for Non-United States-Source Income, dated
              January 20, 1999; previously filed as Exhibit 10.2 to the
              Company's Quarterly Report on Form 10-Q for the first
              quarter ended March 31, 1999, filed May 17, 1999, and
              incorporated herein by reference.
    10.12     Asset Purchase Agreement, dated as of June 10, 1999, as
              amended by Amendment No. 1, dated as of June 10, 1999; by
              and between the Company and the Contractor, previously filed as Exhibit 10.1 to Form 8-K, filed on June 10, 1999, and
              incorporated herein by reference (portions of which were
              filed under a confidentiality request).
    10.13     Amendment No. 1 to Asset Purchase Agreement, dated as of
              June 10, 1999; previously filed as Exhibit 10.2 to Form 8-K, filed on June 10, 1999, and incorporated herein by reference
              (portions of which were filed under a confidentiality
              request).
    10.14     Manufacturing Agreement, dated as of June 10, 1999, by and between the Company and the Contractor, as amended by
              Amendment No. 1, dated as of June 22, 1999; previously filed as Exhibit 10.3 to Form 8-K, filed on June 10, 1999, and
              incorporated herein by reference (portions of which were
              filed under a confidentiality request).
    10.15     Form of Amendment No. 1 to Manufacturing Agreement, dated as of June 10, 1999; previously filed as Exhibit 10.4 to Form
              8-K, filed on June 10, 1999 and incorporated herein by
              reference (portions of which were filed under a
              confidentiality request).
    10.16     Form of Secured Note for the Assets, dated June 10, 1999,
              made by the Contractor in favor of the Company; previously filed as Exhibit 10.5 to Form 8-K, filed on June 10, 1999
              and incorporated herein by reference (portions of which were filed under a confidentiality request).
    10.17     Form of Secured Note for the Inventory, dated June 10, 1999, made by the Contractor in favor of the Company; previously filed as Exhibit 10.6 to Form 8-K, filed on June 10, 1999
              and incorporated herein by reference (portions of which were filed under a confidentiality request).

    EXHIBIT
    NUMBER                      DESCRIPTION OF DOCUMENT
    -------                     -----------------------
    10.18     Sale Agreement, dated as of September 29, 1999, between the
              Company and Townsgate Road LLC; previously filed as Exhibit
              10.1 to the Company's Quarterly Report on Form 10-Q for the
              third quarter ended September 30, 1999, filed November 12,
              1999, and incorporated herein by reference.
    10.19     Sale Agreement, dated as of October 15, 1999, between the
              Company and Selvin Properties; previously filed as Exhibit
              10.2 to the Company's Quarterly Report on Form 10-Q for the
              third quarter ended September 30, 1999, filed November 12,
              1999, and incorporated herein by reference.
    10.20     Trust Agreement dated May 26, 1999 by and between Jafra
              Cosmetics International, Inc. and Scudder Trust Company;
              previously filed as Exhibit 10.20 to the Company's Annual
              Report on Form 10-K for the fiscal year ended 1999, filed on
              March 30, 2000, and incorporated herein by reference.
    10.21     Amendment No. 1 to Consulting Agreement, dated as of March
              15, 2000, by and among CDRJ Investments (Lux) S.A., Jafra
              Cosmetics International, Inc., Jafra Cosmetics
              International, S.A. de C.V., and Clayton, Dubilier & Rice,
              Inc.; previously filed as Exhibit 10.21 to the Company's
              Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by
              reference.
    10.22     First Amendment to Amended and Restated Jafra Cosmetics
              International, Inc. Stock Incentive Plan.
    10.23     CDRJ Investments (Lux) S.A. Form of Management Stock
              Subscription Agreement, as amended.
    21.1      Subsidiaries of the registrant.

     (b) Reports on Form 8-K

     During the quarter ended December 31, 2000, the Company filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CDRJ Investments (Lux) S.A.

                                          By:      /s/ RONALD B. CLARK
                                            ------------------------------------
                                            Name: Ronald B. Clark
                                            Title: Chief Executive Officer of
                                                   the Advisory Committee and
                                                   Director

Date April 2, 2001

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

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

                 /s/ RONALD B. CLARK                    Chief Executive Officer of the    April 2, 2001
- -----------------------------------------------------   Advisory Committee and Director
                   Ronald B. Clark                       (Principal executive officer)

              /s/ MICHAEL A. DIGREGORIO                 Senior Vice President and Chief   April 2, 2001
- -----------------------------------------------------  Financial Officer of the Advisory
                Michael A. DiGregorio                   Committee (Principal financial
                                                         officer, Principal accounting
                                                                   officer)

               /s/ RALPH S. MASON, III                   Secretary and Executive Vice     April 2, 2001
- -----------------------------------------------------      President of the Advisory
                 Ralph S. Mason, III                   Committee (Representative in the
                                                                     U.S.)

                 /s/ DONALD J. GOGEL                               Director               April 2, 2001
- -----------------------------------------------------
                   Donald J. Gogel

               /s/ STEVEN D. GOLDSTEIN                             Director               April 2, 2001
- -----------------------------------------------------
                 Steven D. Goldstein

                /s/ THOMAS E. IRELAND                              Director               April 2, 2001
- -----------------------------------------------------
                  Thomas E. Ireland

                  /s/ SIRI MARSHALL                                Director               April 2, 2001
- -----------------------------------------------------
                    Siri Marshall

                 /s/ DAVID A. NOVAK                                Director               April 2, 2001
- -----------------------------------------------------
                   David A. Novak

                  /s/ PAUL ORFALEA                                 Director               April 2, 2001
- -----------------------------------------------------
                    Paul Orfalea

                    /s/ ANN REESE                                  Director               April 2, 2001
- -----------------------------------------------------
                      Ann Reese

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

                 /s/ EDWARD H. RENSI                               Director               April 2, 2001
- -----------------------------------------------------
                   Edward H. Rensi

                  /s/ GONZALO RUBIO                                Director               April 2, 2001
- -----------------------------------------------------
                    Gonzalo Rubio

                 /s/ KENNETH TAYLOR                                Director               April 2, 2001
- -----------------------------------------------------
                  Kenneth D. Taylor

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report or proxy material has been sent to security holders.

                                    EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
- -------                     -----------------------
 3.1      Articles of Association (Statuts Coordonnes) of CDRJ
          Investments (Lux) S.A., as restated on September 30, 1998;
          previously filed as Exhibit 3.1 to Amendment 2 to
          Registration Statement No. 333-62989 under the Securities
          Act of 1933, as amended, filed December 23, 1998, and
          incorporated herein by reference.
 3.2      Certificate of Incorporation of CDRJ Acquisition
          Corporation, dated March 31, 1998; previously filed as
          Exhibit 3.2 to Registration Statement No. 333-62989 under
          the Securities Act of 1933, as amended, filed September 4,
          1998, and incorporated herein by reference.
 3.3      Certificate of Merger of Jafra Cosmetics International, Inc.
          into CDRJ Acquisition Corporation, dated April 30, 1998;
          previously filed as Exhibit 3.3 to Registration Statement
          No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by
          reference.
 3.4      Amended and Restated By-laws of Jafra Cosmetics
          International, Inc. (formerly CDRJ Acquisition Corporation), as adopted on July 21, 1998; previously filed as Exhibit 3.4 to Registration Statement No. 333-62989 under the Securities
          Act of 1933, as amended, filed September 4, 1998, and
          incorporated herein by reference.
 3.5      Deed of Incorporation (acta constitutiva), including all
          amendments thereto, and current by-laws (estatutos sociales)
          of Jafra Cosmetics International, S.A. de C.V., together
          with a unofficial summary thereof in English; previously
          filed as Exhibit 3.5 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed
          September 4, 1998, and incorporated herein by reference.
 3.6      Deed of Incorporation (acta constitutiva), including all
          amendments thereto, and current by-laws (estatutos sociales)
          of Dirsamex, S.A. de C.V., together with a unofficial
          summary thereof in English; previously filed as Exhibit 3.7 to Amendment No. 1 to Registration Statement No. 333-62989
          under the Securities Act of 1933, as amended, filed October
          27, 1998, and incorporated herein by reference.
 3.7      Deed of Incorporation (acta constitutiva), including all
          amendments thereto, and current by-laws (estatutos sociales)
          of Jafra Cosmetics S.A. de C.V., formerly known as Jafra
          Cosmetics S. de R.L. de C.V., together with a unofficial
          summary thereof in English; previously filed as Exhibit 3.9 to Amendment No. 1 to Registration Statement No. 333-62989
          under the Securities Act of 1933, as amended, filed October
          27, 1998, and incorporated herein by reference.
 3.8      Deed of Incorporation (acta constitutiva), including all
          amendments thereto, and current by-laws (estatutos sociales)
          of Qualifax, S.A. de C.V., together with a unofficial
          summary thereof in English; previously filed as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-62989
          under the Securities Act of 1933, as amended, filed October
          27, 1998, and incorporated herein by reference.
 3.9      Deed of Incorporation (acta constitutiva), including all
          amendments thereto, and current by-laws (estatutos sociales)
          of Reday, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.11 to
          Amendment No. 1 to Registration Statement No. 333-62989
          under the Securities Act of 1933, as amended, filed October
          27, 1998, and incorporated herein by reference.
 3.10     Deed of Incorporation (acta constitutiva), including all
          amendments thereto, and current by-laws (estatutos sociales)
          of Cosmeticos Y Fragrancias, S.A. de C.V., together with an unofficial summary thereof in English.
 3.11     Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the transformation of Jafra
          Cosmetics S. de R.L. de C.V. into Jafra Cosmetics S.A. de
          C.V.; previously filed as Exhibit 3.12 to the Company's
          Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by
          reference.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
- -------                     -----------------------
 3.12     Approval, dated as of April 17, 2000, by the Public Registry of Commerce of the United Mexican States of the merger of
          Consultoria Jafra S.A. de C.V. and Distribuidora Venus, S.A.
          de C.V. with and into Reday, S.A. de C.V., together with
          supporting shareholders' resolutions and the unofficial
          English translation thereof; previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the
          second quarter ended June 30, 2000, filed on August 14,
          2000, and incorporated herein by reference.
 3.13     Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the changing of the
          corporate name from Reday, S.A. de C.V. to Distribuidora
          Venus, S.A. de C.V. as a consequence of the merger of
          Distribuidora Venus, S.A. de C.V. into Reday, S.A. de C.V.
 4.1      Indenture, dated April 30, 1998, among CDRJ Acquisition
          Corporation, Jafra Cosmetics International, S.A. de C.V.,
          CDRJ Investments (Lux) S.A., and State Street Bank and Trust
          Company; previously filed as Exhibit 4.1 to Registration
          Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
 4.2      First Supplemental Indenture, dated April 30, 1998, among
          Consultoria Jafra, S.A. de C.V., Distribuidora Venus, S.A.
          de C.V., Dirsamex, S.A. de C.V., Reday, S.A. de C.V.,
          Qualifax S.A. de C.V., and Jafra Cosmetics S.R.L., CDRJ
          Acquisition Corporation and Jafra Cosmetics International,
          S.A. de C.V. and State Street Bank and Trust Company;
          previously filed as Exhibit 4.2 to Registration Statement
          No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by
          reference.
 4.3      Purchase Agreement, dated April 28, 1998, between Credit
          Suisse First Boston Corporation, Chase Securities Inc., CDRJ
          Acquisition Corporation, Jafra Cosmetics International, S.A.
          de C.V., and CDRJ Investments (Lux) S.A.; previously filed as Exhibit 4.3 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4,
          1998, and incorporated herein by reference.
 4.4      Purchase Agreement Amendment, dated April 30, 1998, executed on behalf of each of Reday, S.A. de C.V., Distribuidora
          Venus, S.A. de C.V., Dirsamex, S.A. de C.V., Qualifax, S.A.
          de C.V., Jafra Cosmetics, S.R.L., Consultoria Jafra, S.A. de
          C.V., Credit Suisse First Boston Corporation, and Chase
          Securities Inc.; previously filed as Exhibit 4.4 to
          Registration Statement No. 333-62989 under the Securities
          Act of 1933, as amended, filed September 4, 1998, and
          incorporated herein by reference.
 4.5      Registration Rights Agreement, dated April 30, 1998, among
          CDRJ Acquisition Corporation, Jafra Cosmetics International,
          Inc., Jafra Cosmetics International, S.A. de C.V., CDRJ
          Investments (Lux) S.A., Reday, S.A. de C.V., Distribuidora,
          S.A. de C.V., Dirsamex, S.A. de C.V., Qualifax, S.A. de
          C.V., Jafra Cosmetics, S.A. de C.V., Consultoria Jafra, S.A.
          de C.V., and Credit Suisse First Boston Corporation;
          previously filed as Exhibit 4.5 to Registration Statement
          No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by
          reference.
 4.6      Credit Agreement, dated April 30, 1998, among CDRJ
          Acquisition Corporation, Jafra Cosmetics International, S.A.
          de C.V., CDRJ Investments (Lux) S.A., as Guarantor and
          Parent of the Borrowers, the Lenders named therein and
          Credit Suisse First Boston, as Administrative Agent;
          previously filed as Exhibit 4.6 to Registration Statement
          No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by
          reference.
 4.7      Amendment No. 1 to the Credit Agreement, dated August 26,
          1998; previously filed as Exhibit 4.7 to Registration
          Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
- -------                     -----------------------
 4.8      Indemnity, Subrogation and Contribution Agreement, dated
          April 30, 1998, among Jafra Cosmetics International, S.A. de
          C.V. ("JCISA"), each Subsidiary of JCSI listed on Schedule I thereto and Credit Suisse First Boston; previously filed as
          Exhibit 4.8 to Registration Statement No. 333-62989 under
          the Securities Act of 1933, as amended, filed September 4,
          1998, and incorporated herein by reference.
 4.9      JCI Guarantee Agreement, dated April 30, 1998, between CDRJ
          Acquisition Corporation and Credit Suisse First Boston;
          previously filed as Exhibit 4.9 to Registration Statement
          No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by
          reference.
 4.10     JCISA Guarantee Agreement, dated April 30, 1998, between
          Jafra Cosmetics International, S.A. de C.V. and Credit
          Suisse First Boston; previously filed as Exhibit 4.10 to
          Registration Statement No. 333-62989 under the Securities
          Act of 1933, as amended, filed September 4, 1998, and
          incorporated herein by reference.
 4.11     JCISA Subsidiary Guarantee Agreement, dated April 30, 1998, among each of the subsidiaries of Jafra Cosmetics
          International, S.A. de C.V. listed on Schedule I thereto,
          and Credit Suisse First Boston; previously filed as Exhibit
          4.11 to Registration Statement No. 333-62989 under the
          Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.12      Parent Guarantee Agreement, dated April 30, 1998, between
          CDRJ Investments (Lux) S.A. and Credit Suisse First Boston;
          previously filed as Exhibit 4.12 to Registration Statement
          No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by
          reference.
 4.13     Pledge Agreement, dated April 30, 1998 among CDRJ
          Investments (Lux) S.A., CDRJ North Atlantic Sarl, CDRJ Latin
          America Holding Company B.V., Latin Cosmetics Holdings B.V.,
          Regional Cosmetics Holding B.V., Southern Cosmetics Holdings
          B.V., and CDRJ Mexico Holding Company B.V., CDRJ Acquisition
          Corporation, Jafra Cosmetics International, S.A. de C.V. and
          Credit Suisse First Boston; previously filed as Exhibit 4.13 to Registration Statement No. 333-62989 under the Securities
          Act of 1933, as amended, filed September 4, 1998, and
          incorporated herein by reference.
 4.14     Security Agreement, dated April 30, 1998, among CDRJ
          Acquisition Corporation ("JCI"), each subsidiary of JCI
          listed on Schedule I thereto and Credit Suisse First Boston;
          previously filed as Exhibit 4.14 to Registration Statement
          No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by
          reference.
 4.15     Deed of Trust, with Assignment of Leases and Rents, Fixture
          Filing and Security Agreement, dated April 30, 1998, by
          Jafra Cosmetics International, Inc. to TitleServ Agency of
          New York City, Inc., as trustee for the Benefit of Credit
          Suisse First Boston; previously filed as Exhibit 4.15 to
          Registration Statement No. 333-62989 under the Securities
          Act of 1933, as amended, filed September 4, 1998, and
          incorporated herein by reference.
 4.16     Acknowledgment of Obligations and Mortgage, dated April 30,
          1998, granted by Reday, S.A. de C.V. in favor of Credit
          Suisse First Boston, together with an unofficial English
          translation thereof; previously filed as Exhibit 4.16 to
          Registration Statement No. 333-62989 under the Securities
          Act of 1933, as amended, filed September 4, 1998, and
          incorporated herein by reference.
 4.17     Notarial Deed of Pledge, dated April 30, 1998, with respect to the pledge to Credit Suisse First Boston of (i) 24
          ordinary shares of the capital stock of CDRJ Europe Holding
          Company B.V. by Jafra Cosmetics International, Inc., and
          (ii) 40 ordinary shares of the capital stock of CDRJ Latin
          America Holding B.V. by CDRJ North Atlantic (Lux) Sarl;
          previously filed as Exhibit 4.17 to Registration Statement
          No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by
          reference.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
- -------                     -----------------------
 4.18     Consent and Waiver, dated as of November 19, 1999, to the
          Credit Agreement dated as of April 30, 1998, as amended by
          Amendment No. 1 thereto dated as of August 26, 1998, among
          Jafra Cosmetics International Inc., Jafra Cosmetics
          International S.A. de C.V., CDRJ Investments (Lux) S.A., the
          several banks and financial institutions party to the Credit
          Agreement, the Issuing Bank and Credit Suisse First Boston,
          as Administrative Agent; previously filed as Exhibit 4.18 to the Company's Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
 4.19     Substitution of Trustee and Partial Reconveyance of Deed of
          Trust, Assignment of Leases and Rents, Fixture Filing and
          Security Agreement, and Release of Financing Statement,
          dated November 29, 1999, which amends the Deed of Trust
          filed as Exhibit 4.15 above; previously filed as Exhibit
          4.19 to the Company's Annual Report on Form 10-K for the
          fiscal year ended 1999, filed on March 30, 2000, and
          incorporated herein by reference.
 4.20     Partial Reconveyance of Deed of Trust, Assignment of Leases
          and Rents, Fixture Filing and Security Agreement and Release
          of Financing Statement, dated November 29, 1999, which
          amends the Deed of Trust filed as Exhibit 4.15 above;
          previously filed as Exhibit 4.20 to the Company's Annual
          Report on Form 10-K for the fiscal year ended 1999, filed on
          March 30, 2000, and incorporated herein by reference.
Items in this Section 10 constitute management contracts or
compensatory plans or arrangements with the exception of Exhibits
10.1, 10.7, 10,12, 10.13, 10.14, 10.15, 10.16, 10.17, 10.18, and
10.19.
10.1      Indemnification Agreement, dated April 30, 1998, among CDRJ
          Investments (Lux) S.A., CDRJ Acquisition Corporation, Jafra
          Cosmetics International, S.A. de C.V., Clayton, Dubilier &
          Rice, Inc., Clayton, Dubilier & Rice Fund V Limited
          Partnership; previously filed as Exhibit 10.1 to
          Registration Statement No. 333-62989 under the Securities
          Act of 1933, as amended, filed September 4, 1998, and
          incorporated herein by reference.
10.2      Consulting Agreement, dated April 30, 1998, by and among
          CDRJ Investments (Lux) S.A., Jafra Cosmetics International,
          Inc. and Jafra Cosmetics, S.A. de C.V., and Clayton,
          Dubilier & Rice, Inc.; previously filed as Exhibit 10.2 to
          Registration Statement No. 333-62989 under the Securities
          Act of 1933, as amended, filed September 4, 1998, and
          incorporated herein by reference.
10.3      Form of Employment Agreement for Messrs. Clark, Rubio,
          Mason, Guirao and DiGregorio; previously filed as Exhibit
          10.3 to Registration Statement No. 333-62989 under the
          Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
10.4      Amended and Restated Jafra Cosmetics International, Inc.
          Stock Incentive Plan, as adopted September 3, 1998;
          previously filed as Exhibit 10.4 to Amendment No. 1 to
          Registration Statement No. 333-62989 under the Securities
          Act of 1933, as amended, filed October 27, 1998, and
          incorporated herein by reference.
10.5      CDRJ Investments (Lux) S.A. Form of Management Stock Option
          Agreement; previously filed as Exhibit 10.5 to Amendment No.
          1 to Registration Statement No. 333-62989 under the
          Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.6      Amended and Restated Stock Purchase Warrant, dated September
          30, 1998, by and between CDRJ Investments (Lux) S.A. and
          Jafra Cosmetics International, Inc.; previously filed as
          Exhibit 10.6 to Amendment No. 1 to Registration Statement
          No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by
          reference.
10.7      Registration and Participation Agreement, dated April 30,
          1998, among CDRJ Investments (Lux) S.A. and Clayton,
          Dubilier & Rice Fund V Limited Partnership and the other
          parties thereto; previously filed as Exhibit 10.7 to
          Registration Statement No. 333-62989 under the Securities
          Act of 1933, as amended, filed September 4, 1998, and
          incorporated herein by reference.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
- -------                     -----------------------
10.8      CDRJ Investments (Lux) S.A. Form of Management Stock
          Subscription Agreement; previously filed as Exhibit 10.8 to
          Amendment No. 1 to Registration Statement No. 333-62989
          under the Securities Act of 1933, as amended, filed October
          27, 1998, and incorporated herein by reference.
10.9      CDRJ Investments (Lux) S.A. Form of Individual Investor
          Stock Subscription Agreement; previously filed as Exhibit
          10.9 to Amendment No. 1 to Registration Statement No.
          333-62989 under the Securities Act of 1933, as amended,
          filed October 27, 1998, and incorporated herein by
          reference.
10.10     Jafra Cosmetics International, Inc. Supplemental Savings
          Plan, dated October 27, 1998; previously filed as Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q for the
          first quarter ended March 31, 1999, filed May 17, 1999, and incorporated herein by reference.
10.11     Jafra Cosmetics International, Inc. Special Supplemental
          Savings Plan for Non-United States-Source Income, dated
          January 20, 1999; previously filed as Exhibit 10.2 to the
          Company's Quarterly Report on Form 10-Q for the first
          quarter ended March 31, 1999, filed May 17, 1999, and
          incorporated herein by reference.
10.12     Asset Purchase Agreement, dated as of June 10, 1999, as
          amended by Amendment No. 1, dated as of June 10, 1999; by
          and between the Company and the Contractor, previously filed as Exhibit 10.1 to Form 8-K, filed on June 10, 1999, and
          incorporated herein by reference (portions of which were
          filed under a confidentiality request).
10.13     Amendment No. 1 to Asset Purchase Agreement, dated as of
          June 10, 1999; previously filed as Exhibit 10.2 to Form 8-K, filed on June 10, 1999, and incorporated herein by reference
          (portions of which were filed under a confidentiality
          request).
10.14     Manufacturing Agreement, dated as of June 10, 1999, by and between the Company and the Contractor, as amended by
          Amendment No. 1, dated as of June 22, 1999; previously filed as Exhibit 10.3 to Form 8-K, filed on June 10, 1999, and
          incorporated herein by reference (portions of which were
          filed under a confidentiality request).
10.15     Form of Amendment No. 1 to Manufacturing Agreement, dated as of June 10, 1999; previously filed as Exhibit 10.4 to Form
          8-K, filed on June 10, 1999 and incorporated herein by
          reference (portions of which were filed under a
          confidentiality request).
10.16     Form of Secured Note for the Assets, dated June 10, 1999,
          made by the Contractor in favor of the Company; previously filed as Exhibit 10.5 to Form 8-K, filed on June 10, 1999
          and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.17     Form of Secured Note for the Inventory, dated June 10, 1999, made by the Contractor in favor of the Company; previously filed as Exhibit 10.6 to Form 8-K, filed on June 10, 1999
          and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.18     Sale Agreement, dated as of September 29, 1999, between the
          Company and Townsgate Road LLC; previously filed as Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q for the
          third quarter ended September 30, 1999, filed November 12,
          1999, and incorporated herein by reference.
10.19     Sale Agreement, dated as of October 15, 1999, between the
          Company and Selvin Properties; previously filed as Exhibit
          10.2 to the Company's Quarterly Report on Form 10-Q for the
          third quarter ended September 30, 1999, filed November 12,
          1999, and incorporated herein by reference.
10.20     Trust Agreement dated May 26, 1999 by and between Jafra
          Cosmetics International, Inc. and Scudder Trust Company;
          previously filed as Exhibit 10.20 to the Company's Annual
          Report on Form 10-K for the fiscal year ended 1999, filed on
          March 30, 2000, and incorporated herein by reference.