Form 10-Q
period 2001-03-31
CDRJ INVESTMENTS LUX S A
filed 2001-05-15
CIK 1068906

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

       Common stock, par value $2.00 per share, outstanding at May 10, 2001 834,767 shares

================================================================================

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

                   Index to Financial Statements and Exhibits
           Filed with the Quarterly Report of the Company on Form 10-Q
                    For the Three Months Ended March 31, 2001

                         PART I -- FINANCIAL INFORMATION

                                                                                                      Page No.
                                                                                                      --------
Item 1.  Financial Statements (Unaudited):

         CONSOLIDATED FINANCIAL STATEMENTS -- CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

         Consolidated Balance Sheets                                                                     3
         Consolidated Statements of Operations                                                           4
         Consolidated Statements of Cash Flows                                                           5
         Notes to Consolidated Financial Statements                                                      6

         CONSOLIDATED FINANCIAL STATEMENTS -- JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

         Consolidated Balance Sheets                                                                    11
         Consolidated Statements of Operations                                                          12
         Consolidated Statements of Cash Flows                                                          13
         Notes to Consolidated Financial Statements                                                     14

         CONSOLIDATED FINANCIAL STATEMENTS -- JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V.
         AND SUBSIDIARIES

         Consolidated Balance Sheets                                                                    18
         Consolidated Statements of Operations                                                          19
         Consolidated Statements of Cash Flows                                                          20
         Notes to Consolidated Financial Statements                                                     21

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                            25

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                     32

                      PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                                              34

Item 2.  Changes in Securities and Use of Proceeds                                                      34

Item 3.  Defaults Upon Senior Securities                                                                34

Item 4.  Submission of Matters to a Vote of Security Holders                                            34

Item 5.  Other Information                                                                              34

Item 6.  Exhibits and Reports on Form 8-K                                                               34

         Signature                                                                                      35

         Exhibits                                                                                       36

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                                   MARCH 31,          DECEMBER 31,
                                                                                      2001                2000
                                                                                   ---------          ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                      $   7,458           $   5,838
    Receivables, less allowances for doubtful accounts of
       $3,239 in 2001 and $3,553 in 2000                                              42,655              35,919
    Inventories                                                                       35,420              38,146
    Prepaid income taxes                                                                  --               1,869
    Prepaid expenses and other current assets (including value-added tax
       receivables of $3,752 in 2001 and $5,329 in 2000)                               6,717              10,296
                                                                                   ---------           ---------
           Total current assets                                                       92,250              92,068

Property and equipment, net                                                           52,403              51,448

Other assets:
    Goodwill, net of accumulated amortization of $5,608 in 2001
       and $5,114 in 2000                                                             71,901              72,260
    Trademarks, net of accumulated amortization of $4,093 in 2001
       and $3,724 in 2000                                                             49,977              49,375
    Deferred financing fees and other, net of accumulated
       amortization of $4,395 in 2001 and $3,998 in 2000                              10,622              11,793
                                                                                   ---------           ---------
           Total                                                                   $ 277,153           $ 276,944
                                                                                   =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term debt, including current portion of long-term debt                   $   5,233           $   4,846
    Accounts payable                                                                  15,872              27,988
    Accrued liabilities                                                               35,518              34,223
    Income taxes payable                                                               1,834                 426
    Deferred income taxes                                                              5,391               5,391
                                                                                   ---------           ---------
           Total current liabilities                                                  63,848              72,874

Long-term debt                                                                       111,770             104,180
Deferred income taxes                                                                 16,310              16,357
Other long-term liabilities                                                            2,357               2,366
                                                                                   ---------           ---------
           Total liabilities                                                         194,285             195,777
                                                                                   ---------           ---------

Commitments and contingencies                                                             --                  --

Stockholders' equity:
    Common stock, par value $2.00; authorized, 1,020,000 shares; issued
       and outstanding, 834,767 shares in 2001 and 834,293 shares in 2000              1,669               1,669
    Additional paid-in capital                                                        82,227              82,194
    Retained earnings                                                                  5,514               2,942
    Accumulated other comprehensive loss                                              (6,542)             (5,572)
    Less treasury stock, at cost, 316 shares in 2000                                      --                 (66)
                                                                                   ---------           ---------
           Total stockholders' equity                                                 82,868              81,167
                                                                                   ---------           ---------
           Total                                                                   $ 277,153           $ 276,944
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

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                     THREE MONTHS ENDED
                                                                ----------------------------
                                                                MARCH 31,          MARCH 31,
                                                                  2001               2000
                                                                ---------          ---------
Net sales                                                       $ 86,917           $ 74,044
Cost of sales                                                     20,319             16,346
                                                                --------           --------
   Gross profit                                                   66,598             57,698
Selling, general and administrative expenses                      55,426             49,469
                                                                --------           --------
   Income from operations                                         11,172              8,229
Other income (expense):
   Exchange loss                                                  (2,180)            (3,618)
   Interest, net                                                  (3,487)            (3,996)
   Other (expense) income, net                                      (115)               668
                                                                --------           --------
Income before income taxes, extraordinary item and
   cumulative effect of accounting change                          5,390              1,283
Income tax expense                                                 2,944              2,027
                                                                --------           --------
Income (loss) before extraordinary item and cumulative
   effect of accounting change                                     2,446               (744)
Extraordinary loss on early extinguishment of debt,
   net of income tax benefit of $195 in 2000                          --                315
                                                                --------           --------
Income (loss) before cumulative effect of accounting
   change                                                          2,446             (1,059)
Cumulative effect of accounting change, net of income
   tax expense of $82                                                126                 --
                                                                --------           --------
Net income (loss)                                               $  2,572           $ (1,059)
                                                                ========           ========


          See accompanying notes to consolidated financial statements.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                       THREE MONTHS ENDED
                                                                                   ---------------------------
                                                                                   MARCH 31,          MARCH 31,
                                                                                     2001               2000
                                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                             $  2,572           $ (1,059)
     Extraordinary loss on early extinguishment of debt, net of taxes                    --                315
     Cumulative effect of accounting change                                            (126)                --
                                                                                   --------           --------
     Income (loss) before extraordinary item and cumulative effect
          of accounting change                                                        2,446               (744)
     Adjustments to reconcile income (loss) before extraordinary item and cumulative effect of accounting change to net cash used in operating activities:
          Depreciation and amortization                                               1,830              1,805
          Amortization of deferred financing fees                                       352                364
          Unrealized foreign exchange loss                                              822              3,171
          Changes in operating assets and liabilities:
              Receivables, net                                                       (6,736)            (2,888)
              Inventories                                                             2,726             (6,256)
              Prepaid expenses and other current assets                               3,579             (1,128)
              Other assets                                                              904             (1,022)
              Accounts payable and accrued liabilities                              (13,488)            (3,778)
              Income taxes payable/prepaid                                            3,277                590
              Other long-term liabilities                                                (9)               264
                                                                                   --------           --------
                    Net cash used in operating activities                            (4,297)            (9,622)
                                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                             (1,609)            (1,236)
     Other                                                                              (50)                --
                                                                                   --------           --------
                    Net cash used in investing activities                            (1,659)            (1,236)
                                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of subordinated debt                                                     --            (10,597)
     Repayments under term loan facility                                             (1,125)              (875)
     Net borrowings under revolving credit facility                                   8,000             16,900
     Net proceeds from bank debt                                                      1,102              3,134
     Issuance of common stock                                                            99                 --
                                                                                   --------           --------
                    Net cash provided by financing activities                         8,076              8,562
                                                                                   --------           --------
Effect of exchange rate changes on cash                                                (500)             1,351
                                                                                   --------           --------
Net increase (decrease) in cash and cash equivalents                                  1,620               (945)
Cash and cash equivalents as beginning of period                                      5,838              4,906
                                                                                   --------           --------
Cash and cash equivalents at end of period                                         $  7,458           $  3,961
                                                                                   ========           ========


          See accompanying notes to consolidated financial statements.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) BASIS OF PRESENTATION

       The unaudited interim consolidated financial statements of CDRJ Investments (Lux) S.A. (the "Parent") and subsidiaries have been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial statements as of March 31, 2001 and for all the interim periods presented.

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

       The accompanying unaudited interim consolidated financial statements as of and for the three months ended March 31, 2001 and 2000 reflect the operations of the Parent and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

       In the fourth quarter of 2000, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires that amounts billed to customers for shipping and handling fees be classified as revenues. Reclassifications have been made to year 2000 amounts to reflect shipping and handling fees, previously reported as reductions to selling, general, and administrative expenses, in net sales in the accompanying consolidated statements of operations. The total amount that has been reclassified as net sales is $2,328,000 for the three months ended March 31, 2000. Shipping and handling costs are included in selling, general and administrative expenses.

       Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities. In connection with the adoption of SFAS 133, at January 1, 2001, the Company recorded a net gain of $126,000 (net of a tax effect of $82,000) as a cumulative transition adjustment to earnings. This adjustment relates to derivatives not designated as hedges prior to adoption of SFAS 133, and represents the difference between the carrying value and the fair value of such instruments at January 1, 2001. See Note 9.

2) INVENTORIES

       Inventories consist of the following (in thousands):


                                            MARCH 31,       DECEMBER 31,
                                               2001             2000
                                            --------        ------------
Raw materials and supplies ........          $ 5,718          $ 6,751
Finished goods ....................           29,702           31,395
                                             -------          -------
Total inventories .................          $35,420          $38,146
                                             =======          =======

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(3) PROPERTY AND EQUIPMENT

       Property and equipment consist of the following (in thousands):

                                                 MARCH 31,       DECEMBER 31,
                                                   2001             2000
                                                 ---------       ------------
Land ...................................          $17,440          $17,224
Buildings ..............................           17,289           17,089
Machinery and equipment ................           27,036           25,438
                                                  -------          -------
                                                   61,765           59,751
Less accumulated depreciation ..........            9,362            8,303
                                                  -------          -------
Property and equipment, net ............          $52,403          $51,448
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

       In March 2001, Jafra S.A. entered into a three-year bank loan and borrowed the peso equivalent of $1,448,000 at an annual interest rate of 19.2%. Principal and interest payments are due monthly through April 28, 2004. As of March 31, 2001, $483,000 of this loan is classified as short-term debt in the accompanying consolidated balance sheet and the remainder is classified as long-term debt.

(5) INCOME TAXES

       The actual income tax rate differs from the "expected" income tax rate (computed by applying the U.S. federal corporate rate of 35% to income before income taxes) for the three months ended March 31, 2001 principally as a result of a higher effective tax rate in the Mexico entity, Jafra S.A., due to certain inflation-related income tax adjustments, and valuation allowances provided against certain operating losses in Europe and South America.

(6) COMPREHENSIVE INCOME

       Comprehensive income is summarized as follows (in thousands):

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                 -------------------------
                                                   2001              2000
                                                 -------           -------
Net income (loss)............................... $ 2,572           $(1,059)
Deferral of losses on cash flow hedges..........    (889)               --
Foreign currency translation adjustment.........     (81)            1,428
                                                 -------           -------
Comprehensive income............................ $ 1,602           $   369
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

       The accounting policies used to prepare the information reviewed by the Company's chief operating decision makers are the same as those described in the summary of significant accounting policies included in the Company's audited consolidated financial statements as of and for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K. The Company evaluates performance based on segment operating income, excluding reorganization and restructuring charges, unusual gains and losses, and amortization of goodwill and intangibles. Consistent with the information reviewed by the Company's chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments. The effects of intersegment sales (net sales and related gross profit) are excluded from the related captions below and from the computation of segment operating income.

                                                                                                      CORPORATE,
                                          UNITED                                ALL         TOTAL     UNALLOCATED  CONSOLIDATED
                                          STATES      MEXICO      EUROPE       OTHERS      SEGMENTS    AND OTHER      TOTAL
                                          ------      ------      ------       ------      --------   -----------  ------------
                                                                           (in thousands)
AS OF AND FOR THE THREE MONTHS ENDED
MARCH 31, 2001
Net sales                                $ 18,329    $ 56,603    $  6,266     $  5,719     $ 86,917          --     $ 86,917
Operating profit (loss)                       791      16,984          91       (1,571)      16,295    $ (5,123)      11,172
Depreciation and amortization                 545       1,084          91          106        1,826           4        1,830
Capital expenditures                        1,550          --          26           33        1,609          --        1,609
Segment assets                             68,604     178,402      16,958       13,467      277,431        (278)     277,153

AS OF AND FOR THE THREE MONTHS ENDED
MARCH 31, 2000
Net sales                                $ 17,725    $ 45,561    $  6,644     $  4,114     $ 74,044          --     $ 74,044
Operating profit (loss)                      (177)     14,210        (445)        (992)      12,596    $ (4,367)       8,229
Depreciation and amortization                 480       1,063         117           69        1,729          76        1,805
Capital expenditures                        1,023          56          14          143        1,236          --        1,236
Segment assets                             68,370     193,485      17,988       10,451      290,294         156      290,450

(8) RESTRUCTURING CHARGES AND RELATED ACCRUALS

       At December 31, 2000, restructuring liabilities of approximately $0.7 million were reflected on the Company's consolidated balance sheet. During the first quarter of 2001, payments of approximately $0.3 million have been charged against this accrual. As of March 31, 2001, the remaining restructuring liability was $0.4 million.

(9) FOREIGN CURRENCY FORWARD CONTRACTS

       The Company is exposed to currency risk relating to its forecasted U.S. dollar denominated expenditures at Jafra S.A. As part of its overall strategy to reduce the risk of adverse exchange rate fluctuations in Mexico, the Company enters into foreign currency exchange contracts ("forward contracts"). The Company places forward contracts based on its forecasted U.S. dollar cash outflows from Jafra S.A. over a rolling 12 month period. In no event does the Company hedge transactions that are forecasted to occur more than 12 months from the date the forward contract is entered into. As a matter of policy, the Company does not hold or issue forward contracts for trading or speculative purposes nor does it enter into contracts or agreements containing "embedded" derivative features.

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

       The forward contracts utilized by the Company did not qualify for hedge accounting under the applicable accounting standards prior to adoption of SFAS 133, and accordingly such instruments were marked-to-market with gains and losses included as a component of exchange gain (loss) in the statements of operations for the three months ended March 31, 2000. Under SFAS 133, such mark-to-market accounting treatment continues to be applied to certain of the Company's forward contracts. However, under SFAS 133, the Company's use of forward contracts to hedge certain forecasted transactions qualifies for hedge accounting. Unrealized gains and losses from such derivative instruments arising subsequent to January 1, 2001 are deferred as a separate component of other comprehensive income, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts with the corresponding gains and losses generated by the underlying hedged transactions.

       The Company currently designates certain of its forward contracts as cash flow hedges of forecasted U.S. dollar denominated inventory purchases and forecasted U.S. dollar denominated intercompany charges from JCI to Jafra S.A. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are deferred as a component of other comprehensive income. Such amounts will be reclassified from other comprehensive income into net income when the underlying hedged exposure is recognized in income. For U.S. dollar denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges, this will occur at the date such charges are recorded by Jafra S.A.

       During the three months ended March 31, 2000, the Company recognized losses on forward contracts of approximately $4.9 million as a component of exchange loss in the accompanying consolidated statement of operations. During the three months ended March 31, 2001, the Company recognized approximately $3.4 million of losses as a component of exchange loss on forward contracts that did not qualify for hedge accounting under SFAS 133. Additionally, during the three months ended March 31, 2001, the Company deferred $916,000 of unrealized losses on forward contracts that qualify for hedge accounting under SFAS 133. Of this amount, approximately $27,000 was reclassified to earnings upon recognition of the underlying hedged exposure prior to March 31, 2001. The Company expects that substantially all of the remaining $889,000 deferred as a component of other comprehensive income at March 31, 2001 will be reclassified into net income within the next twelve months.

       During the three months ended March 31, 2001, the ineffectiveness generated by the Company's forward contracts designated as hedges was insignificant. Additionally, all hedged forecasted transactions continue to be probable of occurring, and accordingly no amount of gains or losses were reclassified into earnings due to the discontinuance of such hedging relationships.

       The outstanding foreign currency forward contracts at March 31, 2001 had a notional value of $82,514,000 and mature at various dates extending to December 2001. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The table below describes the forward contracts that were outstanding at March 31, 2001 (in thousands):

                  CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                              WEIGHTED
                                               FORWARD                        AVERAGE
                                             POSITION IN     MATURITY         CONTRACT       FAIR
FOREIGN CURRENCY                            US DOLLARS(1)      DATE             RATE       VALUE(1)
----------------                            -------------    --------         --------     --------
Buy US Dollar/sell Mexican Peso ........     $  9,185         4/30/01           10.34     $  8,432
Buy US Dollar/sell Mexican Peso ........        6,848         5/31/01           10.37        6,349
Buy US Dollar/sell Mexican Peso ........       10,027         6/29/01           10.27        9,490
Buy US Dollar/sell Mexican Peso ........        9,153         7/31/01           10.38        8,659
Buy US Dollar/sell Mexican Peso ........       11,816         8/31/01           10.32       11,359
Buy US Dollar/sell Mexican Peso ........       12,125         9/28/01           10.39       11,695
Buy US Dollar/sell Mexican Peso ........        2,336        10/30/01           10.70        2,206
Buy US Dollar/sell Mexican Peso ........       10,275        10/31/01           10.71        9,701
Buy US Dollar/sell Mexican Peso ........        2,878        11/30/01           10.43        2,820
Buy US Dollar/sell Mexican Peso ........        4,110        12/27/01           10.71        3,957
Buy US Dollar/sell Mexican Peso ........        3,761        12/31/01           10.90        3,554
                                             --------                                     --------
                                             $ 82,514                                     $ 78,222
                                             ========                                     ========

----------
(1) The "Forward Position" in US dollars and the "Fair Value" presented above represent notional amounts. The net of these two amounts, an unrealized loss of $4,292,000 at March 31, 2001, represents the fair value of the forward contracts, and has been recorded as a liability in the accompanying consolidated balance sheet as of March 31, 2001.

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                     MARCH 31,      DECEMBER 31,
                                                                        2001            2000
                                                                     ---------      ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                        $   2,297       $   3,382
    Receivables, less allowances for doubtful accounts of
      $508 in 2001 and $536 in 2000                                      7,171           6,730
    Inventories                                                          8,983           9,455
    Receivables from affiliates                                          9,886           5,078
    Prepaids and other current assets                                    2,210           2,398
                                                                     ---------       ---------
          Total current assets                                          30,547          27,043

Property and equipment, net                                             21,303          20,144

Other assets:
    Goodwill, net of accumulated amortization of $3,101 in 2001
      and $2,868 in 2000                                                38,839          39,542
    Notes receivable from affiliates                                    18,806          27,182
    Deferred financing fees, net of accumulated
      amortization of $2,028 in 2001 and $1,871 in 2000                  3,475           3,632
    Other                                                                3,650           3,599
                                                                     ---------       ---------
                Total                                                $ 116,620       $ 121,142
                                                                     =========       =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Current portion of long-term debt                                $   2,625       $   2,500
    Accounts payable                                                     3,478           6,552
    Accrued liabilities                                                 13,519          11,988
    Income taxes payable                                                   922             393
    Deferred income taxes                                                  343             343
    Payables to affiliates                                               1,945           2,305
                                                                     ---------       ---------
          Total current liabilities                                     22,832          24,081

Long-term debt                                                          65,858          68,608
Deferred income taxes                                                      548             548
Other long-term liabilities                                              2,357           2,367
                                                                     ---------       ---------
          Total liabilities                                             91,595          95,604
                                                                     ---------       ---------

Commitments and contingencies                                               --              --

Stockholder's equity:
    Common stock, par value $.01; authorized, issued
      and outstanding, 1,000 shares in 2001 and 2000                        --              --
    Additional paid-in capital                                          39,649          39,649
    Retained deficit                                                   (11,496)        (11,888)
    Accumulated other comprehensive loss                                (3,128)         (2,223)
                                                                     ---------       ---------
          Total stockholder's equity                                    25,025          25,538
                                                                     ---------       ---------
                Total                                                $ 116,620       $ 121,142
                                                                     =========       =========


          See accompanying notes to consolidated financial statements.

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                 THREE MONTHS ENDED
                                                              -----------------------
                                                              MARCH 31,      MARCH 31,
                                                                2001           2000
                                                              --------       --------
Net sales                                                     $ 27,949       $ 28,090
Cost of sales                                                    7,937          8,834
                                                              --------       --------
   Gross profit                                                 20,012         19,256
Selling, general and administrative expenses                    24,261         24,317
Management fee income from affiliates                           (2,253)        (1,772)
                                                              --------       --------
   Loss from operations                                         (1,996)        (3,289)
Other income (expense):
   Royalty income from affiliates                                4,692          3,283
   Exchange gain (loss)                                            200            (87)
   Interest, net                                                (1,736)        (1,777)
   Other (expense) income, net                                     (94)           107
                                                              --------       --------
Income (loss) before income taxes and extraordinary item         1,066         (1,763)
Income tax expense                                                 674            144
                                                              --------       --------
Income (loss) before extraordinary item                            392         (1,907)
Extraordinary loss on early extinguishment of debt,
   net of income tax benefit of $120 in 2000                        --            205
                                                              --------       --------
Net income (loss)                                             $    392       $ (2,112)
                                                              ========       ========


          See accompanying notes to consolidated financial statements.

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                          -----------------------
                                                                          MARCH 31,     MARCH 31,
                                                                             2001          2000
                                                                          ---------     ---------
Cash flows from operating activities:
     Net income (loss)                                                     $   392       $(2,112)
     Extraordinary loss on early extinguishment of debt, net of taxes           --           205
                                                                           -------       -------
     Income (loss) before extraordinary item                                   392        (1,907)
     Adjustments to reconcile income (loss) before extraordinary item to net cash used in operating activities:
          Depreciation and amortization                                        651           659
          Amortization of deferred financing fees                              157           161
          Unrealized foreign exchange loss                                      22            --
          Changes in operating assets and liabilities:
              Receivables, net                                                (441)        2,871
              Inventories                                                      472          (420)
              Prepaid expenses and other assets                                187        (1,900)
              Intercompany receivables and payables                         (5,168)       (3,900)
              Accounts payable and accrued liabilities                      (1,544)       (1,918)
              Income taxes payable/prepaid                                     529            74
              Other long-term liabilities                                      (10)         (890)
                                                                           -------       -------
                    Net cash used in operating activities                   (4,753)       (7,170)
                                                                           -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                    (1,576)       (1,037)
     Other                                                                     (50)         (282)
                                                                           -------       -------
                    Net cash used in investing activities                   (1,626)       (1,319)
                                                                           -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of subordinated debt                                            --        (6,358)
     Repayments under term loan facility                                      (625)         (500)
     Net borrowings (repayments) under revolving credit facility            (2,000)        9,400
     Transactions with affiliates                                            8,376         4,280
                                                                           -------       -------
                    Net cash provided by financing activities                5,751         6,822
                                                                           -------       -------
Effect of exchange rate changes on cash                                       (457)          775
                                                                           -------       -------
Net decrease in cash and cash equivalents                                   (1,085)         (892)
Cash and cash equivalents as beginning of period                             3,382         3,026
                                                                           -------       -------
Cash and cash equivalents at end of period                                 $ 2,297       $ 2,134
                                                                           =======       =======


          See accompanying notes to consolidated financial statements.

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) BASIS OF PRESENTATION

       Jafra Cosmetics International, Inc., a Delaware corporation ("JCI") is an indirect wholly owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg societe anonyme (the "Parent"). JCI, its subsidiaries, and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. ("CD&R") to acquire (the "Acquisition") the worldwide Jafra Cosmetics business (the "Jafra Business") of The Gillette Company ("Gillette").

       The unaudited interim consolidated financial statements of JCI and subsidiaries have been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly JCI's consolidated financial statements as of March 31, 2001 and for all the interim periods presented.

       The accompanying unaudited interim consolidated financial statements as of and for the three months ended March 31, 2001 and 2000 reflect the operations of JCI and its subsidiaries (collectively, the "Company"). The Company is an operating subsidiary in the United States, and currently has operating subsidiaries in Austria, Germany, Italy, the Netherlands, Switzerland, the Dominican Republic, and Thailand. All significant intercompany accounts and transactions between entities comprising the Company have been eliminated in consolidation.

       In connection with the Acquisition, JCI and an affiliated company, Jafra S.A. (the indirect, wholly owned Mexican subsidiary of the Parent) issued $100 million aggregate principal amount of 11.75% Subordinated Notes due 2008 (the "Notes"). The Notes represent several obligations of JCI and Jafra S.A., with each participating on a pro rata basis upon redemption. JCI and Jafra S.A. have fully and unconditionally guaranteed the obligations of the other under the Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. As the cross-guarantee of JCI and Jafra S.A. is subject to a 30-day standstill period, the Parent is filing these separate financial statements of JCI in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

       In the fourth quarter of 2000, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires that amounts billed to customers for shipping and handling fees be classified as revenues. Reclassifications have been made to year 2000 amounts to reflect shipping and handling fees, previously reported as reductions to selling, general, and administrative expenses, in net sales in the accompanying consolidated statements of operations. The total amount that has been reclassified as net sales is $1,101,000 for the three months ended March 31, 2000. Shipping and handling costs are included in selling, general and administrative expenses.

       Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities. The adoption of SFAS 133 did not have a material impact on the Company's consolidated financial statements.

(2) INVENTORIES

       Inventories consist of the following (in thousands):

                                            MARCH 31,     DECEMBER 31,
                                              2001            2000
                                            ---------     ------------
Raw materials and supplies ........          $   70          $   44
Finished goods ....................           8,913           9,411
                                             ------          ------
Total inventories .................          $8,983          $9,455
                                             ======          ======

(3) PROPERTY AND EQUIPMENT

       Property and equipment consist of the following (in thousands):

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                               MARCH 31,       DECEMBER 31,
                                                  2001             2000
                                               ---------       ------------
Land .................................          $ 6,188          $ 6,188
Buildings ............................            5,982            5,998
Machinery and equipment ..............           13,544           11,997
                                                -------          -------
                                                 25,714           24,183
Less accumulated depreciation ........            4,411            4,039
                                                -------          -------
Property and equipment, net ..........          $21,303          $20,144
                                                =======          =======

(4) DEBT

       In the first quarter of 2000, JCI repurchased and retired a portion of the 11.75% Subordinated Notes due 2008 (the "Notes") with a face value of $6.5 million. In connection with the repurchase of the Notes, the related portion of the unamortized deferred financing costs of $459,000 was written off and included in the determination of the extraordinary loss on early extinguishment of debt. The repurchase of the Notes resulted in an extraordinary loss of $205,000, which is net of an income tax benefit of $120,000.

(5) INCOME TAXES

       The actual income tax rate differs from the "expected" income tax rate (computed by applying the U.S. federal corporate rate of 35% to income before income taxes) for the three months ended March 31, 2001 principally as a result of valuation allowances provided against certain operating losses in Europe.

(6) COMPREHENSIVE LOSS

       Comprehensive loss is summarized as follows (in thousands):

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                 -------------------------
                                                   2001             2000
                                                 -------           -------
Net income (loss)..........................      $   392           $(2,112)
Foreign currency translation adjustment....         (905)              208
                                                 -------           -------
Comprehensive loss.........................      $  (513)          $(1,904)
                                                 =======           =======

(7) RELATED PARTY TRANSACTIONS

       The Company distributes skin and body products to other affiliates of the Parent ("Affiliates"). Sales to Affiliates, primarily in Mexico and South America, were $2,504,000 and $3,774,000 for the three months ended March 31, 2001 and 2000, respectively. These sales were made at cost plus a markup ranging from 0 to 11%.

       In addition, the Company provides certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions to Affiliates. The cost of these services is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company charges out a portion of these management expenses to its Affiliates based principally upon a formula using the percentage of revenues of each affiliate to the total consolidated revenues of the Parent. The Company believes the amounts and methods of allocations are reasonable and approximate the cost of the actual services provided. The management fee income, which consists of amounts billed to Affiliates in Mexico and South America, was $2,253,000 and $1,772,000 for the three months ended March 31, 2001 and 2000, respectively.

       Beginning in 2000, the Company has been charged a royalty by Jafra S.A. for the right to use the Jafra trademark in the United States and Europe. The total royalty expense charged by Jafra S.A. to the Company was $402,000 and $269,000 for the three months ended March 31, 2001 and 2000, and is offset against royalty income from affiliates in the accompanying consolidated statements of operations.

              JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

       The Company owns the worldwide rights to its multi-level sales know-how (referred to as the "Jafra Way"). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by the Company to Jafra S.A. for the three months ended March 31, 2001 and 2000 were $5,094,000 and $3,552,000, respectively and are based upon a percentage of Jafra S.A.'s sales.

       The Company has granted loans to certain Affiliates at annual interest rates ranging from 6% to 9%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes receivable from Affiliates consists primarily of amounts owed by Jafra S.A. as a result of Jafra S.A.'s purchase of U.S. and German trademarks from the Company in December 1999, and amounts billed to Jafra S.A. in connection with the Jafra Way royalty. In addition, the Company has made loans to an indirect subsidiary of the Parent to fund certain of the Parent's operations in South America. Net interest income from Affiliates, primarily Jafra S.A., was $289,000 and $648,000 for the three months ended March 31, 2001 and 2000, respectively.

(8) FINANCIAL REPORTING FOR BUSINESS SEGMENTS

       The Company's business is comprised of one industry segment, direct selling, with worldwide operations, principally in the United States and Europe. The Company is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. The Company has two reportable business segments: the United States and Europe. Business results for subsidiaries in the Dominican Republic and Thailand are combined and included in the following table under the caption "All Others".

       The accounting policies used to prepare the information reviewed by the Company's chief operating decision makers are the same as those described in the summary of significant accounting policies included in the Company's audited consolidated financial statements as of and for the year ended December 31, 2000 included in the Parent's Annual Report on Form 10-K. The Company evaluates performance based on segment operating income, excluding reorganization and restructuring charges, unusual gains and losses, and amortization of goodwill and intangibles. Consistent with the information reviewed by the Company's chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments. The effects of intersegment sales (net sales and related gross profit) are excluded from the computation of segment operating income. Gross profit from Affiliates (primarily in Mexico and South America) is included in the following table under the caption "Corporate, Unallocated and Other". Segment assets exclude notes and accounts receivable from Affiliates.

                                                                                                   CORPORATE,
                                                UNITED                      ALL        TOTAL      UNALLOCATED  CONSOLIDATED
                                                STATES       EUROPE       OTHERS      SEGMENTS     AND OTHER      TOTAL
                                                ------       ------       ------      --------    -----------  ------------
                                                                           (in thousands)
AS OF AND FOR THE THREE MONTHS ENDED
MARCH 31, 2001
Net sales .................................    $ 18,329     $  6,231     $    885     $ 25,445     $  2,504     $ 27,949
Operating profit (loss) ...................         791           91         (323)         559       (2,555)      (1,996)
Depreciation and amortization .............         545           90           16          651           --          651
Capital expenditures ......................       1,550           26           --        1,576           --        1,576
Segment assets ............................      68,604       16,865        2,459       87,928           --       87,928

AS OF AND FOR THE THREE MONTHS ENDED
MARCH 31, 2000
Net sales .................................    $ 17,725     $  6,592           --     $ 24,317     $  3,773     $ 28,090
Operating profit (loss) ...................        (177)        (296)    $    (69)        (542)      (2,747)      (3,289)
Depreciation and amortization .............         480          179           --          659           --          659
Capital expenditures ......................       1,023           14           --        1,037           --        1,037
Segment assets ............................      68,370       18,879          314       87,563           --       87,563

(9) RESTRUCTURING CHARGES AND RELATED ACCRUALS

       At December 31, 2000, restructuring liabilities of approximately $0.5 million were reflected on the Company's consolidated balance sheet. During the first quarter of 2001, payments of approximately $0.2 million have been charged against this accrual. As of March 31, 2001, the remaining restructuring liability was $0.3 million.

          JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                           MARCH 31,          DECEMBER 31,
                                                                              2001                2000
                                                                           ---------          ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                              $   3,556           $     561
    Receivables, less allowances for doubtful accounts of
      $1,840 in 2001 and $2,117 in 2000                                       32,283              26,712
    Inventories                                                               23,061              25,149
    Receivables from affiliates                                                4,859               4,679
    Prepaid income taxes                                                          --               1,846
    Prepaid expenses                                                             228               1,948
    Value-added tax receivables                                                3,683               5,146
                                                                           ---------           ---------
          Total current assets                                                67,670              66,041
Property and equipment, net                                                   30,259              30,402
Other assets:
    Goodwill, net of accumulated amortization of $2,411 in 2001
      and $2,154 in 2000                                                      31,952              31,550
    Trademarks, net of accumulated amortization of $2,859 in 2001
      and $2,475 in 2000                                                      49,707              49,082
    Deferred financing fees, net of accumulated amortization
      of $2,367 in 2001 and $2,127 in 2000                                     1,823               1,983
    Other                                                                      1,850               2,707
                                                                           ---------           ---------
          Total                                                            $ 183,261           $ 181,765
                                                                           =========           =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term debt, including current portion of long-term debt           $   2,608           $   2,346
    Accounts payable                                                          11,500              20,266
    Accrued liabilities                                                       20,391              20,735
    Income taxes payable                                                         933                  --
    Payables to affiliates                                                     7,168               2,140
    Deferred income taxes                                                      5,048               5,048
                                                                           ---------           ---------
          Total current liabilities                                           47,648              50,535
Long-term debt                                                                45,912              35,572
Deferred income taxes                                                         15,762              15,809
Notes payable to affiliates                                                   10,368              20,093
                                                                           ---------           ---------
          Total liabilities                                                  119,690             122,009
                                                                           ---------           ---------
Commitments and contingencies                                                     --                  --
Stockholders' equity:
    Series B common stock, no par value; authorized, issued
      and outstanding, 151 shares in 2001 and 2000                                --                  --
    Additional paid-in capital                                                34,184              34,184
    Retained earnings                                                         30,783              27,030
    Accumulated other comprehensive loss                                      (1,396)             (1,458)
                                                                           ---------           ---------
          Total stockholders' equity                                          63,571              59,756
                                                                           ---------           ---------
          Total                                                            $ 183,261           $ 181,765
                                                                           =========           =========


          See accompanying notes to consolidated financial statements.

          JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                   THREE MONTHS ENDED
                                                               ---------------------------
                                                               MARCH 31,          MARCH 31,
                                                                 2001               2000
                                                               --------           --------
Net sales                                                      $ 59,335           $ 47,761
Cost of sales                                                    15,956             12,117
                                                               --------           --------
   Gross profit                                                  43,379             35,644
Selling, general and administrative expenses                     26,723             21,224
Management fee expense from affiliates                            2,240              1,745
                                                               --------           --------
   Income from operations                                        14,416             12,675
Other income (expense):
   Royalty expense to affiliates                                 (4,692)            (3,283)
   Exchange loss                                                 (2,158)            (3,596)
   Interest, net                                                 (1,682)            (2,177)
   Other income, net                                                  6                540
                                                               --------           --------
Income before income taxes, extraordinary item and
   cumulative effect of accounting change                         5,890              4,159
Income tax expense                                                2,263              1,946
                                                               --------           --------
Income before extraordinary item and cumulative
   effect of accounting change                                    3,627              2,213
Extraordinary loss on early extinguishment of debt,
   net of income tax benefit of $75 in 2000                          --                110
                                                               --------           --------
Income before cumulative effect of accounting
   change                                                         3,627              2,103
Cumulative effect of accounting change, net of income
   tax expense of $82                                               126                 --
                                                               --------           --------
Net income                                                     $  3,753           $  2,103
                                                               ========           ========


          See accompanying notes to consolidated financial statements.

          JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      THREE MONTHS ENDED
                                                                                  ---------------------------
                                                                                  MARCH 31,          MARCH 31,
                                                                                    2001               2000
                                                                                  --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                   $  3,753           $  2,103
     Extraordinary loss on early extinguishment of debt, net of taxes                   --                110
     Cumulative effect of accounting change                                           (126)                --
                                                                                  --------           --------
     Income before extraordinary item and cumulative effect of
          accounting change                                                          3,627              2,213
     Adjustments to reconcile income before extraordinary item and cumulative effect of accounting change to net cash provided by
          (used in) operating activities:
          Depreciation and amortization                                              1,084              1,063
          Amortization of deferred financing fees                                      195                202
          Unrealized foreign exchange loss                                             800              3,171
          Changes in operating assets and liabilities:
              Receivables, net                                                      (5,571)            (3,963)
              Inventories                                                            2,088             (5,933)
              Prepaid expenses and other current assets                              3,183               (512)
              Intercompany receivables and payables                                  4,848              4,029
              Other assets                                                             857               (819)
              Accounts payable and accrued liabilities                             (11,757)            (1,933)
              Income taxes payable/prepaid                                           2,779                302
              Other long-term liabilities                                              (10)                --
                                                                                  --------           --------
                    Net cash provided by (used in) operating activities              2,123             (2,180)
                                                                                  --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                --                (56)
                                                                                  --------           --------
                    Net cash used in investing activities                               --                (56)
                                                                                  --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of subordinated debt                                                    --             (4,239)
     Repayments under term loan facility                                              (500)              (375)
     Net borrowings under revolving credit facility                                 10,000              7,500
     Net proceeds from bank debt                                                     1,102              3,134
     Transactions with affiliates                                                   (9,539)            (4,480)
                                                                                  --------           --------
                    Net cash provided by financing activities                        1,063              1,540
                                                                                  --------           --------
Effect of exchange rate changes on cash                                               (191)               693
                                                                                  --------           --------
Net increase (decrease) in cash and cash equivalents                                 2,995                 (3)
Cash and cash equivalents as beginning of period                                       561                  3
                                                                                  --------           --------
Cash and cash equivalents at end of period                                        $  3,556           $     --
                                                                                  ========           ========


          See accompanying notes to consolidated financial statements.

          JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) BASIS OF PRESENTATION

       Jafra Cosmetics International, S.A. de C.V., a sociedad anomina de capital variable organized under the laws of the United Mexican States ("Jafra S.A.") is an indirect wholly owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg societe anonyme (the "Parent"). Jafra S.A., its subsidiaries, and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. ("CD&R") to acquire (the "Acquisition") the worldwide Jafra Cosmetics business (the "Jafra Business") of The Gillette Company ("Gillette").

       The unaudited interim consolidated financial statements of Jafra S.A. and subsidiaries have been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly Jafra S.A.'s consolidated financial statements as of March 31, 2001 and for all the interim periods presented.

       The accompanying unaudited interim consolidated financial statements as of and for the three months ended March 31, 2001 and 2000 reflect the operations of Jafra S.A. and its subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions between entities comprising the Company have been eliminated in consolidation.

       In connection with the Acquisition, Jafra S.A. and an affiliated company, JCI (the indirect, wholly owned United States subsidiary of the Parent) issued $100 million aggregate principal amount of 11.75% Subordinated Notes due 2008 (the "Notes"). The Notes represent several obligations of Jafra S.A and JCI, with each participating on a pro rata basis upon redemption. Jafra S.A. and JCI have fully and unconditionally guaranteed the obligations of the other under the Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. As the cross-guarantee of Jafra S.A. and JCI is subject to a 30-day standstill period, the Parent is filing these separate financial statements of Jafra S.A. in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

       The functional currency for the Company is the Mexican peso. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive income.

       In the fourth quarter of 2000, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires that amounts billed to customers for shipping and handling fees be classified as revenues. Reclassifications have been made to year 2000 amounts to reflect shipping and handling fees, previously reported as reductions to selling, general, and administrative expenses, in net sales in the accompanying consolidated statements of operations. The total amount that has been reclassified as net sales is $1,165,000 for the three months ended March 31, 2000. Shipping and handling costs are included in selling, general and administrative expenses.

       Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities. In connection with the adoption of SFAS 133, at January 1, 2001, the Company recorded a net gain of $126,000 (net of a tax effect of $82,000) as a cumulative transition adjustment to earnings. This adjustment relates to derivatives not designated as hedges prior to adoption of SFAS 133, and represents the difference between the carrying value and the fair value of such instruments at January 1, 2001. See Note 8.

          JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(2) INVENTORIES

       Inventories consist of the following (in thousands):

                                             MARCH 31,      DECEMBER 31,
                                               2001             2000
                                             -------        ------------
Raw materials and supplies ........          $ 5,403          $ 6,443
Finished goods ....................           17,658           18,706
                                             -------          -------
Total inventories .................          $23,061          $25,149
                                             =======          =======

(3) PROPERTY AND EQUIPMENT

       Property and equipment consist of the following (in thousands):

                                                 MARCH 31,      DECEMBER 31,
                                                   2001             2000
                                                 -------        ------------
Land ..................................          $11,252          $11,036
Buildings .............................           11,308           11,091
Machinery and equipment ...............           12,200           12,146
                                                 -------          -------
                                                  34,760           34,273
Less accumulated depreciation .........            4,501            3,871
                                                 -------          -------
Property and equipment, net ...........          $30,259          $30,402
                                                 =======          =======

(4) DEBT

       In the first quarter of 2000, Jafra S.A. repurchased and retired a portion of the 11.75% Subordinated Notes due 2008 (the "Notes") with a face value of $4.3 million. In connection with the repurchase of the Notes, the related portion of the unamortized deferred financing costs of $274,000 was written off and included in the determination of the extraordinary loss on early extinguishment of debt. The repurchase of the Notes resulted in an extraordinary loss of $110,000, which is net of an income tax benefit of $75,000.

       In March 2001, Jafra S. A. entered into a three-year bank loan and borrowed the peso equivalent of $1,448,000 at an annual interest rate of 19.2%. Principal and interest payments are due monthly through April 28, 2004. As of March 31, 2001, $483,000 of this loan is classified as short-term debt in the accompanying consolidated balance sheet and the remainder is classified as long-term debt.

(5) INCOME TAXES

       The actual income tax rate differs from the "expected" income tax rate (computed by applying the Mexican federal corporate rate of 35% to income before income taxes) for the three months ended March 31, 2001 principally as a result of certain inflation-related income tax adjustments.

(6) COMPREHENSIVE INCOME

       Comprehensive income is summarized as follows (in thousands):

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                 -------------------------
                                                   2001              2000
                                                 -------           -------
Net income.................................      $ 3,753           $ 2,103
Deferral of losses on cash flow hedges.....         (889)               --
Foreign currency translation adjustment....          951             1,307
                                                 -------           -------
Comprehensive income                             $ 3,815           $ 3,410
                                                 =======           =======

(7) RELATED PARTY TRANSACTIONS

          JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

       The Company manufactures and distributes color cosmetics and fragrance products to other affiliates of the Parent ("Affiliates"). Sales to Affiliates, primarily in the United States and Germany, were $2,732,000 and $2,200,000 for the three months ended March 31, 2001 and 2000, respectively. These sales were made at cost plus a markup ranging from 0 to 11%.

       In addition, the Company is provided with certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions from JCI. The cost of these services is included in management fee expense from affiliate in the accompanying consolidated statements of operations. JCI charges out a portion of these management expenses to its Affiliates based principally upon a formula using the percentage of revenues of each affiliate to the total consolidated revenues of the Parent. JCI believes the amounts and methods of allocations are reasonable and approximate the cost of the actual services provided. The management fee expense charged by JCI to the Company was $2,240,000 and $1,745,000 for the three months ended March 31, 2001 and 2000, respectively.

       Beginning in 2000, Jafra S.A. charged JCI a royalty for the right to use the Jafra trademark in the United States and Europe. The total royalty income charged by Jafra S.A. to JCI and Jafra Germany was $402,000 and $269,000 for the three months ended March 31, 2001 and 2000, respectively, and is offset against royalty expense to affiliates in the accompanying consolidated statements of operations.

       JCI owns the worldwide rights to its multi-level sales know-how (referred to as the "Jafra Way"). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra S.A. for the use of the Jafra Way for the three months ended March 31, 2001 and 2000 were $5,094,000 and $3,552,000, respectively, and are based upon a percentage of Jafra S.A.'s sales.

       The Company has obtained loans from certain Affiliates at annual interest rates ranging from 6% to 9%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes payable to Affiliates consists primarily of amounts owed by Jafra S.A. as a result of Jafra S.A.'s purchase of the U.S. and German trademarks from JCI in December 1999, and amounts billed to Jafra S.A. in connection with the Jafra Way royalty. Net interest expense to Affiliates, primarily JCI, was $210,000 and $598,000 for the three months ended March 31, 2001 and 2000, respectively.

(8) FOREIGN CURRENCY FORWARD CONTRACTS

       The Company is exposed to currency risk relating to its forecasted U.S. dollar denominated expenditures. As part of the Parent's overall strategy to reduce the risk of adverse exchange rate fluctuations in Mexico, the Company enters into foreign currency exchange contracts ("forward contracts"). The Company places forward contracts based on its forecasted U.S. dollar cash outflows over a rolling 12 month period. In no event does the Company hedge transactions that are forecasted to occur more than 12 months from the date the forward contract is entered into. As a matter of policy, the Company does not hold or issue forward contracts for trading or speculative purposes nor does it enter into contracts or agreements containing "embedded" derivative features.

       The forward contracts utilized by the Company did not qualify for hedge accounting under the applicable accounting standards prior to adoption of SFAS 133, and accordingly such instruments were marked-to-market with gains and losses included as a component of exchange gain (loss) in the statements of operations for the three months ended March 31, 2000. Under SFAS 133, such mark-to-market accounting treatment continues to be applied to certain of the Company's forward contracts. However, under SFAS 133, the Company's use of forward contracts to hedge certain forecasted transactions qualifies for hedge accounting. Unrealized gains and losses from such derivative instruments arising subsequent to January 1, 2001 are deferred as a separate component of other comprehensive income, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts with the corresponding gains and losses generated by the underlying hedged transactions.

          JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

       The Company currently designates certain of its forward contracts as cash flow hedges of forecasted U.S. dollar denominated inventory purchases and forecasted U.S. dollar denominated intercompany charges from JCI. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are deferred as a component of other comprehensive income. Such amounts will be reclassified from other comprehensive income into net income when the underlying hedged exposure is recognized in income. For U.S. dollar denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges, this will occur at the date such charges are recorded by the Company.

       During the three months ended March 31, 2000, the Company recognized losses on forward contracts of approximately $4.9 million as a component of exchange loss in the accompanying consolidated statement of operations. During the three months ended March 31, 2001, the Company recognized approximately $3.4 million of losses as a component of exchange loss on forward contracts that did not qualify for hedge accounting under SFAS 133. Additionally, during the three months ended March 31, 2001, the Company deferred $916,000 of unrealized losses on forward contracts that qualify for hedge accounting under SFAS 133. Of this amount, $27,000 was reclassified to earnings upon recognition of the underlying hedged exposure prior to March 31, 2001. The Company expects that substantially all of the remaining $889,000 deferred as a component of other comprehensive income at March 31, 2001 will be reclassified into net income within the next twelve months.

       During the three months ended March 31, 2001, the ineffectiveness generated by the Company's forward contracts designated as hedges was insignificant. Additionally, all hedged forecasted transactions continue to be probable of occurring, and accordingly no amount of gains or losses were reclassified into earnings due to the discontinuance of such hedging relationships.

       The outstanding foreign currency forward contracts at March 31, 2001 had a notional value of $82,514,000 and mature at various dates extending to December 2001. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The table below describes the forward contracts that were outstanding at March 31, 2001 (in thousands):

                                                                                           WEIGHTED
                                                   FORWARD                                 AVERAGE
                                                 POSITION IN         MATURITY              CONTRACT          FAIR
FOREIGN CURRENCY                                US DOLLARS(1)          DATE                  RATE          VALUE(1)
----------------                                -------------        --------              --------        --------
Buy US Dollar/sell Mexican Peso ........         $  9,185             4/30/01               10.34         $  8,432
Buy US Dollar/sell Mexican Peso ........            6,848             5/31/01               10.37            6,349
Buy US Dollar/sell Mexican Peso ........           10,027             6/29/01               10.27            9,490
Buy US Dollar/sell Mexican Peso ........            9,153             7/31/01               10.38            8,659
Buy US Dollar/sell Mexican Peso ........           11,816             8/31/01               10.32           11,359
Buy US Dollar/sell Mexican Peso ........           12,125             9/28/01               10.39           11,695
Buy US Dollar/sell Mexican Peso ........            2,336            10/30/01               10.70            2,206
Buy US Dollar/sell Mexican Peso ........           10,275            10/31/01               10.71            9,701
Buy US Dollar/sell Mexican Peso ........            2,878            11/30/01               10.43            2,820
Buy US Dollar/sell Mexican Peso ........            4,110            12/27/01               10.71            3,957
Buy US Dollar/sell Mexican Peso ........            3,761            12/31/01               10.90            3,554
                                                 --------                                                 --------
                                                 $ 82,514                                                 $ 78,222
                                                 ========                                                 ========

----------
(1) The "Forward Position" in US dollars and the "Fair Value" presented above represent notional amounts. The net of these two amounts, an unrealized loss of $4,292,000 at March 31, 2001, represents the fair value of the forward contracts, and has been recorded as a liability in the accompanying consolidated balance sheet as of March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       The following discussion of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the accompanying unaudited interim consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements as of and for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for future periods.


RESULTS OF OPERATIONS

       The following table represents selected components of the Company's results of operations, in millions of dollars and as percentages of net sales. The table reflects the operations of the Company for the three months ended March 31, 2001 and 2000.

                                                                   THREE MONTHS ENDED MARCH 31,
                                                            ------------------------------------------
                                                                  2001                     2000(1)
                                                            -----------------        -----------------
                                                                          (IN MILLIONS)
Net sales                                                   $86.9       100.0%       $74.0       100.0%
Cost of sales                                                20.3        23.4         16.3        22.0
                                                            -----       -----        -----       -----
Gross profit                                                 66.6        76.6         57.7        78.0
Selling, general and administrative expenses                 55.4        63.8         49.5        66.9
                                                            -----       -----        -----       -----
Income from operations                                       11.2        12.8          8.2        11.1
Exchange loss                                                (2.2)       (2.5)        (3.6)       (4.9)
Interest, net                                                (3.5)       (4.0)        (4.0)       (5.4)
Other (expense) income, net                                  (0.1)       (0.1)         0.6         0.8
                                                            -----       -----        -----       -----
Income before income taxes, extraordinary item and
   cumulative effect of accounting change                     5.4         6.2          1.2         1.6
Income tax expense                                            2.9         3.3          2.0         2.7
                                                            -----       -----        -----       -----
Income (loss) before extraordinary item and cumulative
   effect of accounting change                                2.5         2.9         (0.8)       (1.1)
Extraordinary loss on early extinguishment
   of debt, net of income tax benefit of $0.2                  --          --          0.3         0.4
                                                            -----       -----        -----       -----
Income (loss) before cumulative effect of accounting
   change                                                     2.5         2.9         (1.1)       (1.5)
Cumulative effect of accounting change, net of income
   tax expense of $0.1                                        0.1         0.1           --          --
                                                            -----       -----        -----       -----
Net income (loss)                                           $ 2.6         3.0%       ($1.1)       (1.5)%
                                                            =====       =====        =====       =====

----------
(1) In the fourth quarter of 2000, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires that amounts billed to customers for shipping and handling fees be classified as revenues. Reclassifications have been made to year 2000 amounts to reflect shipping and handling fees, previously reported as reductions to selling, general and administrative expenses, in net sales to conform to the current period presentation. Total amounts that have been reclassified are approximately $2.3 million for the three months ended March 31, 2000. Shipping and handling costs are included in selling, general and administrative expenses.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

       Net sales. Net sales in the first quarter of 2001 increased to $86.9 million from $74.0 million in the first quarter of 2000, an increase of $12.9 million, or 17.4%. Net sales in local currencies in the first quarter of 2001 increased by 20.0% over the comparable prior year period. The sales increase in local currencies was higher than the increase measured in U.S. dollars, primarily as a result of weaker average exchange rates of local currencies in Mexico, and additionally in South America and Europe, during the first quarter of 2001 as compared to the first quarter of 2000. The Company's average number of consultants (who perform the duties of sales representatives) worldwide for the first quarter increased to approximately 339,000 or 15.1% over the 2000 average, while the number of active consultants placing orders increased by 23.2% over the same period of 2000. The Company defines consultant productivity as net sales in U.S. dollars per active consultant. In general, consultants are considered to be active if they place one order within four months.

       In Mexico, net sales in the first quarter of 2001 increased to $56.6 million from $45.6 million in the first quarter of 2000, an increase of $11.0 million, or 24.1%. Sales in Mexico in local currency increased by 26.8% over the comparable 2000 period. The year-to-year increase was due primarily to higher sponsoring (activation of new consultants) and increased ordering activity achieved as a result of certain promotional activities implemented during the first quarter of 2001. In Mexico, the average number of consultants for the first quarter of 2001 increased to approximately 211,000, or 8.3%, and the number of active, ordering consultants increased by 20.8%, over the respective first quarter 2000 averages.

       In the U.S., net sales in the first quarter of 2001 increased to $18.3 million from $17.7 million in the first quarter of 2000, an increase of $0.6 million, or 3.4%. The year-to-year increase was due to a combination of an increase in the average consultant base achieved by good retention and sponsoring, and increased ordering activity. The increased ordering activity was due to successful product launches of the Home Spa and Tropical Rhythm shades, and a new commission structure which was in effect for the entire first quarter of 2001, but only one month of the first quarter of 2000. In the U.S., the average number of consultants for the first quarter of 2001 increased to approximately 64,000, or 13.3%, and the number of active, ordering consultants increased by 27.6%, over the respective first quarter 2000 averages. These increases were partially offset by a decrease in consultant productivity, because the new commission structure resulted in lower average order sizes.

       In Europe, net sales decreased to $6.2 million in the first quarter of 2001 from $6.6 million in the first quarter of 2000, a decrease of $0.4 million, or 6.1%. Contributing to the sales decline was an unfavorable exchange rate impact on sales of $0.3 million. Excluding the exchange rate impact, net sales decreased nominally by $0.1 million, and the average number of consultants for the first quarter of 2001 was unchanged from the comparable prior year period at 17,000.

       Gross profit. Consolidated gross profit in the first quarter of 2001 increased to $66.6 million from $57.7 million in the comparable prior year period, an increase of $8.9 million, or 15.4%. Gross profit as a percentage of sales (gross margin) decreased to 76.6% from 78.0%. The reduction in gross margin in the first quarter of 2001 was due primarily to a heavier mix of promotional products, as compared to regular (non-discounted) products.

       In Mexico, gross margin in the first quarter of 2001 decreased to 76.0% from 76.7% in the first quarter of 2000, due primarily to a heavier mix of promotional color and body care products, including lower-margin promotional kits, which were offered to stimulate sponsoring activity. In the United States, gross margin in the first quarter of 2001 decreased slightly to 78.0% from 78.1% in the first quarter of 2000, due to a slightly heavier mix of promotional products in the first quarter of 2001. In Europe, gross margin in the first quarter of 2001 increased to 81.8% from 78.4% in the first quarter of 2000, due primarily to better management of promotional kits and a more favorable product mix.

       Selling, general and administrative expenses. SG&A expenses in the first quarter of 2001 increased to $55.4 million from $49.5 million in the first quarter of 2000, an increase of $5.9 million, or 11.9%. SG&A as a percentage of net sales decreased in the first quarter of 2001 to 63.8% from 66.9% for the same period in 2000, primarily due to reduced promotional spending in the United States and administrative cost savings in the United States and Europe.

       In Mexico, SG&A expenses in the first quarter of 2001 increased by $5.3 million, or 25.5%, from the first quarter of 2000. SG&A as a percentage of net sales in Mexico was 46.0% in the first quarter of 2001, compared to 45.6% for the first quarter of 2000. The increased SG&A in Mexico related primarily to sales promotional and commission expenses, which tend to increase proportionally with sales. Sales promotional expenses increased proportionately more than sales during the first quarter of 2001, due to certain planned promotional activities, but they were substantially offset by economies of scale in administrative expenses. In the U.S., SG&A expenses in the first quarter of 2001 decreased by $0.5 million, or 3.7% from the first quarter of 2000. SG&A expenses as a percentage of net sales in the U.S. was 73.6% in the first quarter of 2001, compared to 79.1% for the first quarter of 2000. The reduced SG&A expenses in the U.S. were primarily due to changes in the scope of certain sales promotional events and administrative cost savings achieved in the first quarter of 2001. In Europe, SG&A expenses in the first quarter of 2001 decreased by $0.6 million, or 11.0%, from the the first quarter of 2000. The decrease was primarily the result of administrative cost savings achieved from restructuring activities undertaken during the latter part of 2000.

       SG&A expenses in other selling markets (South America and Thailand) and at corporate headquarters in the first quarter of 2001 increased by $1.7 million, or 18.7%, primarily as a result of sales promotional and commission expenses in the Company's growing South American markets.

       Exchange gain (loss). The Company's foreign exchange loss was $2.2 million in the first quarter of 2001, compared to a foreign exchange loss of $3.6 million in the prior year, a decrease of $1.4 million, or 38.9%. The Company's foreign exchange gains and losses primarily result from its operations in Mexico. During the first quarter of 2001, the Company recognized $3.4 million of exchange losses on forward contracts, resulting from the strengthening of the Mexican peso against the U.S. dollar during the period. These exchange losses were partially offset by an unrealized exchange gain of $1.0 million on the remeasurement of U.S. dollar-denominated debt, and exchange gains on other foreign currency transactions during the first quarter of 2001 of $0.2 million. During the first quarter of 2000, the Company recognized $4.9 million of exchange losses on forward contracts, resulting from the strengthening of the Mexican peso against the U.S. dollar during the period, and $0.5 million of exchange losses on other foreign currency transactions. These exchange losses were partially offset by an unrealized exchange gain of $1.8 million on the remeasurement of U.S. dollar-denominated debt. See " -Recent Accounting Pronouncement".

       Interest expense. Net interest expense (including amortization of deferred financing fees) in the first quarter of 2001 decreased to $3.5 million from $4.0 million in 2000, a decrease of $0.5 million, or 12.5%. The decrease was due to a combination of lower average balances on the term loan and revolving credit line, and lower interest rates on those borrowings. The lower interest rates in the first quarter of 2001 reflected both decreases in general market interest rates of approximately 50 basis points, and a 75 basis point reduction in borrowing costs achieved by the Company due to the attainment of specified leverage ratios as defined by the Company's credit agreement.

       Other income (expense). Other expense in the first quarter of 2001 was $0.1 million, compared to other income of $0.6 million in the first quarter of 2000, a change of $0.7 million. The other income in the first quarter of 2000 consisted primarily of $0.5 million related to a recovery of the effect of inflation upon an account receivable due from the Mexican government.

       Income tax expense. Income tax expense increased to $2.9 million in the first quarter of 2001 from $2.0 million in the comparable 2000 period, an increase of $0.9 million, or 45%. The increase is due to higher taxable income generated by the Company's Mexican and United States subsidiaries in 2001 as compared to 2000. After taking into effect the tax impacts related to the cumulative effect of accounting change in 2001 and the extraordinary item in 2000, in the first quarter of 2001, the Company's effective income tax rate decreased to approximately 54%, compared to 238% for the comparable period of 2000. The decrease in the effective tax rate was driven in part by the U.S. subsidiary. During the first quarter of 2000, valuation allowances were taken against certain foreign tax credits of the U.S. subsidiary. During the first quarter of 2001, no such valuation allowances were necessary. In the first quarter of 2001 and 2000, valuation allowances were again taken against net operating losses in Europe and South America.

       Net income (loss). Net income was $2.6 million for the first quarter of 2001, a $3.7 million change compared to a net loss of $1.1 million in 2000. The change was due to a $8.9 million increase in gross profit, a $1.4 million reduction in foreign exchange loss, a $0.5 million reduction in interest expense, the absence of a $0.3 million extraordinary loss (net of income taxes) on early extinguishment of debt which was incurred in 2000, and income of $0.1 million (net of income taxes) from the cumulative effect of an accounting change, partially offset by a $5.9 million increase in SG&A expenses, a $0.7 million negative fluctuation in other (expense) income, and a $0.9 million increase in income tax expenses.


LIQUIDITY AND CAPITAL RESOURCES

       The Company's liquidity needs arise primarily from principal and interest payments under its 11.75% Senior Subordinated Notes due 2008 ("Notes"), the Term Loan Facility and the Revolving Credit Facility. The Notes represent several obligations of Jafra Cosmetics International, Inc. ("JCI") and Jafra Cosmetics International, S.A. de C.V. ("Jafra S.A.") in the original amount of $60 million and $40 million (currently at $45.1 million and $30.0 million), respectively, with each participating on a pro rata basis upon redemption. The Notes mature in 2008 and bear a fixed interest rate of 11.75% payable semi-annually.

       Borrowings under the Senior Credit Agreement are payable in quarterly installments of principal and interest over six years through April 30, 2004. Scheduled term loan principal payments under the Term Loan Facility will be approximately $4.5 million, $5.5 million, $6.5 million, and $2.5 million for each of the years from 2001 through 2004, respectively. Borrowings under the Revolving Credit Facility ($22.5 million as of March 31, 2001) mature on April 30, 2004. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 1.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 0.5%, plus an applicable margin not to exceed 0.625%). The interest rate in effect at March 31, 2001 was approximately 6.8% for the LIBOR-based borrowings, and the rate for the prime-based borrowings was approximately 8.6%. Borrowings under the senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra
S. A. During the first quarter of 2001, cash paid for interest was approximately $1.0 million.

       Both the indenture (the "Indenture"), dated as of April 30, 1998, under which the Notes were issued, and the Senior Credit Agreement contain certain covenants that limit the Company's ability to incur additional indebtedness, pay cash dividends and make certain other payments. The Indenture and the Senior Credit Agreement also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. The Company has two letters of credit outstanding as of March 31, 2001 under the Revolving Credit Facility, totaling $1.8 million.

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

       A Consent and Waiver, dated November 19, 1999, to the Senior Credit Agreement allows the Company to repurchase the Notes in the open market from time to time, with the aggregate purchase price for all such Notes repurchased not to exceed $25.0 million. Aggregate repurchases as of March 31, 2001 were $24.8 million. The repurchased debt has been replaced with debt under the Revolving Credit Facility, which currently has lower effective interest rates.

       In March 2001, Jafra S.A. paid off the balance remaining under a one-year term loan originally due on August 16, 2001, and entered into a three-year bank loan, borrowing the peso equivalent of $1,448,000 at an annual interest rate of 19.2%. Principal and interest payments are due monthly through April 28, 2004. As of March 31, 2001, $483,000 of this loan is classified as short-term debt in the accompanying consolidated balance sheet and the remainder is classified as long-term debt.

       The Company believes, but no assurance can be given, that its existing cash, cash flow from operations and availability under the Senior Credit Agreement will provide sufficient liquidity to meet the Company's cash requirements and working capital needs over the next twelve months.


CASH FLOWS

       Net cash used in operating activities was $4.3 million in the first quarter of 2001, consisting of $5.4 million provided by net income adjusted for depreciation, amortization, and other non-cash items included in net income, offset by $9.7 million used by changes in operating assets and liabilities. The significant elements of net cash used by changes in operating assets and liabilities in the first quarter of 2001 were an increase of $6.7 million in accounts receivable and a reduction of $13.5 million in accounts payable and accrued liabilities, partially offset by a reduction in prepaid income taxes of $3.3 million, a reduction in inventories of $2.7 million, and a reduction in prepaid and other assets of $4.5 million.

       Net cash used in investing activities was $1.7 million for the first quarter of 2001, which was used for capital expenditures, consisting primarily of information system upgrades. Capital expenditures in 2001 are expected to be approximately $12.0 million.

       Net cash provided by financing activities was $8.1 million for the first quarter of 2001, and consisted of net borrowings under the revolving credit facilities of $8.0 million, net proceeds from short-term bank debt of $1.1 million, and $0.1 million of proceeds from the issuance of common stock, partially offset by repayments of $1.1 million under term loan facility.

       The effect of exchange rate changes on cash was $0.5 million for the first quarter of 2001, relating primarily to fluctuations in the exchange rates in Europe.


RECENT ACCOUNTING PRONOUNCEMENT

       The Company is exposed to currency risk relating to its forecasted U.S. dollar denominated expenditures at Jafra S.A. As part of its overall strategy to reduce the risk of adverse exchange rate fluctuations in Mexico, the Company enters into foreign currency exchange contracts ("forward contracts"). The Company places forward contracts based on its forecasted U.S. dollar cash outflows from Jafra S.A. over a rolling 12 month period. In no event does the Company hedge transactions that are forecasted to occur more than 12 months from the date the forward contract is entered into. As a matter of policy, the Company does not hold or issue forward contracts for trading or speculative purposes nor does it enter into contracts or agreements containing "embedded" derivative features.

       The forward contracts utilized by the Company did not qualify for hedge accounting under the applicable accounting standards prior to adoption of SFAS 133, and accordingly such instruments were marked-to-market with gains and losses included as a component of exchange gain (loss) in the statements of operations for the three months ended March 31, 2000. Under SFAS 133, such mark-to-market accounting treatment continues to be applied to certain of the Company's forward contracts. However, under SFAS 133, the Company's use of forward contracts to hedge certain forecasted transactions qualifies for hedge accounting. Unrealized gains and losses from such derivative instruments arising subsequent to January 1, 2001 are deferred as a separate component of other comprehensive income, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts with the corresponding gains and losses generated by the underlying hedged transactions.

       The Company currently designates certain of its forward contracts as cash flow hedges of forecasted U.S. dollar denominated inventory purchases and forecasted U.S. dollar denominated intercompany charges from JCI to Jafra S.A. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are deferred as a component of other comprehensive income. Such amounts will be reclassified from other comprehensive income into net income when the underlying hedged exposure is recognized in income. For U.S. dollar denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges, this will occur at the date such charges are recorded by Jafra S.A.

       During the three months ended March 31, 2000, the Company recognized losses on forward contracts of approximately $4.9 million as a component of exchange loss in the accompanying consolidated statement of operations. During the three months ended March 31, 2001, the Company recognized approximately $3.4 million of losses as a component of exchange loss on forward contracts that did not qualify for hedge accounting under SFAS 133. Additionally, during the three months ended March 31, 2001, the Company deferred $916,000 of unrealized losses on forward contracts that qualify for hedge accounting under SFAS 133. Of this amount, approximately $27,000 was reclassified to earnings upon recognition of the underlying hedged exposure prior to March 31, 2001. The Company expects that substantially all of the remaining $889,000 deferred as a component of other comprehensive income at March 31, 2001 will be reclassified into net income within the next twelve months.

       During the three months ended March 31, 2001, the ineffectiveness generated by the Company's forward contracts designated as hedges was insignificant. Additionally, all hedged forecasted transactions continue to be probable of occurring, and accordingly no amount of gains or losses were reclassified into earnings due to the discontinuance of such hedging relationships.


FOREIGN OPERATIONS

       Sales outside of the United States aggregated approximately 79% and 76% of the Company's total net sales for the first quarter of 2001 and 2000, respectively. In addition, as of March 31, 2001, international subsidiaries comprised approximately 75% of the Company's consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. In 2001, the Company entered into foreign currency forward contracts in Mexican pesos to reduce the effect of potentially adverse exchange rate fluctuations in Mexico.

       The Company's subsidiary in Mexico, Jafra S.A., generated approximately 65.1% of the Company's net sales for the first quarter of 2001, compared to 61.5% for the comparable 2000 period, substantially all of which were denominated in Mexican pesos. Jafra S.A. had $47.1 million of U.S. dollar-denominated third party debt and $17.5 million of U.S. dollar-denominated intercompany debt as of March 31, 2001. Gains and losses from remeasuring such debt to the U.S. dollar from the peso are included as a component of net income. During the first quarter of 2001, Jafra S.A. recognized an unrealized gain of $1.0 million on remeasurement of this U.S. dollar-denominated debt, and a net loss of $3.4 million on foreign currency forward contracts.

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

       The Company intends to adopt the euro as its functional currency when the majority of its transactions in the member countries are conducted in the euro. The Company has identified that its European commercial system will not support the euro, and that modifications are required in order to adapt the commercial system to support the Euro. The Company started modifying its system in the second quarter of 2001, expects to complete the necessary modifications by the end of 2001, and does not expect to incur significant expenses in achieving a euro-compliant system. The Company does not expect the euro to materially adversely affect its business, financial condition, or results of operations.


BUSINESS TRENDS AND INITIATIVES

       The Company has experienced significant sales growth and an increased concentration of sales in Mexico over the last three years, due primarily to increases in the number of consultants. The Company's Mexican subsidiary generated 65% of the Company's consolidated net sales for the first quarter of 2001, compared to 62% for the full year in 2000. The year to year sales growth in Mexico for the first quarter of 2001 was approximately 24% in U.S. dollars and 27% in local currency. Assuming a continued stable economic environment, the Company intends to continue to grow its revenues and consultant base in Mexico, but at rates in the range of 10-12% per year.

       The Company is employing a strategy to leverage diversification through growth in other markets besides Mexico. The U.S. subsidiary has created distinct business divisions to recognize the distinct elements of its General and Hispanic customer groups. Net sales in the U.S. in the first quarter of 2001 increased 3% compared to the first quarter of the prior year. The U.S. plans to implement a number of strategies in the remainder of 2001 which, along with the initiation of doing business via e-commerce and an increased focus on sponsoring new consultants through enhanced training programs, are intended to stimulate sales growth in the high single digits over 2000 levels.

       Net sales in Europe have been on a downward trend for the last two years. European sales have declined from approximately 16% of the Company's business in 1998 to 7% of the Company's business in the first quarter of 2001. In the first quarter of 2001, excluding the impact of exchange rates, net sales decreased nominally by $0.1 million from the first quarter of 2000. While no assurance can be given, the Company expects to achieve approximately the same level of European sales in year 2001 as was achieved in 2000, but at higher operating profit as a result of the repositioning and restructuring activities undertaken during 2000.

       During the last two years, the Company has made significant investments in new markets in South America. Sales in the South American region grew by over 20% in 2000 and are up 23% in the first quarter of 2001. In 2000, net sales generated by subsidiaries in the South American region were approximately 6% of consolidated sales, but the Company expects the region to contribute approximately 9% of consolidated sales for 2001.

       As a result of these differential growth rates, the Company expects, but no assurance can be given, that its percentage of net sales in Mexico and South America will increase slightly, and its percentage of net sales in Europe will decrease slightly for the near term.

       The Company has made plans to develop new business in 2001 through expansion into new markets, particularly Thailand, and by utilizing the Internet and electronic commerce to increase its revenue base in existing markets.


INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

       Certain of the statements contained in this report (other than the Company's consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "--Liquidity and Capital Resources" concerning the Company's belief that it will have sufficient liquidity to meet its cash requirements and working capital needs over the next twelve months; (ii) the statement in "--Cash Flows" that total capital expenditures in 2001 are expected to be approximately $12.0 million; (iii) the statements in "--European Economic and Monetary Union" concerning the Company's expectations that (a) during the transition period, use of the euro by the Company or its consultants will not be significant; (b) it will complete the necessary modifications to achieve a euro-compliant system by the end of 2001 without incurring significant expenses, and (c) the introduction of the euro will not materially adversely affect its business, financial condition or results of operations; (iv) the statements in "--Business Trends and Initiatives" that (a) assuming a continued stable economic environment, the Company intends to continue to grow its revenues and consultant base in Mexico, but at rates in the range of 10-12% per year; (b) the Company's expectation that U.S. sales growth will be in the high single digits in 2001; (c) the Company's expectation that the level of sales in Europe for the year 2001 will be approximately the same as was achieved in 2000, but at higher operating profit;
(d) the Company's expectation that the percentage of net sales in South America will increase to approximately 9% of consolidated sales for 2001, and (e) the Company's expectation that the percentage of net sales in Mexico and South America will increase slightly, and that its percentage of net sales in Europe will decrease slightly for the near term; and (v) other statements as to management's or the Company's expectations or beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       Forward-looking statements are based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (including, without limitation, those discussed in "Business--Strategy," "--International Operations," "--Distribution," "--Manufacturing," "--Management Information Systems," "--Environmental Matters," "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations," "--Liquidity and Capital Resources," "--Foreign Operations," and "European Economic and Monetary Union"), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company is exposed to certain market risks arising from transactions in the normal course of its business, and from debt incurred in connection with the Acquisition. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company's credit standing. See disclosures under Item 7a, "Quantitative and Qualitative Disclosures About Market Risks" in the Company's annual report on Form 10-K for the year ended December 31, 2000. No significant changes have occurred during the first quarter of 2001 in relation to the interest rate risk or its credit standing.

FOREIGN CURRENCY RISK

       The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. All intercompany product sales are denominated in U.S. dollars. In addition, 79% of the Company's revenue for first quarter of 2001 was generated in countries with a functional currency other than the U.S. dollar. As a result, the Company's earnings and cash flows for the first quarter of 2001 are exposed to fluctuations in foreign currency exchange rates.

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

       The outstanding foreign currency forward contracts at March 31, 2001 had a notional value of $82,514,000 and mature at various dates extending to December 2001. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The table below describes the forward contracts that were outstanding at March 31, 2001 (in thousands):

                                                                              WEIGHTED
                                               FORWARD                        AVERAGE
                                             POSITION IN     MATURITY         CONTRACT       FAIR
FOREIGN CURRENCY                            US DOLLARS(1)      DATE             RATE       VALUE(1)
----------------                            -------------    --------         --------     --------
Buy US Dollar/sell Mexican Peso ........     $  9,185         4/30/01           10.34     $  8,432
Buy US Dollar/sell Mexican Peso ........        6,848         5/31/01           10.37        6,349
Buy US Dollar/sell Mexican Peso ........       10,027         6/29/01           10.27        9,490
Buy US Dollar/sell Mexican Peso ........        9,153         7/31/01           10.38        8,659
Buy US Dollar/sell Mexican Peso ........       11,816         8/31/01           10.32       11,359
Buy US Dollar/sell Mexican Peso ........       12,125         9/28/01           10.39       11,695
Buy US Dollar/sell Mexican Peso ........        2,336        10/30/01           10.70        2,206
Buy US Dollar/sell Mexican Peso ........       10,275        10/31/01           10.71        9,701
Buy US Dollar/sell Mexican Peso ........        2,878        11/30/01           10.43        2,820
Buy US Dollar/sell Mexican Peso ........        4,110        12/27/01           10.71        3,957
Buy US Dollar/sell Mexican Peso ........        3,761        12/31/01           10.90        3,554
                                             --------                                     --------
                                             $ 82,514                                     $ 78,222
                                             ========                                     ========

----------
(1) The "Forward Position" in US dollars and the "Fair Value" presented above represent notional amounts. The net of these two amounts, an unrealized loss of $4,292,000 at March 31, 2001, represents the fair value of the forward contracts, and has been recorded as a liability in the accompanying consolidated balance sheet as of March 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       See discussion under "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       On February 10, 2001, Parent sold 474 shares of its common stock, par value $2.00 per share, for an aggregate offering price of $99,540, to six members of senior management. The sales were made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 701 because the sales were made to employees pursuant to a compensatory benefit plan and the employees were provided with the disclosure required by the Rule. The Company used the proceeds for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5. OTHER INFORMATION

       None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibit is filed herewith or incorporated by reference:

       10.1 Amended and Restated Consulting Agreement, dated as of January 1, 2001, by and among CDRJ Investments (Lux) S.A., Jafra Cosmetics International, Inc., Jafra Cosmetics International, S.A. de C.V., and Clayton, Dubilier & Rice, Inc.

(b) Reports on Form 8-K

       During the quarter ended March 31, 2001, the Company filed no reports on Form 8-K.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CDRJ Investments (Lux) S.A.


                                             /s/ MICHAEL A. DIGREGORIO
                                        ----------------------------------------
                                             Michael A. DiGregorio
                                        Senior Vice President and Chief
                                        Financial Officer of the Advisory
                                        Committee (Principal Financial Officer)

May 15, 2001

                                INDEX TO EXHIBITS

Exhibit No.       Description
-----------       -----------
10.1              Amended and Restated Consulting Agreement, dated as of January 1, 2001, by and among CDRJ
                  Investments (Lux) S.A., Jafra Cosmetics International, Inc., Jafra Cosmetics International,
                  S.A. de C.V., and Clayton, Dubilier & Rice, Inc.