Form 10-Q
period 2001-06-30
CDRJ INVESTMENTS LUX S A
filed 2001-08-14
CIK 1068906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number 333-62989

CDRJ INVESTMENTS (LUX) S.A.

(Exact name of Registrant as specified in its charter)

Luxembourg	98-0185444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4 Boulevard Royal
L-2449 Luxembourg
Luxembourg
(Address, including zip code, of registrant’s principal executive offices)

(352) 226027
(Registrant’s telephone number, including area code)

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common stock, par value $2.00 per share, outstanding at August 13, 2001 832,204 shares

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

Index to Financial Statements and Exhibits

Filed with the Quarterly Report of the Company on Form 10-Q

For the Three and Six Months Ended June 30, 2001

PART I — FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$7,826	$5,838

Receivables, less allowances for doubtful accounts of $3,903 in 2001 and $3,553 in 2000	42,186	35,919

Inventories	33,928	38,146

Prepaid income taxes	—	1,869

Prepaid expenses and other current assets (including value-added tax receivables of $704 in 2001 and $5,329 in 2000)	6,723	10,296

Total current assets	90,663	92,068

Property and equipment, net	55,416	51,448

Other assets:

Goodwill, net of accumulated amortization of $6,082 in 2001 and $5,114 in 2000	72,672	72,260

Trademarks, net of accumulated amortization of $4,670 in 2001 and $3,724 in 2000	51,877	49,375

Deferred financing fees and other, net of accumulated amortization of $4,872 in 2001 and $3,998 in 2000	9,769	11,793

Total	$280,397	$276,944

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short term debt, including current portion of long-term debt	$6,910	$4,846

Accounts payable	19,778	27,988

Accrued liabilities	40,396	34,223

Income taxes payable	1,590	426

Deferred income taxes	5,700	5,391

Total current liabilities	74,374	72,874

Long-term debt	100,350	104,180

Deferred income taxes	17,424	16,357

Other long-term liabilities	2,595	2,366

Total liabilities	194,743	195,777

Commitments and contingencies	—	—

Stockholders’ equity:

Common stock, par value $2.00; authorized, 1,020,000 shares; issued and outstanding, 834,767 shares in 2001 and 834,609 shares in 2000	1,669	1,669

Additional paid-in capital	82,227	82,194

Retained earnings	7,491	2,942

Accumulated other comprehensive loss	(5,092)	(5,572)

Less treasury stock, at cost, 2,563 shares in 2001 and 316 shares in 2000	(641)	(66)

Total stockholders’ equity	85,654	81,167

Total	$280,397	$276,944

See accompanying notes to consolidated financial statements

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net sales	$96,660	$79,422	$183,576	$153,466

Cost of sales	22,311	17,867	42,630	34,213

Gross profit	74,349	61,555	140,946	119,253

Selling, general and administrative expenses	61,251	50,890	116,678	100,359

Restructuring and impairment charges	—	1,108	—	1,108

Income from operations	13,098	9,557	24,268	17,786

Other income (expense):

Exchange loss, net	(4,522)	(1,731)	(6,702)	(5,349)

Interest, net	(3,359)	(4,024)	(6,847)	(8,020)

Other, net	(117)	563	(229)	1,231

Income before income taxes, extraordinary item and cumulative effect of accounting change	5,100	4,365	10,490	5,648

Income tax expense	3,123	3,336	6,067	5,363

Income before extraordinary item and cumulative effect of accounting change	1,977	1,029	4,423	285

Extraordinary loss on early extinguishment of debt, net of income tax benefit of $195	—	—	—	315

Income (loss) before cumulative effect of accounting change	1,977	1,029	4,423	(30)

Cumulative effect of accounting change, net of income tax expense of $82	—	—	126	—

Net income (loss)	$1,977	$1,029	$4,549	$(30)

See accompanying notes to consolidated financial statements

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2001	2000

Cash flows from operating activities:

Net income (loss)	$4,549	$(30)

Extraordinary loss on early extinguishment of debt, net of taxes	—	315

Cumulative effect of accounting change	(126)	—

Income before extraordinary item and cumulative effect of accounting change	4,423	285

Adjustments to reconcile income before extraordinary item and cumulative effect of accounting change to net cash provided by operating activities:

Depreciation and amortization	3,933	3,646

Amortization of deferred financing fees	713	719

Unrealized foreign exchange and derivative losses	2,398	3,066

Deferred realized derivative losses	(550)	—

Changes in operating assets and liabilities:

Receivables, net	(4,429)	(224)

Inventories	5,879	(5,921)

Prepaid expenses and other current assets	4,016	(666)

Other assets	1,724	(541)

Accounts payable and accrued liabilities	(14,116)	(3,056)

Income taxes payable/prepaid	4,303	7,817

Other long-term liabilities	229	288

Net cash provided by operating activities	8,523	5,413

Cash flows from investing activities:

Purchases of property and equipment	(4,360)	(2,811)

Other	(123)	(282)

Net cash used in investing activities	(4,483)	(3,093)

Cash flows from financing activities:

Repurchase of subordinated notes	—	(10,597)

Repayments under term loan facility	(2,250)	(1,750)

Net borrowings (repayments) under revolving credit facility	(2,100)	6,400

Net proceeds from bank debt	2,584	2,965

Issuance of common stock	33	—

Net repurchase of common stock	(575)	—

Net cash used in financing activities	(2,308)	(2,982)

Effect of exchange rate changes on cash	256	776

Net increase in cash and cash equivalents	1,988	114

Cash and cash equivalents at beginning of period	5,838	4,906

Cash and cash equivalents at end of period	$7,826	$5,020

See accompanying notes to consolidated financial statements

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     The unaudited interim consolidated financial statements of CDRJ Investments (Lux) S.A. (the “Parent”) and subsidiaries as of and for the three and six months ended June 30, 2001 and 2000 have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial statements as of June 30, 2001 and for all the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Parent, a Luxembourg société anonyme, Jafra Cosmetics International, Inc., a Delaware corporation (“JCI”), Jafra Cosmetics International, S.A. de C.V., a sociedad anonima de capital variable organized under the laws of the United Mexican States (“Jafra S.A.”) and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. (“CD&R”) to acquire (the “Acquisition”) the worldwide Jafra Cosmetics business (the “Jafra Business”) of The Gillette Company (“Gillette”). JCI and Jafra S.A. are indirect, wholly owned subsidiaries of the Parent. The Parent is a holding company that conducts all its operations through its subsidiaries. The Parent and its subsidiaries are collectively referred to as the “Company.”

     In the fourth quarter of 2000, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs,” which requires that amounts billed to customers for shipping and handling fees be classified as revenues. Reclassifications have been made to year 2000 amounts to reflect shipping and handling fees, previously reported as reductions to selling, general, and administrative expenses, in net sales in the accompanying consolidated statements of operations. The total amounts that have been reclassified as net sales are $2,559,000 and $4,887,000 for the three and six months ended June 30, 2000, respectively. Shipping and handling costs are included in selling, general and administrative expenses.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities. In connection with the adoption of SFAS 133, at January 1, 2001, the Company recorded a net gain of $126,000 (net of a tax effect of $82,000) as a cumulative transition adjustment to earnings. This adjustment relates to derivatives not designated as hedges prior to adoption of SFAS 133, and represents the difference between the carrying value and the fair value of such instruments at January 1, 2001 (See Note 9).

     On June 29, 2001, the FASB voted to approve two new statements which were issued in July 2001: SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets acquired, other than goodwill, will be amortized over their estimated useful economic life. SFAS No. 142 requires that goodwill not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

(2) Inventories

     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2001	2000

Raw materials and supplies	$5,992	$6,751

Finished goods	27,936	31,395

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total inventories	$33,928	$38,146

(3) Property and Equipment

     Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2001	2000

Land	$17,972	$17,224

Buildings	18,564	17,089

Machinery and equipment	29,587	25,438

	66,123	59,751

Less accumulated depreciation	10,707	8,303

Property and equipment, net	$55,416	$51,448

(4) Debt

     During the six months ended June 30, 2000, the Company repurchased and retired a portion of the 11.75% Subordinated Notes due 2008 (the “Notes”) of JCI and Jafra S.A., with a par value of $6,500,000 and $4,300,000, respectively. In connection with the repurchase of the Notes, the related portion of the unamortized deferred financing costs of $733,000 was written off and included in the determination of the extraordinary loss on early extinguishment of debt. The repurchase of the Notes resulted in an extraordinary loss of $315,000, which is net of an income tax benefit of $195,000.

     During the six months ended June 30, 2001, Jafra S. A. entered into an unsecured bank loan agreement borrowing the peso equivalent of $1,744,000 at a weighted average annual interest rate of 19.0%. Principal and interest payments are due monthly through June 29, 2004. As of June 30, 2001, $581,000 of this loan is classified as short-term debt in the accompanying consolidated balance sheet and the remainder is classified as long-term debt.

     In June 2001, Jafra S.A. entered into a short-term note borrowing the peso equivalent of $1,329,000 at an annual interest rate of 14.2%. As of June 30, 2001, the entire principal of this note is classified as short-term debt.

(5) Income Taxes

     The actual income tax rate differs from the “expected” income tax rate (computed by applying the U.S. federal corporate rate of 35% to income before income taxes) for the three and six months ended June 30, 2001 principally as a result of (i) a higher effective tax rate in the Mexico entity, Jafra S.A., due to certain inflation-related income tax adjustments, and (ii) valuation allowances provided against certain operating losses in South America and state income taxes in the United States.

(6) Comprehensive Income (Loss)

     Comprehensive income (loss) is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income (loss)	$1,977	$1,029	$4,549	$(30)

Unrealized and deferred realized losses on derivatives	(2,830)	—	(3,719)	—

Tax benefit on unrealized and deferred realized losses on derivatives	1,109	—	1,442	—

Foreign currency translation adjustment	2,838	(3,831)	2,757	(2,403)

Comprehensive income (loss)	$3,094	$(2,802)	$5,029	$(2,433)

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) Financial Reporting for Business Segments

     The Company’s business is comprised of one industry segment, direct selling, with worldwide operations. The Company is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. Jafra has three reportable business segments: Mexico, the United States, and Europe. Business results for subsidiaries in South America, the Dominican Republic, and Thailand are combined and included in the following table under the caption “All Others”.

     The accounting policies used to prepare the information reviewed by the Company’s chief operating decision makers are the same as those described in the summary of significant accounting policies included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10-K. The Company evaluates performance based on segment operating income, excluding restructuring and impairment charges, unusual gains and losses, and amortization of goodwill and intangibles. Consistent with the information reviewed by the Company’s chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments for purposes of this presentation. The effects of intersegment sales (net sales and related gross profit) are excluded from the related captions below and from the computation of segment operating income.

						Corporate,
	United			All	Total	Unallocated	Consolidated
	States	Mexico	Europe	Others	Segments	and Other	Total

	(in thousands)
For the Three Months ended June 30, 2001 Net sales	$20,791	$63,666	$6,535	$5,668	$96,660	—	$96,660

Operating profit (loss)	3,186	18,069	358	(1,617)	19,996	$(6,898)	13,098

Depreciation and amortization	627	1,143	190	43	2,003	100	2,103

For the Three Months ended June 30, 2000 Net sales	$19,308	$47,986	$6,894	$5,234	$79,422	—	$79,422

Operating profit (loss)	2,827	15,111	(323)	(1,219)	16,396	$(6,839)	9,557

Depreciation and amortization	527	1,027	215	72	1,841	—	1,841

As of and for the Six Months ended June 30, 2001 Net sales	$39,120	$120,269	$12,801	$11,386	$183,576	—	$183,576

Operating profit (loss)	3,977	35,053	449	(3,188)	36,291	$(12,023)	24,268

Depreciation and amortization	1,172	2,227	283	148	3,830	103	3,933

Capital expenditures	3,276	935	78	71	4,360	—	4,360

Segment assets	70,002	179,902	17,100	14,067	281,071	(674)	280,397

As of and for the Six Months ended June 30, 2000 Net sales	$37,033	$93,546	$13,538	$9,349	$153,466	—	$153,466

Operating profit (loss)	2,653	29,320	(769)	(2,212)	28,992	$(11,206)	17,786

Depreciation and amortization	1,007	2,090	404	141	3,642	4	3,646

Capital expenditures	2,129	262	139	281	2,811	—	2,811

Segment assets	69,289	175,292	17,442	11,306	273,329	148	273,477

(8) Restructuring Charges and Related Accruals

     At December 31, 2000, restructuring liabilities of approximately $0.7 million were reflected on the Company’s consolidated balance sheet. During the three and six months ended June 30, 2001, payments of approximately $0.2 million and $0.5 million have been charged against this accrual, respectively. As of June 30, 2001, the remaining restructuring liability was $0.2 million.

(9) Foreign Currency Forward Contracts

     The Company is exposed to currency risk relating to its forecasted U.S. dollar denominated expenditures at Jafra S.A. As part of its overall strategy to reduce the risk of adverse exchange rate fluctuations in Mexico, the Company

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

enters into foreign currency exchange contracts (“forward contracts”). The Company places forward contracts based on its forecasted U.S. dollar cash outflows from Jafra S.A. over a rolling 12 month period and does not hedge transactions that are not included in the 12 month forecast on the date the forward contract is initiated. As a matter of policy, the Company does not hold or issue forward contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features.

     The forward contracts utilized by the Company did not qualify for hedge accounting under the applicable accounting standards prior to adoption of SFAS 133, and accordingly such instruments were marked-to-market with gains and losses included as a component of exchange loss in the statements of operations for the three and six months ended June 30, 2000. Under SFAS 133, such mark-to-market accounting treatment continues to be applied to certain of the Company’s forward contracts. However, under SFAS 133, the Company’s use of forward contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from such derivative instruments arising subsequent to January 1, 2001 are deferred as a separate component of other comprehensive income, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts with the corresponding gains and losses generated by the underlying hedged transactions.

     The Company currently designates certain of its forward contracts as cash flow hedges of forecasted U.S. dollar denominated inventory purchases, forecasted U.S. dollar denominated intercompany charges from JCI to Jafra S.A., forecasted management fee charges from JCI to Jafra S.A., and U.S. dollar denominated interest payments. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are deferred as a component of other comprehensive income. Such amounts will be reclassified from other comprehensive income into net income when the underlying hedged exposure is recognized in income. For U.S. dollar denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges and interest, this will occur at the date such charges are recorded by Jafra S.A.

     During the three months ended June 30, 2000, the Company recognized gains on forward contracts of approximately $3,400,000 and for the six months ended June 30, 2000, the Company recognized losses on forward contracts of approximately $2,100,000 as a component of exchange loss in the accompanying consolidated statement of operations. During the three and six months ended June 30, 2001, the Company recognized approximately $6,200,000 and $9,600,000 of losses as a component of exchange loss on forward contracts that did not qualify for hedge accounting under SFAS 133. Additionally, during the six months ended June 30, 2001, the Company deferred $4,027,000 of unrealized losses on forward contracts that qualify for hedge accounting under SFAS 133. Of this amount, approximately $308,000 was reclassified to earnings upon recognition of the underlying hedged exposure prior to June 30, 2001. The Company expects that substantially all of the remaining $3,719,000 deferred as a component of other comprehensive income at June 30, 2001 will be reclassified into net income within the next twelve months.

     During the six months ended June 30, 2001, the ineffectiveness generated by the Company’s forward contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly $500,000 of losses were reclassified into earnings.

     The outstanding foreign currency forward contracts at June 30, 2001 had a notional value of $93,742,000 and mature at various dates extending to June 2002. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The table below describes the forward contracts that were outstanding at June 30, 2001 (in thousands):

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

			Weighted
	Forward		Average
	Position in	Maturity	Contract	Fair
Foreign Currency	US Dollars(1)	Date	Rate	Value(1)

Buy US Dollar/sell Mexican Peso	$9,154	7/31/01	10.38	$7,861

Buy US Dollar/sell Mexican Peso	11,816	8/31/01	10.32	10,326

Buy US Dollar/sell Mexican Peso	12,125	9/28/01	10.39	10,600

Buy US Dollar/sell Mexican Peso	2,336	10/30/01	10.70	1,987

Buy US Dollar/sell Mexican Peso	10,275	10/31/01	10.71	8,737

Buy US Dollar/sell Mexican Peso	6,806	11/30/01	10.24	6,175

Buy US Dollar/sell Mexican Peso	4,110	12/27/01	10.71	3,565

Buy US Dollar/sell Mexican Peso	3,761	12/31/01	10.90	3,188

Buy US Dollar/sell Mexican Peso	7,643	1/31/02	10.30	7,011

Buy US Dollar/sell Mexican Peso	4,989	2/28/02	10.38	4,576

Buy US Dollar/sell Mexican Peso	9,023	3/27/02	10.46	8,278

Buy US Dollar/sell Mexican Peso	4,764	4/30/02	10.29	4,494

Buy US Dollar/sell Mexican Peso	4,114	5/31/02	9.97	4,035

Buy US Dollar/sell Mexican Peso	2,826	6/28/02	9.91	2,806

	$93,742			$83,639

(1)	The “Forward Position” in US dollars and the “Fair Value” presented above represent notional amounts. The net of these two amounts, an unrealized loss of $10,103,000 at June 30, 2001, represents the fair value of the forward contracts, and has been recorded in accrued liabilities in the accompanying consolidated balance sheet as of June 30, 2001.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$3,045	$3,382

Receivables, less allowances for doubtful accounts of $470 in 2001 and $536 in 2000	7,106	6,730

Inventories	9,052	9,455

Receivables from affiliates	15,971	5,078

Prepaids and other current assets	2,764	2,398

Total current assets	37,938	27,043

Property and equipment, net	22,564	20,144

Other assets:

Goodwill, net of accumulated amortization of $3,230 in 2001 and $2,868 in 2000	38,470	39,542

Notes receivable from affiliates	11,196	27,182

Deferred financing fees, net of accumulated amortization of $2,185 in 2001 and $1,871 in 2000	3,318	3,632

Other	3,148	3,599

Total	$116,634	$121,142

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:

Current portion of long-term debt	$2,750	$2,500

Accounts payable	4,806	6,552

Accrued liabilities	12,906	11,988

Income taxes payable	858	393

Deferred income taxes	343	343

Payables to affiliates	3,268	2,305

Total current liabilities	24,931	24,081

Long-term debt	63,008	68,608

Deferred income taxes	548	548

Other long-term liabilities	2,595	2,367

Total liabilities	91,082	95,604

Commitments and contingencies	—	—

Stockholder’s equity:

Common stock, par value $.01; authorized, issued and outstanding, 1,000 shares in 2001 and 2000	—	—

Additional paid-in capital	39,649	39,649

Retained deficit	(10,529)	(11,888)

Accumulated other comprehensive loss	(3,568)	(2,223)

Total stockholder’s equity	25,552	25,538

Total	$116,634	$121,142

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net sales	$31,914	$29,369	$59,863	$57,459

Cost of sales	9,421	8,442	17,359	17,276

Gross profit	22,493	20,927	42,504	40,183

Selling, general and administrative expenses	25,531	23,317	49,792	47,634

Management fee income from affiliates	(2,182)	(1,600)	(4,436)	(3,372)

Restructuring and impairment charges	—	1,108	—	1,108

Loss from operations	(856)	(1,898)	(2,852)	(5,187)

Other income (expense):

Royalty income from affiliates, net	5,281	3,449	9,973	6,732

Exchange loss, net	(203)	(9)	(3)	(96)

Interest, net	(1,714)	(1,902)	(3,450)	(3,679)

Other, net	(322)	(139)	(416)	(32)

Income (loss) before income taxes and extraordinary item	2,186	(499)	3,252	(2,262)

Income tax expense	1,219	776	1,893	920

Income (loss) before extraordinary item	967	(1,275)	1,359	(3,182)

Extraordinary loss on early extinguishment of debt, net of income tax benefit of $120	—	—	—	205

Net income (loss)	$967	$(1,275)	$1,359	$(3,387)

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2001	2000

Cash flows from operating activities:

Net income (loss)	$1,359	$(3,387)

Extraordinary loss on early extinguishment of debt, net of taxes	—	205

Income (loss) before extraordinary item	1,359	(3,182)

Adjustments to reconcile income (loss) before extraordinary item to net cash used in operating activities:

Depreciation and amortization	1,427	1,399

Amortization of deferred financing fees	314	319

Asset impairment charge	—	290

Unrealized foreign exchange loss	58	81

Changes in operating assets and liabilities:

Receivables, net	(376)	2,127

Inventories	403	(611)

Prepaid expenses and other current assets	(366)	(850)

Intercompany receivables and payables	(9,930)	(5,277)

Other assets	566	365

Accounts payable and accrued liabilities	(828)	(1,966)

Income taxes payable	465	587

Other long-term liabilities	228	(624)

Net cash used in operating activities	(6,680)	(7,342)

Cash flows from investing activities:

Purchases of property and equipment	(3,354)	(2,267)

Other	(123)	(282)

Net cash used in investing activities	(3,477)	(2,549)

Cash flows from financing activities:

Repurchase of subordinated notes	—	(6,358)

Repayments under term loan facility	(1,250)	(1,000)

Net borrowings (repayments) under revolving credit facility	(4,100)	6,900

Transactions with affiliates	15,986	10,109

Net cash provided by financing activities	10,636	9,651

Effect of exchange rate changes on cash	(816)	581

Net (decrease) increase in cash and cash equivalents	(337)	341

Cash and cash equivalents at beginning of period	3,382	3,026

Cash and cash equivalents at end of period	$3,045	$3,367

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     Jafra Cosmetics International, Inc., a Delaware corporation (“JCI”) is an indirect wholly owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (the “Parent”). JCI, its subsidiaries, and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. (“CD&R”) to acquire (the “Acquisition”) the worldwide Jafra Cosmetics business (the “Jafra Business”) of The Gillette Company (“Gillette”). JCI and its subsidiaries (collectively, the “Company”) have operations in the United States, Austria, Germany, Italy, the Netherlands, Switzerland, the Dominican Republic, and Thailand.

     The accompanying unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2001 and 2000 reflect the operations of the Company and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly JCI’s consolidated financial statements as of June 30, 2001 and for all the interim periods presented. All significant intercompany accounts and transactions between entities comprising the Company have been eliminated in consolidation.

     In connection with the Acquisition, JCI and an affiliated company, Jafra S.A. (the indirect, wholly owned Mexican subsidiary of the Parent) issued $100 million aggregate principal amount of 11.75% Subordinated Notes due 2008 (the “Notes”). The Notes represent several obligations of JCI and Jafra S.A., with each participating on a pro rata basis upon redemption. JCI and Jafra S.A. have fully and unconditionally guaranteed the obligations of the other under the Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. As the cross-guarantee of JCI and Jafra S.A. is subject to a 30-day standstill period, the Parent is filing these separate financial statements of JCI in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

     The functional currency of certain of the Company's subsidiaries consists of currencies other than the U.S. dollar. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive income (loss).

     In the fourth quarter of 2000, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs”, which requires that amounts billed to customers for shipping and handling fees be classified as revenues. Reclassifications have been made to year 2000 amounts to reflect shipping and handling fees, previously reported as reductions to selling, general, and administrative expenses, in net sales in the accompanying consolidated statements of operations. The total amount that has been reclassified as net sales is $1,245,000 and $2,346,000 for the three and six months ended June 30, 2000. Shipping and handling costs are included in selling, general and administrative expenses.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities. The adoption of SFAS 133 did not have a material impact on the Company’s consolidated financial statements.

     On June 29, 2001, the FASB voted to approve two new statements which were issued in July 2001: SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets acquired, other than goodwill, will be amortized over their estimated useful economic life. SFAS No. 142 requires that goodwill not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2) Inventories

     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2001	2000

Raw materials and supplies	—	$44

Finished goods	$9,052	9,411

Total inventories	$9,052	$9,455

(3) Property and Equipment

     Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2001	2000

Land	$6,188	$6,188

Buildings	6,721	5,998

Machinery and equipment	14,656	11,997

	27,565	24,183

Less accumulated depreciation	5,001	4,039

Property and equipment, net	$22,564	$20,144

(4) Debt

     During the six months ended June 30, 2000, JCI repurchased and retired a portion of the 11.75% Subordinated Notes due 2008 (the “Notes”) with a par value of $6,500,000. In connection with the repurchase of the Notes, the related portion of the unamortized deferred financing costs of $459,000 was written off and included in the determination of the extraordinary loss on early extinguishment of debt. The repurchase of the Notes resulted in an extraordinary loss of $205,000, which is net of an income tax benefit of $120,000.

(5) Income Taxes

     The actual income tax rate differs from the “expected” income tax rate (computed by applying the U.S. federal corporate rate of 35% to income before income taxes) for the three and six months ended June 30, 2001 principally as a result of valuation allowances provided against certain operating losses in Europe and state income taxes in the United States.

(6) Comprehensive Income (Loss)

     Comprehensive income (loss) is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income (loss)	$967	$(1,275)	$1,359	$(3,387)

Foreign currency translation adjustment	(440)	(172)	(1,345)	36

Comprehensive income (loss)	$527	$(1,447)	$14	$(3,351)

(7) Related Party Transactions

     The Company distributes skin and body products to other affiliates of the Parent (“Affiliates”). Sales to Affiliates, primarily in Mexico and South America, were $3,677,000 and $6,181,000 for the three and six months ended June 30, 2001, respectively, and $2,989,000 and $6,763,000 for the three and six months ended June 30, 2000, respectively. These sales were made at cost plus a markup ranging from 0 to 11%.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In addition, the Company provides certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions to Affiliates. The cost of these services is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company charges out a portion of these management expenses to its Affiliates based upon charges identified to specific Affiliates and a formula using the percentage of revenues of each Affiliate to the total consolidated revenues of the Parent. The Company believes the amounts and methods of allocations are reasonable and approximate the cost of the actual services provided. The management fee income, which consists of amounts billed to Affiliates in Mexico and South America, was $2,182,000 and $4,436,000 for the three and six months ended June 30, 2001, respectively, and $1,600,000 and $3,372,000 for the three and six months ended June 30, 2000, respectively.

     Beginning in 2000, the Company has been charged a royalty by Jafra S.A. for the right to use the Jafra trademark in the United States and Europe. The total royalty expense charged by Jafra S.A. to the Company was $449,000 and $851,000 for the three and six months ended June 30, 2001, respectively, and $290,000 and $559,000 for the three and six months ended June 30, 2000, respectively, and is offset against royalty income from Affiliates in the accompanying consolidated statements of operations.

     The Company owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by the Company to Jafra S.A. were $5,730,000 and $10,824,000, for the three and six months ended June 30, 2001, respectively, and $3,739,000 and $7,291,000 for the three and six months ended June 30, 2000, respectively, and are based upon a percentage of Jafra S.A.’s sales.

     The Company has granted loans to certain Affiliates at annual interest rates ranging from 6% to 9%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes receivable from Affiliates at December 31, 2000 consists primarily of amounts owed by Jafra S.A. as a result of Jafra S.A.’s purchase of U.S. and German trademarks from the Company in December 1999, and amounts billed to Jafra S.A. in connection with the Jafra Way royalty. At June 30, 2001, notes receivable from Affiliates consists primarily of loans the Company has made to indirect subsidiaries of the Parent to fund certain of the Parent’s operations in South America. Net interest income from Affiliates, primarily Jafra S.A., was $176,000 and $465,000 for the three and six months ended June 30, 2001 and $631,000 and $1,279,000 for the three and six months ended June 30, 2000, respectively.

(8) Financial Reporting for Business Segments

     The Company’s business is comprised of one industry segment, direct selling, with worldwide operations, principally in the United States and Europe. The Company is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. The Company has two reportable business segments: the United States and Europe. Business results for subsidiaries in the Dominican Republic and Thailand are combined and included in the following table under the caption “All Others”.

     The accounting policies used to prepare the information reviewed by the Company’s chief operating decision makers are the same as those described in the summary of significant accounting policies included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2000 included in the Parent’s Annual Report on Form 10-K. The Company evaluates performance based on segment operating income, excluding restructuring and impairment charges, unusual gains and losses, and amortization of goodwill and intangibles. Consistent with the information reviewed by the Company’s chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments for purposes of this presentation. The effects of intersegment sales (net sales and related gross profit) are excluded from the computation of segment operating income. Sales and gross profit related to Affiliates (primarily in Mexico and South America) is included in the following table under the caption “Corporate, Unallocated and Other”. Segment assets exclude notes and accounts receivable from Affiliates.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

					Corporate,
	United		All	Total	Unallocated	Consolidated
	States	Europe	Others	Segments	And Other	Total

	(in thousands)
For the Three Months ended June 30, 2001 Net sales	$20,791	$6,535	$911	$28,237	$3,677	$31,914

Operating profit (loss)	3,186	358	(471)	3,073	(3,929)	(856)

Depreciation and amortization	627	187	(38)	776	—	776

For the Three Months ended June 30, 2000 Net sales	$19,308	$6,846	226	$26,380	$2,989	$29,369

Operating profit (loss)	2,827	(1,217)	(232)	1,378	(3,276)	(1,898)

Depreciation and amortization	527	211	—	738	—	738

As of and for the Six Months ended June 30, 2001 Net sales	$39,120	$12,766	$1,796	$53,682	$6,181	$59,863

Operating profit (loss)	3,977	448	(793)	3,632	(6,484)	(2,852)

Depreciation and amortization	1,172	277	(22)	1,427	—	1,427

Capital expenditures	3,276	78	—	3,354	—	3,354

Segment assets	70,002	16,738	2,727	89,467	—	89,467

As of and for the Six Months ended June 30, 2000 Net sales	$37,033	$13,437	$226	$50,696	$6,763	$57,459

Operating profit (loss)	2,653	(1,513)	(301)	839	(6,026)	(5,187)

Depreciation and amortization	1,007	392	—	1,399	—	1,399

Capital expenditures	2,129	138	—	2,267	—	2,267

Segment assets	69,289	17,028	910	87,227	—	87,227

(9) Restructuring Charges and Related Accruals

     At December 31, 2000, restructuring liabilities of approximately $0.5 million were reflected on the Company’s consolidated balance sheet. During the three and six months ended June 30, payments of approximately $0.1 million and $0.3 million have been charged against this accrual, respectively. As of June 30, 2001, the remaining restructuring liability was $0.2 million.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$3,064	$561

Receivables, less allowances for doubtful accounts of $2,252 in 2001 and $2,117 in 2000	31,807	26,712

Inventories	21,625	25,149

Receivables from affiliates	5,293	4,679

Prepaid income taxes	—	1,846

Prepaid expenses	2,291	1,948

Value-added tax receivables	702	5,146

Total current assets	64,782	66,041

Property and equipment, net	32,079	30,402

Other assets:

Goodwill, net of accumulated amortization of $2,750 in 2001 and $2,154 in 2000	33,238	31,550

Trademarks, net of accumulated amortization of $3,345 in 2001 and $2,475 in 2000	51,707	49,082

Deferred financing fees, net of accumulated amortization of $2,687 in 2001 and $2,127 in 2000	1,701	1,983

Other	1,687	2,707

Total	$185,194	$181,765

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term debt, including current portion of long-term debt	$4,160	$2,346

Accounts payable	14,074	20,266

Accrued liabilities	25,799	20,735

Income taxes payable	685	—

Payables to affiliates	12,574	2,140

Deferred income taxes	5,357	5,048

Total current liabilities	62,649	50,535

Long-term debt	37,342	35,572

Deferred income taxes	16,876	15,809

Notes payable to affiliates	—	20,093

Total liabilities	116,867	122,009

Commitments and contingencies	—	—

Stockholders’ equity:

Series B common stock, no par value; authorized, issued and outstanding, 151 shares in 2001 and 2000	—	—

Additional paid-in capital	34,184	34,184

Retained earnings	33,626	27,030

Accumulated other comprehensive (loss) income	517	(1,458)

Total stockholders’ equity	68,327	59,756

Total	$185,194	$181,765

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net sales	$66,954	$50,191	$126,290	$97,952

Cost of sales	18,285	12,908	34,242	25,025

Gross profit	48,669	37,283	92,048	72,927

Selling, general and administrative expenses	30,792	22,894	57,515	44,118

Management fee expense from affiliates	2,197	1,600	4,437	3,345

Income from operations	15,680	12,789	30,096	25,464

Other income (expense):

Royalty expense to affiliates, net	(5,281)	(3,449)	(9,973)	(6,732)

Exchange loss, net	(4,084)	(1,673)	(6,242)	(5,269)

Interest, net	(1,541)	(2,055)	(3,224)	(4,233)

Other, net	(95)	706	(89)	1,246

Income before income taxes, extraordinary item and cumulative	4,679	6,318	10,568	10,476

effect of accounting change

Income tax expense	1,835	2,552	4,098	4,498

Income before extraordinary item and cumulative effect of accounting change	2,844	3,766	6,470	5,978

Extraordinary loss on early extinguishment of debt, net of income tax benefit of $75	—	—	—	110

Income before cumulative effect of accounting change	2,844	3,766	6,470	5,868

Cumulative effect of accounting change, net of income tax expense of $82	—	—	126	—

Net income	$2,844	$3,766	$6,596	$5,868

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2001	2000

Cash flows from operating activities:

Net income	$6,596	$5,868

Extraordinary loss on early extinguishment of debt, net of taxes	—	110

Cumulative effect of accounting change	(126)	—

Income before extraordinary item and cumulative effect of	6,470	5,978

accounting change

Adjustments to reconcile income before extraordinary item and cumulative effect of accounting change to net cash provided by operating activities:

Depreciation and amortization	2,227	2,090

Amortization of deferred financing fees	399	400

Unrealized foreign exchange and derivative losses	2,299	2,985

Deferred realized derivative losses	(550)	—

Changes in operating assets and liabilities:

Receivables, net	(3,257)	(1,882)

Inventories	5,185	(5,402)

Prepaid expenses and other current assets	(210)	169

Value-added tax receivables	4,753	250

Intercompany receivables and payables	11,081	5,910

Other assets	1,193	(805)

Accounts payable and accrued liabilities	(13,109)	(1,477)

Income taxes payable/prepaid	4,064	6,912

Net cash provided by operating activities	20,545	15,128

Cash flows from investing activities:

Proceeds from sale of property and equipment	—	31

Purchases of property and equipment	(935)	(262)

Net cash used in investing activities	(935)	(231)

Cash flows from financing activities:

Repurchase of subordinated notes	—	(4,239)

Repayments under term loan facility	(1,000)	(750)

Net borrowings (repayments) under revolving credit facility	2,000	(500)

Net proceeds from bank debt	2,584	2,965

Transactions with affiliates	(21,276)	(12,638)

Net cash used in financing activities	(17,692)	(15,162)

Effect of exchange rate changes on cash	585	262

Net increase (decrease) in cash and cash equivalents	2,503	(3)

Cash and cash equivalents at beginning of period	561	3

Cash and cash equivalents at end of period	$3,064	$—

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     Jafra Cosmetics International, S.A. de C.V., a sociedad anomina de capital variable organized under the laws of the United Mexican States (“Jafra S.A.”) is an indirect wholly owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (the “Parent”). Jafra S.A., its subsidiaries, and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. (“CD&R”) to acquire (the “Acquisition”) the worldwide Jafra Cosmetics business (the ''Jafra Business’’) of The Gillette Company (''Gillette’’).

     The accompanying unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2001 and 2000 reflect the operations of Jafra S.A. and its subsidiaries (collectively, the “Company”) and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly Jafra S.A.’s consolidated financial statements as of June 30, 2001 and for all the interim periods presented. All significant intercompany accounts and transactions between entities comprising the Company have been eliminated in consolidation.

     In connection with the Acquisition, Jafra S.A. and an affiliated company, JCI (the indirect, wholly owned United States subsidiary of the Parent) issued $100 million aggregate principal amount of 11.75% Subordinated Notes due 2008 (the “Notes”). The Notes represent several obligations of Jafra S.A. and JCI, with each participating on a pro rata basis upon redemption. Jafra S.A. and JCI have fully and unconditionally guaranteed the obligations of the other under the Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. As the cross-guarantee of Jafra S.A. and JCI is subject to a 30-day standstill period, the Parent is filing these separate financial statements of Jafra S.A. in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

     The functional currency for the Company is the Mexican peso. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive income.

     In the fourth quarter of 2000, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs”, which requires that amounts billed to customers for shipping and handling fees be classified as revenues. Reclassifications have been made to year 2000 amounts to reflect shipping and handling fees, previously reported as reductions to selling, general, and administrative expenses, in net sales in the accompanying consolidated statements of operations. The total amounts that have been reclassified as net sales are $1,243,000 and $2,408,000 for the three and six months ended June 30, 2000, respectively. Shipping and handling costs are included in selling, general and administrative expenses.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities. In connection with the adoption of SFAS 133, at January 1, 2001, the Company recorded a net gain of $126,000 (net of a tax effect of $82,000) as a cumulative transition adjustment to earnings. This adjustment relates to derivatives not designated as hedges prior to adoption of SFAS 133, and represents the difference between the carrying value and the fair value of such instruments at January 1, 2001 (See Note 8).

     On June 29, 2001, the FASB voted to approve two new statements which were issued in July 2001: SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets acquired, other than goodwill, will be amortized over their estimated useful economic life. SFAS No. 142 requires that goodwill not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company is evaluating the

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

(2) Inventories

     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2001	2000

Raw materials and supplies	$7,031	$6,443

Finished goods	14,594	18,706

Total inventories	$21,625	$25,149

(3) Property and Equipment

     Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2001	2000

Land	$11,784	$11,036

Buildings	11,843	11,091

Machinery and equipment	13,671	12,146

	37,298	34,273

Less accumulated depreciation	5,219	3,871

Property and equipment, net	$32,079	$30,402

(4) Debt

     During the six months ended June 30, 2000, Jafra S.A. repurchased and retired a portion of the 11.75% Subordinated Notes due 2008 (the “Notes”) with a par value of $4,300,000. In connection with the repurchase of the Notes, the related portion of the unamortized deferred financing costs of $274,000 was written off and included in the determination of the extraordinary loss on early extinguishment of debt. The repurchase of the Notes resulted in an extraordinary loss of $110,000, which is net of an income tax benefit of $75,000.

     During the six months ended June 30, 2001, Jafra S. A. entered into an unsecured bank loan agreement and borrowed the peso equivalent of $1,744,000 at a weighted average annual interest rate of 19.0%. Principal and interest payments are due monthly through June 29, 2004. As of June 30, 2001, $581,000 of this loan is classified as short-term debt in the accompanying consolidated balance sheet and the remainder is classified as long-term debt.

     In June 2001, Jafra S.A. entered into a short-term note and borrowed the peso equivalent of $1,329,000 at an annual interest rate of 14.2%. As of June 30, 2001, the entire principal of this note is classified as short-term debt.

(5) Income Taxes

     The actual income tax rate differs from the “expected” income tax rate (computed by applying the Mexican federal corporate rate of 35% to income before income taxes) for the three and six months ended June 30, 2001 principally as a result of certain inflation-related income tax adjustments.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) Comprehensive Income

     Comprehensive income is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income	$2,844	$3,766	$6,596	$5,868

Unrealized and deferred realized losses on derivatives	(2,830)	—	(3,719)	—

Tax benefit on unrealized and deferred realized losses on derivatives	1,109	—	1,442	—

Foreign currency translation adjustment	3,301	(3,442)	4,252	(2,136)

Comprehensive income	$4,424	$324	$8,571	$3,732

(7) Related Party Transactions

     The Company manufactures and distributes color cosmetics and fragrance products to other affiliates of the Parent (“Affiliates”). Sales to Affiliates, primarily in the United States and Germany, were $3,288,000 and $6,021,000 for the three and six months ended June 30, 2001, respectively, and $2,206,000 and $4,406,000 for the three and six months ended June 30, 2000, respectively. These sales were made at cost plus a markup ranging from 0 to 11%.

     In addition, the Company is provided with certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions from JCI. The cost of these services is included in management fee expense from Affiliate in the accompanying consolidated statements of operations. JCI charges out a portion of these management expenses to its Affiliates based upon charges identified to specific Affiliates and a formula using the percentage of revenues of each Affiliate to the total consolidated revenues of the Parent. JCI believes the amounts and methods of allocations are reasonable and approximate the cost of the actual services provided. The management fee expense charged by JCI to the Company was $2,197,000 and $4,437,000 for the three and six months ended June 30, 2001, respectively, and $1,600,000 and $3,345,000 for the three and six months ended June 30, 2000, respectively.

     Beginning in 2000, Jafra S.A. charged JCI a royalty for the right to use the Jafra trademark in the United States and Europe. The total royalty income charged by Jafra S.A. to JCI and Jafra Germany was $449,000 and $851,000 for the three and six months ended June 30, 2001, respectively, and $290,000 and $559,000 for the three and six months ended June 30, 2000, respectively, and is offset against royalty expense to Affiliates in the accompanying consolidated statements of operations.

     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra S.A. for the use of the Jafra Way were $5,730,000 and $10,824,000 for the three and six months ended June 30, 2001, respectively, and $3,739,000 and $7,291,000 for the three and six months ended June 30, 2000, respectively, and are based upon a percentage of Jafra S.A.’s sales.

     The Company has obtained loans from certain Affiliates at annual interest rates ranging from 6% to 9%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes payable to Affiliates at December 31, 2000 consists primarily of amounts owed by Jafra S.A. as a result of Jafra S.A.’s purchase of the U.S. and German trademarks from JCI in December 1999, and amounts billed to Jafra S.A. in connection with the Jafra Way royalty. Net interest expense to Affiliates, primarily JCI, was $47,000 and $257,000 for the three and six months ended June 30, 2001, respectively, and $555,000 and $1,153,000 for the three and six months ended June 30, 2000, respectively.

(8) Foreign Currency Forward Contracts

     The Company is exposed to currency risk relating to its forecasted U.S. dollar denominated expenditures. As part of the Parent’s overall strategy to reduce the risk of adverse exchange rate fluctuations in Mexico, the Company enters into foreign currency exchange contracts (“forward contracts”). The Company places forward

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

contracts based on its forecasted U.S. dollar cash outflows over a rolling 12 month period and does not hedge transactions that are not included in the 12 month forecast on the date the forward contract is initiated. As a matter of policy, the Company does not hold or issue forward contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features.

     The forward contracts utilized by the Company did not qualify for hedge accounting under the applicable accounting standards prior to adoption of SFAS 133, and accordingly such instruments were marked-to-market with gains and losses included as a component of exchange loss in the statements of operations for the three and six months ended June 30, 2000. Under SFAS 133, such mark-to-market accounting treatment continues to be applied to certain of the Company’s forward contracts. However, under SFAS 133, the Company’s use of forward contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from such derivative instruments arising subsequent to January 1, 2001 are deferred as a separate component of other comprehensive income, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts with the corresponding gains and losses generated by the underlying hedged transactions.

     The Company currently designates certain of its forward contracts as cash flow hedges of forecasted U.S. dollar denominated inventory purchases, forecasted U.S. dollar denominated intercompany charges from JCI, forecasted management fee charges from JCI and U.S. dollar denominated interest payments. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are deferred as a component of other comprehensive income. Such amounts will be reclassified from other comprehensive income into net income when the underlying hedged exposure is recognized in income. For U.S. dollar denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges and interest, this will occur at the date such charges are recorded by the Company.

     During the three months ended June 30, 2000, the Company recognized gains on forward contracts of approximately $3,400,000 and for the six months ended June 30, 2000, the Company recognized losses on forward contracts of approximately $2,100,000 as a component of exchange loss in the accompanying consolidated statement of operations. During the three and six months ended June 30, 2001, the Company recognized approximately $6,200,000 and $9,600,000 of losses as a component of exchange loss on forward contracts that did not qualify for hedge accounting under SFAS 133. Additionally, during the six months ended June 30, 2001, the Company deferred $4,027,000 of unrealized losses on forward contracts that qualify for hedge accounting under SFAS 133. Of this amount, $308,000 was reclassified to earnings upon recognition of the underlying hedged exposure prior to June 30, 2001. The Company expects that substantially all of the remaining $3,719,000 deferred as a component of other comprehensive income at June 30, 2001 will be reclassified into net income within the next twelve months.

     During the three and six months ended June 30, 2001, the ineffectiveness generated by the Company’s forward contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing difference between the original and current forecasts, and accordingly $500,000 million of losses were reclassified into earnings.

     The outstanding foreign currency forward contracts at June 30, 2001 had a notional value of $93,742,000 and mature at various dates extending to June 2002. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The table below describes the forward contracts that were outstanding at June 30, 2001 (in thousands):

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

			Weighted
	Forward		Average
	Position in	Maturity	Contract	Fair
Foreign Currency	US Dollars(1)	Date	Rate	Value(1)

Buy US Dollar/sell Mexican Peso	$9,154	7/31/01	10.38	$7,861

Buy US Dollar/sell Mexican Peso	11,816	8/31/01	10.32	10,326

Buy US Dollar/sell Mexican Peso	12,125	9/28/01	10.39	10,600

Buy US Dollar/sell Mexican Peso	2,336	10/30/01	10.70	1,987

Buy US Dollar/sell Mexican Peso	10,275	10/31/01	10.71	8,737

Buy US Dollar/sell Mexican Peso	6,806	11/30/01	10.24	6,175

Buy US Dollar/sell Mexican Peso	4,110	12/27/01	10.71	3,565

Buy US Dollar/sell Mexican Peso	3,761	12/31/01	10.90	3,188

Buy US Dollar/sell Mexican Peso	7,643	1/31/02	10.30	7,011

Buy US Dollar/sell Mexican Peso	4,989	2/28/02	10.38	4,576

Buy US Dollar/sell Mexican Peso	9,023	3/27/02	10.46	8,278

Buy US Dollar/sell Mexican Peso	4,764	4/30/02	10.29	4,494

Buy US Dollar/sell Mexican Peso	4,114	5/31/02	9.97	4,035

Buy US Dollar/sell Mexican Peso	2,826	6/28/02	9.91	2,806

	$93,742			$83,639

(1)	The “Forward Position” in US dollars and the “Fair Value” presented above represent notional amounts. The net of these two amounts, an unrealized loss of $10,103,000 at June 30, 2001, represents the fair value of the forward contracts, and has been recorded in accrued liabilities in the accompanying consolidated balance sheet as of June 30, 2001.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the accompanying unaudited interim consolidated financial statements and notes thereto and with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2000, included in the Company’s Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for future periods.

Results of Operations

     The following table represents selected components of the Company’s results of operations, in millions of dollars and as percentages of net sales. The table reflects the operations of the Company for the three and six months ended June 30, 2001 and 2000.

	Three Months Ended June 30,				Six Months Ended June 30,

	2001		2000 (1)		2001		2000 (1)

Net sales	$96.7	100.0%	$79.4	100.0%	$183.6	100.0%	$153.4	100.0%

Cost of sales	22.3	23.1	17.9	22.5	42.6	23.2	34.2	22.3

Gross profit	74.4	76.9	61.5	77.5	141.0	76.8	119.2	77.7

Selling, general and administrative expenses	61.3	63.4	50.9	64.1	116.7	63.6	100.4	65.4

Restructuring charges	—	—	1.1	1.4	—	—	1.1	0.7

Income from operations	13.1	13.5	9.5	12.0	24.3	13.2	17.7	11.6

Exchange loss	(4.5)	(4.7)	(1.7)	(2.1)	(6.7)	(3.6)	(5.3)	(3.5)

Interest, net	(3.4)	(3.5)	(4.0)	(5.0)	(6.9)	(3.8)	(8.0)	(5.2)

Other (expense) income, net	(0.1)	(0.1)	0.5	0.6	(0.2)	(0.1)	1.2	0.8

Income before income taxes, extraordinary item and cumulative effect of accounting change	5.1	5.2	4.3	5.5	10.5	5.7	5.6	3.7

Income tax expense	3.1	3.2	3.3	4.2	6.1	3.3	5.3	3.5

Income before extraordinary item and cumulative effect of accounting change	2.0	2.0	1.0	1.3	4.4	2.4	0.3	0.2

Extraordinary loss on early extinguishment of debt, net of income tax benefit of $0.2	—	—	—	—	—	—	0.3	0.2

Income before cumulative effect of accounting change	2.0	2.0	1.0	1.3	4.4	2.4	0.0	0.0

Cumulative effect of accounting change, net of income tax expense of $0.1	—	—	—	—	0.1	—	—	—

Net income	$2.0	2.0%	$1.0	1.3%	$4.5	2.4%	$0.0	0.0%

(1)	In the fourth quarter of 2000, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs,” which requires that amounts billed to customers for shipping and handling fees be classified as revenues. Reclassifications have been made to year 2000 amounts to reflect shipping and handling fees, previously reported as reductions to selling, general and administrative expenses, in net sales to conform to the current period presentation. Total amounts that have been reclassified are approximately $2.6 million and $4.9 million for the three and six months ended June 30, 2000. Shipping and handling costs are included in selling, general and administrative expenses.

Three months ended June 30, 2001 compared to the three months ended June 30, 2000

     Net sales. Net sales in the second quarter of 2001 increased to $96.7 million from $79.4 million in the second quarter of 2000, an increase of $17.3 million, or 21.8%. Net sales in local currencies in the second quarter of 2001 increased by 21.3% over the comparable prior year period. The sales increase in U.S. dollars was higher than the increase measured in local currencies, primarily as a result of strengthening of average exchange rates of local currencies in Mexico during the second quarter of 2001 as compared to the second quarter of 2000. The Company’s average number of consultants (who perform the duties of sales representatives) worldwide for the second quarter increased to approximately 365,000 or 18.7% over the 2000 average, while the number of active consultants placing orders increased by 20.3% over the same period of 2000. In general, consultants are considered to be active if they place at least one order within four months.

     In Mexico, net sales in the second quarter of 2001 increased to $63.7 million from $48.0 million in the second quarter of 2000, an increase of $15.7 million, or 32.7%. Sales in Mexico in local currency increased by 29.1% over the comparable 2000 period. The quarter-to-quarter increase was due primarily to higher sponsoring (activation of new consultants), better retention of consultants and increased ordering activity achieved as a result of certain promotional activities implemented during the second quarter of 2001. In Mexico, the average number of consultants for the second quarter of 2001 increased to approximately 229,000, or by approximately 20.7%, and the number of active, ordering consultants increased by 25.7%, over the respective second quarter 2000 averages.

     In the U.S., net sales in the second quarter of 2001 increased to $20.8 million from $19.3 million in the second quarter of 2000, an increase of $1.5 million, or 7.8%. The increase was due to a combination of an increase in the average consultant base achieved by improved retention and increased ordering activity. The increased ordering activity was due to successful product launches of the Intensive Retinol Treatment and the initiation of consultant order placing and order paying via the Internet. In the U.S., the average number of consultants for the second quarter of 2001 increased to approximately 68,000, or by 3.8%, and the number of active, ordering consultants increased by 12.8%, over the respective second quarter 2000 averages. These increases were partially offset by a decrease in consultant productivity, as measured by lower average order value.

     In Europe, net sales decreased to $6.5 million in the second quarter of 2001 from $6.9 million in the second quarter of 2000, a decrease of $0.4 million, or 5.8%. The decrease is the result of a stronger U.S. dollar when measured with equivalent exchange rates. Excluding the exchange rate impact, net sales increased by $0.1 million or 1.5%. The average number of consultants for the second quarter of 2001 was unchanged from the comparable prior year period at 17,000.

     Gross profit. Consolidated gross profit in the second quarter of 2001 increased to $74.4 million from $61.5 million in the comparable prior year period, an increase of $12.9 million, or 21.0%. Gross profit as a percentage of sales (gross margin) decreased to 76.9% from 77.5%. The reduction in gross margin in the second quarter of 2001 was due primarily to a heavier mix of promotional products, as compared to regular (non-discounted) products.

     In Mexico, gross margin in the second quarter of 2001 decreased to 75.7% from 77.7% in the second quarter of 2000, due primarily to a heavier mix of lower-margin promotional products, including consultant kits and discounted products, which were offered to stimulate sponsoring and consultant activity. The impact of lower margin sales were partially offset by favorable purchase price variances due to the strengthening of the Mexican peso. In the United States, gross margin in the second quarter of 2001 decreased to 77.9% from 79.5% in the second quarter of 2000, due to a heavier mix of promotional products in the second quarter of 2001. In Europe, gross margin in the second quarter of 2001 increased to 82.7% from 78.5% in the second quarter of 2000, due primarily to a more favorable product mix and less aggressive promotional discounts.

     Selling, general and administrative expenses. SG&A expenses in the second quarter of 2001 increased to $61.3 million from $50.9 million in the second quarter of 2000, an increase of $10.4 million, or 20.4%. SG&A as a percentage of net sales decreased in the second quarter of 2001 to 63.4% from 64.1% for the same period in 2000, primarily due to a decrease, as a percentage of sales, in administrative costs, offset by the increase in sales and variable selling expenses.

     In Mexico, SG&A expenses in the second quarter of 2001 increased by $7.6 million, or 33.7%, from the second quarter of 2000. SG&A as a percentage of net sales in Mexico was 47.4% in the second quarter of 2001, compared to 47.1% in the second quarter of 2000. The increased SG&A expenses in Mexico related primarily to sales promotional expenses, commission expenses, freight and certain administration expenses. Promotion and commission expenses tend to increase proportionally with sales, however as a percentage of sales, sales promotion decreased due to reduced promotion expenses, while freight expenses increased proportionately more than sales during the second quarter of 2001, due to the shipment of promotion items which resulted in higher packaging costs and shipment of more small orders. Administrative costs increased due to increased headcount and other general expenses, including collection fees which are highly variable, to support the growing business.

     In the United States, SG&A expenses in the second quarter of 2001 increased by $0.2 million, or 1.8% from the second quarter of 2000. SG&A expenses as a percentage of net sales in the U.S. were 62.6% in the second quarter of 2001, compared to 66.2% for the second quarter of 2000. The increased SG&A expenses in the U.S. were primarily due to increased incremental variable costs related to increased sales, partially offset by decreases in administrative and certain sales promotion expenses. In Europe, SG&A expenses in the second quarter of 2001 decreased by $0.6 million, or 12.0%, from the second quarter of 2000. The decrease was primarily the result of administrative cost savings achieved from restructuring activities undertaken during the latter part of 2000.

     SG&A expenses in other selling markets (South America and Thailand) and at corporate headquarters in the second quarter of 2001 increased by $3.2 million, or 32.8%, primarily as a result of sales promotional and commission expenses in the Company’s growing South American markets.

     Exchange gain (loss). The Company’s foreign exchange loss was $4.5 million in the second quarter of 2001, compared to $1.7 million in the prior year, an increase of $2.8 million, or 164.7%. The Company’s foreign exchange gains and losses primarily result from its operations in Mexico. During the second quarter of 2001, the Company recognized $6.2 million of exchange losses on forward contracts, resulting from the strengthening of the Mexican peso against the U.S. dollar and exchange losses of $0.3 million on other foreign currency transactions. These exchange losses were partially offset by an unrealized exchange gain of $2.0 million on the remeasurement of U.S. dollar-denominated debt. During the second quarter of 2000, the Company recognized $3.4 million of exchange gains on forward contracts, resulting from the weakening of the Mexican peso against the U.S. dollar during the period. The exchange gains were offset by $0.4 million of exchange losses on other foreign currency transactions and an unrealized exchange loss of $4.7 million on the remeasurement of U.S. dollar-denominated debt. See “Recent Accounting Pronouncements” and Item 3, Quantitative and Qualitative Disclosures about Market Risk.

     Interest expense. Net interest expense (including amortization of deferred financing fees) in the second quarter of 2001 decreased to $3.4 million from $4.0 million in 2000, a decrease of $0.6 million, or 15.0%. The decrease was due to a combination of lower average balances on the term loan and revolving credit line, and lower interest rates on those borrowings. The lower interest rates in the second quarter of 2001 reflected both decreases in general market interest rates along with a 25 basis point reduction in borrowing costs achieved by the Company due to the attainment of specified leverage ratios as defined by the Company’s Senior Credit Agreement.

     Other income (expense). Other expense in the second quarter of 2001 was $0.1 million, compared to other income of $0.5 million in the second quarter of 2000, a change of $0.6 million. The other income in the second quarter of 2000 consisted primarily of $0.5 million related to a recovery of the effect of inflation upon a prior year tax receivable.

     Income tax expense. Income tax expense decreased to $3.1 million in the second quarter of 2001 from $3.3 million in the comparable 2000 period, a decrease of $0.2 million, or 6.1%. The Company’s effective income tax rate decreased to approximately 60.8%, compared to 76.7% for the comparable period of 2000. The decrease in the effective tax rate was driven in part by the U.S. subsidiary, as a result of, valuation allowances taken against certain foreign tax credits of the U.S. subsidiary in 2000, which were not deemed necessary in the second quarter of 2001. Additionally, valuation allowances were provided against net operating losses in South America in 2001 and 2000, and Europe in 2000.

     Net income. Net income was $2.0 million for the second quarter of 2001, a $1.0 million increase compared to a net income of $1.0 million in 2000. The increase was due to a 21.8% increase in net sales which resulted in a $12.9 million increase in gross profit, a $0.6 million reduction in interest expense, a $0.2 million reduction in income tax expense, the absence of a $1.1 million restructuring charge incurred in 2000, partially offset by a $10.4 million increase in SG&A expenses, a $2.8 million increase in exchange loss, and a $0.6 million negative fluctuation in other (expense) income.

Six months ended June 30, 2001 compared to the six months ended June 30, 2000

     Net sales. Net sales for the six months ended June 30, 2001 increased to $183.6 million from $153.4 million in the comparable prior year period, an increase of $30.2 million, or 19.7%. Net sales in local currencies for the six months ended June 30, 2001 increased by 20.7% over the comparable prior year period. The sales increase in local currencies was higher than the increase measured in U.S. dollars, primarily as a result of weaker average exchange rates of local currencies in South America and Europe during the first six months of 2001 as compared to the first six months of 2000. The Company’s average number of consultants worldwide for the six months ended June 30, 2001 increased to approximately 352,000 or 16.9% over the 2000 average, while the number of active consultants placing orders increased by 21.7% over the same period of 2000.

     In Mexico, net sales for the six months ended June 30, 2001 increased to $120.3 million from $93.5 million in the comparable prior year period, an increase of $26.8 million, or 28.7%. Sales in Mexico in local currency increased by 28.0% over the comparable 2000 period. The year-to-year increase was due primarily to higher sponsoring and increased ordering activity achieved as a result of certain promotional activities implemented during the first six months of 2001, and increased consultant productivity. In Mexico, the average number of consultants for the first six months of 2001 increased to approximately 220,000, or by 14.4%, and the number of active, ordering consultants increased by 23.3%, over the respective 2000 averages.

     In the U.S., net sales for the six months ended June 30, 2001 increased to $39.1 million from $37.0 million in the comparable prior year period, an increase of $2.1 million, or 5.7%. The year-to-year increase was due to a combination of increased ordering activity and an increase in the average consultant base achieved by improved retention. The increased ordering activity was due to successful product launches of the Intensive Retinol Treatment, Home Spa and Tropical Rhythm shades, and a new commission structure which was in effect for the entire first six months of 2001, but only four of the first six months of 2000. In the U.S., the average number of consultants for the six months ended June 30, 2001 increased to approximately 66,000, or 8.2%, and the number of active, ordering consultants increased by 19.7%, over the respective 2000 averages. These increases were partially offset by a decrease in consultant productivity, because the new commission structure resulted in lower average order sizes.

     In Europe, net sales decreased to $12.8 million for the six months ended June 30, 2001 from $13.5 million in the comparable prior year period, a decrease of $0.7 million, or 5.2%. The total decrease in sales is the result of a stronger U.S. dollar when measured with equivalent exchange rates. The average number of consultants for the six months ended June 30, 2001 was unchanged from the comparable prior year period at 17,000.

     Gross profit. Consolidated gross profit for the six months ended June 30, 2001 increased to $141.0 million from $119.2 million in the comparable prior year period, an increase of $21.8 million, or 18.3%. Gross profit as a percentage of sales (gross margin) decreased to 76.8% from 77.7%. The reduction in gross margin was due primarily to a heavier mix of promotional products, as compared to regular (non-discounted) products.

     In Mexico, gross margin for the six months ended June 30, 2001 increased to $91.2 million from $72.3 million in the comparable period of 2000, an increase of $18.9 million, or 26.1%. Gross margin decreased to 75.8% for the six months ended June 30, 2001 from 77.2% during the comparable prior year period, due primarily to a heavier mix of promotional products, including lower-margin promotional kits, which were offered to stimulate sponsoring activity.

     In the United States, gross margin for the six months ended June 30, 2001 decreased to 77.9% from 78.8% in the comparable period of 2000, due to a slightly heavier mix of promotional products in 2001. In Europe, gross margin for the six months ended June 30, 2001, increased to 82.2% from 78.4% in comparable prior year period, due primarily to better management of promotional kits, a more favorable product mix and less aggressive discounting.

     Selling, general and administrative expenses. SG&A expenses for the six months ended June 30, 2001 increased to $116.7 million from $100.4 million in the comparable period of the prior year, an increase of $16.3 million, or 16.2%. SG&A as a percentage of net sales for the six months ended June 30, 2001 decreased to 63.6% from 65.4% for the same period in 2000, primarily due to reduced promotional spending in the United States and administrative cost savings in the United States and Europe.

     In Mexico, SG&A expenses for the six months ended June 30, 2001 increased by $12.8 million, or 29.6%, from the comparable period in the prior year. SG&A as a percentage of net sales in Mexico was 46.8% for the six months ended June 30, 2001, compared to 46.4% for the six months ended June 30, 2000. The increased SG&A expenses in Mexico related primarily to sales promotion expenses and commission expenses, which tend to increase proportionally with sales and additional administrative costs to support the growing business. Variable freight expenses increased proportionately more than sales, during the six months ended June 30, 2001 due to a greater number of smaller shipments of certain promotional items and consultant kits.

     In the U.S., SG&A expenses for the six months ended June 30, 2001 decreased by $0.3 million, or 1.1% from the comparable period of the prior year. SG&A expenses, as a percentage of net sales, in the U.S. were 67.8% for the first six months of 2001, compared to 72.3% for the first six months of 2000. The reduced SG&A expenses in the U.S. were primarily due to changes in the scope of certain sales promotion events and administrative cost savings achieved during the six months ended June 30, 2001. Costs which tend to increase proportionally with sales remained relatively consistent as a percentage of sales. In Europe, SG&A expenses for the first six months of 2001 decreased by $1.3 million, or 11.5%, compared to the first six months of 2000. The decrease was primarily the result of administrative cost savings achieved from restructuring activities undertaken during the latter part of 2000.

     SG&A expenses in other selling markets (South America and Thailand) and at corporate headquarters for the six months ended June 30, 2001 increased by $5.1 million, or 26.9%, primarily as a result of sales promotion and commission expenses in the Company’s growing South American markets and increased corporate expenses.

     Exchange loss. The Company’s foreign exchange loss was $6.7 million for the six months ended June 30, 2001, compared to $5.3 million in the comparable period of the prior year, an increase of $1.4 million, or 26.4%. The Company’s foreign exchange gains and losses primarily result from its operations in Mexico. During the first six months of 2001, the Company recognized $9.6 million of exchange losses on certain forward contracts, resulting from the strengthening of the Mexican peso against the U.S. dollar, and exchange losses on other foreign currency transactions of $0.1 million. These exchange losses were partially offset by an unrealized exchange gain of $3.0 million on the remeasurement of U.S. dollar-denominated debt. For the six months ended June 30, 2000, the net loss on forward contracts was $2.1 million, the remeasurement of U.S. dollar-denominated debt resulted in an unrealized exchange loss of $2.5 million, and net realized losses on other foreign currency transactions were $0.7 million. See “Recent Accounting Pronouncements” and Item 3, Quantitative and Qualitative Disclosures about Market Risk.

     Interest expense. Net interest expense (including amortization of deferred financing fees) for the six months ended June 30, 2001 decreased to $6.9 million from $8.0 million in 2000, a decrease of $1.1 million, or 13.8%. The decrease was due to a combination of lower average balances on the term loan and revolving credit line, and lower interest rates on those borrowings. The lower interest rates for the six months ended June 30, 2001 reflected both decreases in general market interest rates along with a 25 basis point reduction in borrowing costs achieved by the Company due to the attainment of specified leverage ratios as defined by the Company’s credit agreement.

     Other income (expense). Other expense for the six months ended June 30, 2001 was $0.2 million, compared to other income of $1.2 million during the six months ended June 30, 2000, a change of $1.4 million. The other income during the six months ended June 30, 2000 consisted primarily of income related to a recovery of the effect of inflation on a prior year tax receivable.

     Income tax expense. Income tax expense increased to $6.1 million for the six months ended June 30, 2001 from $5.3 million in the comparable 2000 period, an increase of $0.8 million, or 15.1%. The increase is due to higher taxable income generated by the Company’s Mexican and United States subsidiaries in 2001 as compared to 2000. After taking into effect the tax impacts related to the cumulative effect of accounting change in 2001 and the extraordinary item in 2000, the Company’s effective income tax rate decreased to approximately 57%, compared to 101% for the comparable period of 2000. The decrease in the effective tax rate was driven in part by the U.S. subsidiary and Europe. In the United States, valuation allowances were provided for certain foreign tax credits in 2000, whereas no valuation allowances were deemed necessary in 2001. In Europe, net operating losses were recorded in 2000 and taxable income in 2001. The Company provided valuation allowances against the Europe net operating losses in 2000. For the six months ended June 30, 2001 and 2000, valuation allowances were provided against net operating losses in South America.

     Net income. Net income was $4.5 million for the six months ended June 30, 2001, a $4.5 million increase compared to the prior year. The change was due to a 19.7% increase in net sales which resulted in $21.8 million increase in gross profit, a $1.1 million reduction in interest expense, the absence of a $0.3 million extraordinary loss (net of income taxes) on early extinguishment of debt and $1.1 million of restructuring charges incurred in 2000, and income of $0.1 million (net of income taxes) from the cumulative effect of an accounting change, partially offset by a $16.3 million increase in SG&A expenses, $1.4 million increase in exchange loss, a $1.4 million negative fluctuation in other (expense) income, and a $0.8 million increase in income tax expenses.

Liquidity and Capital Resources

     The Company’s liquidity needs arise primarily from principal and interest payments under its 11.75% Subordinated Notes due 2008 (“Notes”), and the Senior Credit Agreement consisting of the Term Loan Facility and the Revolving Credit Facility. The Notes represent several obligations of Jafra Cosmetics International, Inc. (“JCI”) and Jafra Cosmetics International, S.A. de C.V. (“Jafra S.A.”) in the original amount of $60 million and $40 million (currently at $45.1 million and $30.1 million), respectively, with each participating on a pro rata basis upon redemption. The Notes mature in 2008 and bear a fixed interest rate of 11.75% payable semi-annually.

     Borrowings under the Senior Credit Agreement are payable in quarterly installments of principal and interest through April 30, 2004. Scheduled term loan principal payments under the Term Loan Facility will be approximately $4.5 million, $5.5 million, $6.5 million, and $2.5 million for each of the years from 2001 through 2004, respectively. Borrowings under the Revolving Credit Facility ($12.4 million as of June 30, 2001) mature on April 30, 2004. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 1.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 0.5%, plus an applicable margin not to exceed 0.625%). The interest rate in effect at June 30, 2001 was approximately 5.4% for the LIBOR-based borrowings, and the rate for the prime-based borrowings was approximately 7.4%. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra S. A. During the six months ended June 30, 2001, cash paid for interest was approximately $6.1 million.

     Both the indenture (the “Indenture”), dated as of April 30, 1998, under which the Notes were issued, and the Senior Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. The Indenture and the Senior Credit Agreement also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. The Company has two letters of credit outstanding as of June 30, 2001 under the Revolving Credit Facility, totaling $1.8 million. Additionally, Jafra S.A. has five letters of credit outstanding as of June 30, 2001 totaling $1.0 million.

     The Notes are unsecured and are generally non-callable for five years. Thereafter, the Notes will be callable at premiums declining to par in the eighth year. The Company may from time to time repurchase the Notes in the open market. The Company has obtained Consent and Waivers to the Senior Credit Agreement which allow the Company to repurchase the Notes in the open market, with the aggregate purchase price for all such Notes repurchased not to exceed $50.0 million. Aggregate repurchases as of June 30, 2001 were $24.8 million. The repurchased debt was replaced with debt under the Revolving Credit Facility, which currently has lower effective interest rates.

     During the six months ended June 30, 2001, Jafra S.A. repaid the balance remaining under a one-year term loan originally due on August 16, 2001, and entered into an unsecured bank loan agreement, borrowing the peso equivalent of $1,744,000 at a weighted average annual interest rate of 19.0%. Principal and interest payments are due monthly through June 29, 2004. As of June 30, 2001, $581,000 of this loan is classified as short-term debt in the accompanying consolidated balance sheet and the remainder is classified as long-term debt.

     In June 2001, Jafra S.A. entered into a short-term note and borrowed the peso equivalent of $1,329,000 at an annual interest rate of 14.2%. As of June 30, 2001, the entire principal of this note is classified as short-term debt in the accompanying consolidated balance sheet.

     The Company believes, but no assurance can be given, that its existing cash, cash flow from operations and availability under the Senior Credit Agreement will provide sufficient liquidity to meet the Company’s cash requirements and working capital needs over the next twelve months.

Cash Flows

     Net cash provided by operating activities was $8.5 million for the six months ended June 30, 2001, consisting of $10.9 million provided by net income plus depreciation, amortization, and other non-cash items included in net income, offset by $2.4 million used by changes in operating assets and liabilities. The significant elements of net cash used by changes in operating assets and liabilities during the six months ended June 30, 2001 were an increase of $4.4 million in accounts receivable and a reduction of $14.1 million in accounts payable and accrued liabilities, partially offset by a reduction in prepaid income taxes of $4.3 million, a reduction in inventories of $5.9 million, and a reduction in prepaid and other assets of $4.0 million.

     Net cash used in investing activities was $4.5 million for the six months ended June 30, 2001, of which $4.4 million was used for capital expenditures, consisting primarily of information system upgrades. Capital expenditures in 2001 are expected to be approximately $12.0 million.

     Net cash used in financing activities was $2.3 million for the six months ended June 30, 2001, and consisted of repayments of $2.3 million under the Term Loan Facility, net repayments under the Revolving Credit Facility of $2.1 million and $0.5 used in the net repurchase of common stock, partially offset by net proceeds from other bank debt of $2.6 million.

     The effect of exchange rate changes on cash was $0.3 million for the six months ended June 30, 2001 relating primarily to fluctuations in the exchange rates in Europe and Mexico.

Recent Accounting Pronouncements

     The Company is exposed to currency risk relating to its forecasted U.S. dollar denominated expenditures at Jafra S.A. As part of its overall strategy to reduce the risk of adverse exchange rate fluctuations in Mexico, the Company enters into foreign currency exchange contracts (“forward contracts”). The Company places forward contracts based on its forecasted U.S. dollar cash outflows from Jafra S.A. over a rolling 12 month period and does not hedge transactions that are not included in the 12 month forecast on the date the forward contract is initiated. As a matter of policy, the Company does not hold or issue forward contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features.

     The forward contracts utilized by the Company did not qualify for hedge accounting under the applicable accounting standards prior to adoption of SFAS 133, and accordingly such instruments were marked-to-market with gains and losses included as a component of exchange gain (loss) in the statements of operations for the six months ended June 30, 2000. Under SFAS 133, such mark-to-market accounting treatment continues to be applied to certain of the Company’s forward contracts. However, under SFAS 133, the Company’s use of forward contracts to hedge certain forecasted transactions qualifies for hedge accounting. Unrealized gains and losses from such derivative instruments arising subsequent to January 1, 2001 are deferred as a separate component of other comprehensive income, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts with the corresponding gains and losses generated by the underlying hedged transactions.

     The Company currently designates certain of its forward contracts as cash flow hedges of forecasted U.S. dollar denominated inventory purchases, U.S. dollar denominated intercompany charges from JCI to Jafra S.A., management charges from JCI to Jafra S.A. and U.S. dollar denominated interest payments. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are deferred as a component of other comprehensive income. Such amounts will be reclassified from other comprehensive income into net income when the underlying hedged exposure is recognized in income. For U.S. dollar denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges, this will occur at the date such charges are recorded by Jafra S.A. For intercompany charges and interest, this will occur at the date such charges are recorded by the Company.

     During the three months ended June 30, 2000, the Company recognized gains on forward contracts of approximately $3.4 million and for the six months ended June 30, 2000, the Company recognized losses on forward contracts of approximately $2.1 million as a component of exchange loss in the accompanying consolidated statement of operations. During the three and six months ended June 30, 2001, the Company recognized approximately $6.2 million and $9.6 million of losses as a component of exchange loss on forward contracts that did not qualify for hedge accounting under SFAS 133. Additionally, during the six months ended June 30, 2001, the Company deferred $4.0 million of unrealized losses on forward contracts that qualify for hedge accounting under SFAS 133. Of this amount, $0.3 million was reclassified to earnings upon recognition of the underlying hedged exposure prior to June 30, 2001. The Company expects that substantially all of the remaining $3.7 million deferred as a component of other comprehensive income at June 30, 2001 will be reclassified into net income within the next twelve months.

     During the three and six months ended June 30, 2001, the ineffectiveness generated by the Company’s forward contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly $0.5 million of losses were reclassified into earnings.

     On June 29, 2001, the FASB voted to approve two new statements which were issued in July 2001: SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets acquired, other than goodwill, will be amortized over their estimated useful economic life. SFAS No. 142 requires that goodwill not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

Foreign Operations

     Sales outside of the United States aggregated approximately 78.5% and 78.7% of the Company’s total net sales for the three and six months ended June 30, 2001, respectively, and 75.8% and 76.2% for the three and six months ended June 30, 2000, respectively. In addition, as of June 30, 2001, international subsidiaries comprised approximately 75.3% of the Company’s consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. In 2001, the Company entered into foreign currency forward contracts in Mexican pesos to reduce the effect of potentially adverse exchange rate fluctuations in Mexico.

     The Company’s subsidiary in Mexico, Jafra S.A., generated approximately 65.9% and 65.5% of the Company’s net sales for the three and six months ended June 30, 2001, compared to 60.4% and 61.0% for the comparable 2000 periods, substantially all of which were denominated in Mexican pesos. Jafra S.A. had $38.6 million of U.S. dollar-denominated third party debt. Gains and losses from remeasuring such debt to the U.S. dollar from the peso are included as a component of net income. Jafra S.A. recognized an unrealized gain of $2.0 million and $3.0 million on the remeasurement of this U.S. dollar-denominated and a net loss of $6.2 and $9.6 million on foreign currency forward contracts debt for the three and six months ended June 30, 2001, respectively.

European Economic and Monetary Union

     On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. The participating countries adopted the euro as their common legal currency on that day. The euro will trade on currency exchanges and be available for non-cash transactions during the transition period between January 1, 1999 and January 1, 2002. During this transition period, the existing currencies are scheduled to remain legal tender in the participating countries as denominations of the euro and public and private parties may pay for goods and services using either the euro or the participating countries’ existing currencies.

     During the transition period, the Company will continue to utilize the respective country’s existing currency as the functional currency. Use of the euro by the Company or its consultants is not expected to be significant and will be converted and recorded in the Company’s accounting records in the existing functional currency.

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

Business Trends and Initiatives

     The Company has experienced significant sales growth and an increased concentration of sales in Mexico over the last three years, due primarily to increases in the number of consultants. The Company’s Mexican subsidiary generated 65.5% of the Company’s consolidated net sales for six months ended June 30, 2001, compared to 62% for the full year in 2000. The year-to-year sales growth in Mexico for the six months ended June 30, 2001 was approximately 29% in U.S. dollars and 28% in local currency. Assuming a continued stable economic environment, the Company intends to continue to grow its revenues and consultant base in Mexico, but at rates in the range of 10-12% per year.

     The Company is employing a strategy to leverage diversification through growth in other markets besides Mexico. The U.S. subsidiary has created distinct business divisions to recognize the distinct elements of its General and Hispanic customer groups. Net sales in the U.S. for the six months ended June 30, 2001 increased 6% compared to the comparable period of the prior year. The U.S. plans to implement a number of strategies in the remainder of 2001 which, along with the initiation of doing business via e-commerce and an increased focus on sponsoring new consultants through enhanced training programs, are intended to stimulate sales growth in the high single digits over 2000 levels.

     Net sales in Europe have been on a downward trend for the last two years. European sales have declined from approximately 16% of the Company’s business in 1998 to 7% of the Company’s business in the six months ended June 30, 2001. In the first six months of 2001, excluding the impact of exchange rates, net sales remained relatively consistent compared to the first six months of 2000. While no assurance can be given, the Company expects to achieve approximately the same level of European sales in year 2001 as was achieved in 2000, but at higher operating profit as a result of the repositioning and restructuring activities undertaken during 2000.

     During the last two years, the Company has made significant investments in new markets in South America. Sales in U.S. dollars in the South American region grew by over 20% in 2000 and are up 12% in the six months ended June 30, 2001. In 2000, net sales generated by subsidiaries in the South American region were approximately 6% of consolidated sales, but the Company expects the region to contribute approximately 7% of consolidated sales for 2001.

     As a result of these differential growth rates, the Company expects, but no assurance can be given, that its percentage of net sales in Mexico and South America will increase slightly, and its percentage of net sales in Europe will decrease slightly for the near term.

     The Company has made plans to develop new business in 2001 through expansion into new markets, particularly Thailand, which was opened in 2000, and by utilizing the Internet and electronic commerce to increase its revenue base in existing markets.

Information Concerning Forward-Looking Statements

     Certain of the statements contained in this report (other than the Company’s consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in “—Liquidity and Capital Resources” concerning the Company’s belief that it will have sufficient liquidity to meet its cash requirements and working capital needs over the next twelve months; (ii) the statement in “—Cash Flows” that total capital expenditures in 2001 are expected to be approximately $12.0 million; (iii) the statements in “—European Economic and Monetary Union” concerning the Company’s expectations that (a) during the transition period, use of the euro by the Company or its consultants will not be significant; (b) it will complete the necessary modifications to achieve a euro-compliant system by the end of 2001 without incurring significant expenses, and (c) the introduction of the euro will not materially adversely affect its business, financial condition or results of operations; (iv) the statements in “—Business Trends and Initiatives” that (a) assuming a continued stable economic environment, the Company intends to continue to grow its revenues and consultant base in Mexico, but at rates in the range of 10–12% per year; (b) the Company’s expectation that U.S. sales growth will be in the high single digits in 2001; (c) the Company’s expectation that the level of sales in Europe for the year 2001 will be approximately the same as was achieved in 2000, but at higher operating profit; (d) the Company’s expectation that the percentage of net sales in South America will increase to approximately 7% of consolidated sales for 2001, and (e) the Company’s expectation that the percentage of net sales in Mexico and South America will increase slightly, and that its percentage of net sales in Europe will decrease slightly for the near term; and (v) other statements as to management’s or the Company’s expectations or beliefs presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Forward-looking statements are based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. The factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (including, without limitation, those discussed in “Business—Strategy,” “—International Operations,” “—Distribution,” “—Manufacturing,” “—Management Information Systems,” “—Environmental Matters,” “Properties,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Results of Operations,” “—Liquidity and Capital Resources,” “—Foreign Operations,” and “European Economic and Monetary Union”), or in other Securities and Exchange

Commission filings, could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

     While the Company periodically reassesses material trends and uncertainties affecting the Company’s results of operations and financial condition in connection with its preparation of management’s discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, the Company does not intend to review or revise any particular forward-looking statement referenced in this report in light of future events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks arising from transactions in the normal course of its business, and from debt incurred in connection with the Acquisition. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company’s credit standing. See disclosures under Item 7a, “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s annual report on Form 10-K for the year ended December 31, 2000. No significant changes have occurred during the second quarter of 2001 in relation to the interest rate risk or its credit standing.

Foreign Currency Risk

     The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. All intercompany product sales are denominated in U.S. dollars. In addition, 78.5% of the Company’s revenue for first six months of 2001 was generated in countries with a functional currency other than the U.S. dollar. As a result, the Company’s earnings and cash flows for the six months ended June 30, 2001 are exposed to fluctuations in foreign currency exchange rates.

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

     The outstanding foreign currency forward contracts at June 30, 2001 had a notional value of $93,742,000 and mature at various dates extending to June 2002. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The table below describes the forward contracts that were outstanding at June 30, 2001 (in thousands):

			Weighted
	Forward		Average
	Position in	Maturity	Contract	Fair
Foreign Currency	US Dollars(1)	Date	Rate	Value(1)

Buy US Dollar/sell Mexican Peso	$9,154	7/31/01	10.38	$7,861

Buy US Dollar/sell Mexican Peso	11,816	8/31/01	10.32	10,326

Buy US Dollar/sell Mexican Peso	12,125	9/28/01	10.39	10,600

Buy US Dollar/sell Mexican Peso	2,336	10/30/01	10.70	1,987

Buy US Dollar/sell Mexican Peso	10,275	10/31/01	10.71	8,737

Buy US Dollar/sell Mexican Peso	6,806	11/30/01	10.24	6,175

Buy US Dollar/sell Mexican Peso	4,110	12/27/01	10.71	3,565

Buy US Dollar/sell Mexican Peso	3,761	12/31/01	10.90	3,188

Buy US Dollar/sell Mexican Peso	7,643	1/31/02	10.30	7,011

Buy US Dollar/sell Mexican Peso	4,989	2/28/02	10.38	4,576

Buy US Dollar/sell Mexican Peso	9,023	3/27/02	10.46	8,278

Buy US Dollar/sell Mexican Peso	4,764	4/30/02	10.29	4,494

Buy US Dollar/sell Mexican Peso	4,114	5/31/02	9.97	4,035

Buy US Dollar/sell Mexican Peso	2,826	6/28/02	9.91	2,806

	$93,742			$83,639

(1)	The “Forward Position” in US dollars and the “Fair Value” presented above represent notional amounts. The net of these two amounts, an unrealized loss of $10,103,000 at June 30, 2001, represents the fair value of the forward contracts, and has been recorded in accrued liabilities in the accompanying consolidated balance sheet as of June 30, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See discussion under “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibit is filed herewith or incorporated by reference:

3.1	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the renaming of Qualifax, S.A. de C.V. as Serviday, S.A. de C.V.

(b)	Reports on Form 8-K

     During the quarter ended June 30, 2001, the Company filed no reports on Form 8-K.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDRJ Investments (Lux) S.A.

/s/ MICHAEL A. DIGREGORIO

Michael A. DiGregorio Senior Vice President and Chief Financial Officer of the Advisory Committee (Principal Financial Officer)

August 14, 2001

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the renaming of Qualifax, S.A. de C.V. as Serviday S.A. de C.V.