Form 10-Q
period 2001-09-30
CDRJ INVESTMENTS LUX S A
filed 2001-11-14
CIK 1068906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

     Common stock, par value $2.00 per share, outstanding at November 13, 2001 831,888 shares

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

Index to Financial Statements and Exhibits

Filed with the Quarterly Report of the Company on Form 10-Q

For the Three and Nine Months Ended September 30, 2001

\

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$6,485	$5,838
Receivables, less allowances for doubtful accounts of $4,430 in 2001 and $3,553 in 2000	47,606	35,919
Inventories	39,115	38,146
Prepaid income taxes	—	1,869
Prepaid expenses and other current assets (including value-added tax receivables of $1,466 in 2001 and $5,329 in 2000)	6,303	10,296

Total current assets	99,509	92,068
Property and equipment, net	54,685	51,448
Other assets:
Goodwill, net of accumulated amortization of $6,508 in 2001 and $5,114 in 2000	70,867	72,260
Trademarks, net of accumulated amortization of $4,877 in 2001 and $3,724 in 2000	48,975	49,375
Deferred financing fees and other, net of accumulated amortization of $5,137 in 2001 and $3,998 in 2000	9,795	11,793

Total	$283,831	$276,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$5,873	$4,846
Accounts payable	20,483	27,988
Accrued liabilities	37,476	34,223
Income taxes payable	4,377	426
Deferred income taxes	5,434	5,391

Total current liabilities	73,643	72,874
Long-term debt	101,345	104,180
Deferred income taxes	16,587	16,357
Other long-term liabilities	2,992	2,366

Total liabilities	194,567	195,777

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $2.00; authorized, 1,020,000 shares; issued, 834,767 shares and 834,609 shares; outstanding, 831,888 and 834,293 in 2001 and 2000, respectively	1,669	1,669
Additional paid-in capital	82,227	82,194
Retained earnings	12,878	2,942
Accumulated other comprehensive loss	(6,790)	(5,572)
Less treasury stock, at cost, 2,879 shares in 2001 and 316 shares in 2000	(720)	(66)

Total stockholders’ equity	89,264	81,167

Total	$283,831	$276,944

See accompanying notes to consolidated financial statements

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net sales	$93,141	$79,082	$276,717	$232,548
Cost of sales	20,194	17,741	62,824	51,954

Gross profit	72,947	61,341	213,893	180,594
Selling, general and administrative expenses	58,589	49,790	175,267	150,149
Restructuring and impairment charges	—	2,009	—	3,117

Income from operations	14,358	9,542	38,626	27,328
Other income (expense):
Exchange loss, net	(1,261)	(4,364)	(7,963)	(9,713)
Interest, net	(3,160)	(3,870)	(10,006)	(11,890)
Other, net	32	148	(198)	1,379

Income before income taxes, extraordinary item and cumulative effect of accounting change	9,969	1,456	20,459	7,104
Income tax expense	4,582	1,301	10,649	6,664

Income before extraordinary item and cumulative effect of accounting change	5,387	155	9,810	440
Extraordinary loss on early extinguishment of debt, net of income tax benefit of $195	—	—	—	315

Income before cumulative effect of accounting change	5,387	155	9,810	125
Cumulative effect of accounting change, net of income tax expense of $82	—	—	126	—

Net income	$5,387	$155	$9,936	$125

See accompanying notes to consolidated financial statements

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net income	$9,936	$125
Extraordinary loss on early extinguishment of debt, net of taxes	—	315
Cumulative effect of accounting change, net of taxes	(126)	—

Income before extraordinary item and cumulative effect of accounting change	9,810	440
Adjustments to reconcile income before extraordinary item and cumulative effect of accounting change to net cash provided by operating activities:
Depreciation and amortization	5,983	5,665
Amortization of deferred financing fees	1,073	1,076
Asset impairment charge	—	1,019
Unrealized foreign exchange and derivative losses	1,320	5,430
Deferred realized foreign exchange losses	(721)	—
Changes in operating assets and liabilities:
Receivables, net	(11,442)	(1,397)
Inventories	(594)	(14,099)
Prepaid expenses and other current assets	4,158	(996)
Other assets	1,067	(1,444)
Accounts payable and accrued liabilities	(6,748)	1,344
Income taxes payable/prepaid	6,428	15,745
Other long-term liabilities	626	470

Net cash provided by operating activities	10,960	13,253

Cash flows from investing activities:
Purchases of property and equipment	(6,463)	(4,742)
Other	(160)	(120)

Net cash used in investing activities	(6,623)	(4,862)

Cash flows from financing activities:
Repurchase of subordinated notes	—	(10,597)
Repayments under term loan facility	(3,375)	(2,625)
Net borrowings (repayments) under revolving credit facility	200	(1,500)
Net proceeds from bank debt	1,367	5,319
Issuance of common stock	33	821
Net repurchase of common stock	(654)	—

Net cash used in financing activities	(2,429)	(8,582)

Effect of exchange rate changes on cash	(1,261)	(7)

Net increase (decrease) in cash and cash equivalents	647	(198)
Cash and cash equivalents at beginning of period	5,838	4,906

Cash and cash equivalents at end of period	$6,485	$4,708

See accompanying notes to consolidated financial statements

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     The unaudited interim consolidated financial statements of CDRJ Investments (Lux) S.A. (the “Parent”) and subsidiaries (the “Company”) as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial statements as of September 30, 2001 and for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Parent, a Luxembourg société anonyme, Jafra Cosmetics International, Inc., a Delaware corporation (“JCI’’), Jafra Cosmetics International, S.A. de C.V., a sociedad anonima de capital variable organized under the laws of the United Mexican States (“Jafra S.A.’’) and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. (“CD&R’’) to acquire (the “Acquisition’’) the worldwide Jafra Cosmetics business (the “Jafra Business’’) of The Gillette Company (“Gillette’’). JCI and Jafra S.A. are indirect, wholly owned subsidiaries of the Parent. The Parent is a holding company that conducts all its operations through its subsidiaries. The Parent and its subsidiaries are collectively referred to as the “Company.”

     In the fourth quarter of 2000, the Company adopted the provisions of Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, which requires that amounts billed to customers for shipping and handling fees be classified as revenues. Reclassifications have been made to year 2000 amounts to reflect shipping and handling fees, previously reported as reductions to selling, general, and administrative expenses, in net sales in the accompanying consolidated statements of operations. The total amounts that have been reclassified as net sales are $2,513,000 and $7,400,000 for the three and nine months ended September 30, 2000, respectively. Shipping and handling costs are included in selling, general and administrative expenses.

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

     In July 2001, the Financial Accounting Standards Board (“FASB”) approved two new statements: SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations. During the nine months ended September 30, 2001, the Company recorded goodwill amortization expense of $1,449,000.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 retained substantially all of the requirements of SFAS 121 while resolving certain implementation issues and addresses the accounting for a segment of a business accounted for as a discontinued operation. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early application encouraged. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations. The Company does not plan to adopt the standard prior to December 15, 2001.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2) Inventories

     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2001	2000

Raw materials and supplies	$6,420	$6,751
Finished goods	32,695	31,395

Total inventories	$39,115	$38,146

(3) Property and Equipment

     Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2001	2000

Land	$17,388	$17,224
Buildings	17,965	17,089
Machinery and equipment	30,319	25,438

	65,672	59,751
Less accumulated depreciation	10,987	8,303

Property and equipment, net	$54,685	$51,448

(4) Debt

     During the nine months ended September 30, 2000, the Company repurchased and retired a portion of the 11.75% Subordinated Notes due 2008 (the “Notes”) of JCI and Jafra S.A., with a par value of $6,500,000 and $4,300,000, respectively. In connection with the repurchase of the Notes, the related portion of the unamortized deferred financing costs of $733,000 was written off and included in the determination of the extraordinary loss on early extinguishment of debt. The repurchase of the Notes resulted in an extraordinary loss of $315,000, which is net of an income tax benefit of $195,000.

     During the nine months ended September 30, 2001, Jafra S. A. entered into an unsecured bank loan agreement, borrowing the peso equivalent of $1,765,000 at a weighted average annual interest rate of 18.66%. Principal and interest payments are due monthly through September 26, 2004. As of September 30, 2001, $623,000 of this loan is classified as short-term debt and $1,090,000 of this loan is classified as long-term debt in the accompanying consolidated balance sheet.

(5) Income Taxes

     The actual income tax rate differs from the “expected” income tax rate (computed by applying the U.S. federal corporate rate of 35% to income before income taxes) for the three and nine months ended September 30, 2001 principally as a result of a (i) higher effective tax rate in the Mexico entity, Jafra S.A., due to certain inflation-related income tax adjustments, (ii) valuation allowances provided against certain operating losses in South America and Europe and (iii) state income taxes in the United States.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) Comprehensive Income (Loss)

     Comprehensive income (loss) is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income	$5,387	$155	$9,936	$125
Unrealized and deferred realized gains (losses) on derivatives	1,842	—	(1,877)	—
Tax (expense) benefit on unrealized and deferred realized losses on derivatives	(721)	—	721	—
Foreign currency translation adjustment	(2,819)	1,726	(62)	(677)

Comprehensive income (loss)	$3,689	$1,881	$8,718	$(552)

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

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

						Corporate,
	United			All	Total	Unallocated	Consolidated
	States	Mexico	Europe	Others	Segments	and Other	Total

	(in thousands)
For the Three Months ended September 30, 2001
Net sales	$18,915	$62,669	$5,736	$5,821	$93,141	$—	$93,141
Operating profit (loss)	2,852	17,924	(60)	(1,420)	19,296	(4,938)	14,358
Depreciation and amortization	759	1,127	25	128	2,039	11	2,050

For the Three Months ended September 30, 2000
Net sales	$17,259	$50,190	$6,056	$5,577	$79,082	$—	$79,082
Operating profit (loss)	2,989	15,945	(570)	(1,453)	16,911	(7,369)	9,542
Depreciation and amortization	509	1,077	343	83	2,012	7	2,019

As of and for the Nine Months ended September 30, 2001
Net sales	$58,035	$182,937	$18,537	$17,208	$276,717	$—	$276,717
Operating profit (loss)	6,829	52,977	389	(4,608)	55,587	(16,961)	38,626
Depreciation and amortization	1,931	3,354	308	276	5,869	114	5,983
Capital expenditures	4,060	2,039	200	164	6,463	—	6,463
Segment assets	70,490	181,885	18,118	14,312	284,805	(974)	283,831

As of and for the Nine Months ended September 30, 2000
Net sales	$54,292	$143,736	$19,594	$14,926	$232,548	$—	$232,548
Operating profit (loss)	5,642	45,266	(1,339)	(3,665)	45,904	(18,576)	27,328
Depreciation and amortization	1,516	3,167	748	223	5,654	11	5,665
Capital expenditures	2,903	819	56	964	4,742	—	4,742
Segment assets	68,941	183,938	16,221	13,159	282,259	(481)	281,778

(8) Restructuring Charges and Related Accruals

     At December 31, 2000, restructuring liabilities of approximately $700,000 were reflected on the Company’s consolidated balance sheet. During the three months ended September 30, 2001, nominal payments have been charged against this accrual and during the nine months ended September 30, 2001, payments of approximately $300,000 related to severance and $200,000 related to other restructuring items have been charged against this accrual. As of September 30, 2001, the remaining restructuring liability is approximately $200,000.

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

     The forward contracts utilized by the Company did not qualify for hedge accounting under the applicable accounting standards prior to adoption of SFAS 133, and accordingly such instruments were marked-to-market with gains and losses included as a component of exchange loss in the statements of operations for the three and nine months ended September 30, 2000. Under SFAS 133, such mark-to-market accounting treatment continues to be applied to certain of the Company’s forward contracts. However, under SFAS 133, the Company’s use of forward contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from such derivative instruments arising subsequent to January 1, 2001 are deferred as a separate component of other comprehensive income, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts with the corresponding gains and losses generated by the underlying hedged transactions.

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

     During the three and nine months ended September 30, 2000, the Company recognized losses on forward contracts of approximately $7,203,000 and $9,313,000, respectively, as a component of exchange loss in the accompanying consolidated statement of operations. During the three months ended September 30, 2001, the Company recognized approximately $1,544,000 of gains, and during the nine months ended September 30, 2001, the Company recognized approximately $8,070,000 of losses as a component of exchange loss on forward contracts that did not qualify for hedge accounting under SFAS 133. Additionally, during the nine months ended September 30, 2001, the Company deferred $2,598,000 of unrealized losses on forward contracts that qualify for hedge accounting under SFAS 133. Of this amount, approximately $721,000 was reclassified to earnings upon recognition of the underlying hedged exposure prior to September 30, 2001. The Company expects that substantially all of the remaining unrealized loss of $1,877,000 deferred as a component of other comprehensive income at September 30, 2001 will be reclassified into net income within the next twelve months.

     During the three and nine months ended September 30, 2001, the ineffectiveness generated by the Company’s forward contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly during the three months ended September 30, 2001, $75,000 of gains and during the nine months ended September 30, 2001, $382,000 of losses were reclassified into earnings.

     The outstanding foreign currency forward contracts at September 30, 2001 had a notional value of $87,036,000 and mature at various dates extending to August 2002. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The table below describes the forward contracts that were outstanding at September 30, 2001 (in thousands):

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

			Weighted
	Forward		Average
	Position in	Maturity	Contract	Fair
Foreign Currency	US Dollars(1)	Date	Rate	Value(1)

Buy US Dollar/sell Mexican Peso	$2,336	10/30/01	10.70	$2,064
Buy US Dollar/sell Mexican Peso	10,275	10/31/01	10.71	9,074
Buy US Dollar/sell Mexican Peso	6,806	11/30/01	10.24	6,394
Buy US Dollar/sell Mexican Peso	4,110	12/27/01	10.71	3,709
Buy US Dollar/sell Mexican Peso	3,761	12/31/01	10.90	3,321
Buy US Dollar/sell Mexican Peso	10,673	1/31/02	10.19	10,286
Buy US Dollar/sell Mexican Peso	6,995	2/28/02	10.26	6,748
Buy US Dollar/sell Mexican Peso	9,023	3/27/02	10.46	8,612
Buy US Dollar/sell Mexican Peso	8,310	4/30/02	10.23	8,189
Buy US Dollar/sell Mexican Peso	8,013	5/31/02	10.11	8,053
Buy US Dollar/sell Mexican Peso	8,037	6/28/02	9.95	8,259
Buy US Dollar/sell Mexican Peso	4,766	7/31/02	10.07	4,881
Buy US Dollar/sell Mexican Peso	3,931	8/30/02	10.17	4,019

	$87,036			$83,609

(1)	The “Forward Position” in US dollars and the “Fair Value” presented above represent notional amounts. The net of these two amounts, an unrealized loss of $3,427,000 at September 30, 2001, represents the fair value of the forward contracts, and has been recorded in accrued liabilities in the accompanying consolidated balance sheet as of September 30, 2001.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$2,819	$3,382
Receivables, less allowances for doubtful accounts of $513 in 2001 and $536 in 2000	7,816	6,730
Inventories	10,669	9,455
Receivables from affiliates	21,458	5,078
Prepaids and other current assets	1,698	2,398

Total current assets	44,460	27,043
Property and equipment, net	22,872	20,144
Other assets:
Goodwill, net of accumulated amortization of $3,580 in 2001 and $2,868 in 2000	38,600	39,542
Notes receivable from affiliates	10,194	27,182
Deferred financing fees, net of accumulated amortization of $2,342 in 2001 and $1,871 in 2000	3,161	3,632
Other	3,558	3,599

Total	$122,845	$121,142

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$2,875	$2,500
Accounts payable	5,477	6,552
Accrued liabilities	14,988	11,988
Income taxes payable	1,432	393
Deferred income taxes	343	343
Payables to affiliates	2,929	2,305

Total current liabilities	28,044	24,081
Long-term debt	62,558	68,608
Deferred income taxes	548	548
Other long-term liabilities	2,993	2,367

Total liabilities	94,143	95,604

Commitments and contingencies	—	—
Stockholder’s equity:
Common stock, par value $.01; authorized, issued and outstanding, 1,000 shares in 2001 and 2000	—	—
Additional paid-in capital	39,649	39,649
Retained deficit	(8,191)	(11,888)
Accumulated other comprehensive loss	(2,756)	(2,223)

Total stockholder’s equity	28,702	25,538

Total	$122,845	$121,142

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net sales	$29,877	$28,200	$89,740	$85,659
Cost of sales	9,441	9,256	26,800	26,532

Gross profit	20,436	18,944	62,940	59,127
Selling, general and administrative expenses	22,842	20,599	72,634	68,233
Management fee income from affiliates	(2,119)	(1,670)	(6,555)	(5,042)
Restructuring and impairment charges	—	1,719	—	2,827

Loss from operations	(287)	(1,704)	(3,139)	(6,891)
Other income (expense):
Royalty income from affiliates, net	5,230	3,652	15,203	10,384
Exchange gain (loss), net	140	(290)	137	(386)
Interest, net	(1,660)	(1,982)	(5,110)	(5,661)
Other, net	190	(39)	(224)	(71)

Income (loss) before income taxes and extraordinary item	3,613	(363)	6,867	(2,625)
Income tax expense	1,277	467	3,170	1,387

Income (loss) before extraordinary item	2,336	(830)	3,697	(4,012)
Extraordinary loss on early extinguishment of debt, net of income tax benefit of $120	—	—	—	205

Net income (loss)	$2,336	$(830)	$3,697	$(4,217)

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net income (loss)	$3,697	$(4,217)
Extraordinary loss on early extinguishment of debt, net of taxes	—	205

Income (loss) before extraordinary item	3,697	(4,012)
Adjustments to reconcile income (loss) before extraordinary item to net cash used in operating activities:
Depreciation and amortization	2,265	2,260
Amortization of deferred financing fees	471	476
Asset impairment charge	—	969
Unrealized foreign exchange loss	20	400
Changes in operating assets and liabilities:
Receivables, net	(1,086)	3,056
Inventories	(1,214)	(1,746)
Prepaid expenses and other current assets	700	(969)
Intercompany receivables and payables	(15,756)	(8,892)
Other assets	168	(264)
Accounts payable and accrued liabilities	1,925	(900)
Income taxes payable	1,039	1,067
Other long-term liabilities	626	(136)

Net cash used in operating activities	(7,145)	(8,691)

Cash flows from investing activities:
Purchases of property and equipment	(4,270)	(3,571)
Other	(160)	(136)

Net cash used in investing activities	(4,430)	(3,707)

Cash flows from financing activities:
Repurchase of subordinated notes	—	(6,358)
Repayments under term loan facility	(1,875)	(1,500)
Net repayments under revolving credit facility	(3,800)	(1,000)
Net transactions with affiliates	16,988	19,832

Net cash provided by financing activities	11,313	10,974

Effect of exchange rate changes on cash	(301)	1,243

Net decrease in cash and cash equivalents	(563)	(181)
Cash and cash equivalents at beginning of period	3,382	3,026

Cash and cash equivalents at end of period	$2,819	$2,845

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     Jafra Cosmetics International, Inc., a Delaware corporation (“JCI”) is an indirect wholly owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (the “Parent”). JCI, its subsidiaries, and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. (“CD&R”) to acquire (the “Acquisition”) the worldwide Jafra Cosmetics business (the “Jafra Business”) of The Gillette Company (“Gillette”). JCI and its subsidiaries (collectively, the “Company”) have operations in the United States, Austria, Germany, Italy, the Netherlands, Switzerland, the Dominican Republic and Thailand.

     The accompanying unaudited interim consolidated financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 reflect the operations of the Company and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly JCI’s consolidated financial statements as of September 30, 2001 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising the Company have been eliminated in consolidation.

     In connection with the Acquisition, JCI and an affiliated company, Jafra S.A. (the indirect, wholly owned Mexican subsidiary of the Parent) issued $100 million aggregate principal amount of 11.75% Subordinated Notes due 2008 (the “Notes”). The Notes represent several obligations of JCI and Jafra S.A., with each participating on a pro rata basis upon redemption. JCI and Jafra S.A. have fully and unconditionally guaranteed the obligations of the other under the Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. As the cross-guarantee of JCI and Jafra S.A. is subject to a 30-day standstill period, the Parent is filing these separate financial statements of JCI in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

     The functional currency of certain of the Company’s subsidiaries consists of currencies other than the U.S. dollar. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive income (loss).

     In the fourth quarter of 2000, the Company adopted the provisions of Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, which requires that amounts billed to customers for shipping and handling fees be classified as revenues. Reclassifications have been made to year 2000 amounts to reflect shipping and handling fees, previously reported as reductions to selling, general, and administrative expenses, in net sales in the accompanying consolidated statements of operations. The total amount that has been reclassified as net sales is $1,168,000 and $3,514,000 for the three and nine months ended September 30, 2000, respectively. Shipping and handling costs are included in selling, general and administrative expenses.

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

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued two new statements: SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations. During the nine months ended September 30, 2001, the Company recorded goodwill amortization expense of $631,000.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 retained substantially all of the requirements of SFAS 121 while resolving certain implementation issues and addresses the accounting for a segment of a business accounted for as a discontinued operation. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early application encouraged. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations. The Company does not plan to adopt the standard prior to December 15, 2001.

(2) Inventories

     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2001	2000

Raw materials and supplies	$—	$44
Finished goods	10,669	9,411

Total inventories	$10,669	$9,455

(3) Property and Equipment

     Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2001	2000

Land	$6,188	$6,188
Buildings	6,709	5,998
Machinery and equipment	15,703	11,997

	28,600	24,183
Less accumulated depreciation	5,728	4,039

Property and equipment, net	$22,872	$20,144

(4) Debt

     During the nine months ended September 30, 2000, JCI repurchased and retired a portion of the 11.75% Subordinated Notes due 2008 (the “Notes”) with a par value of $6,500,000. In connection with the repurchase of the Notes, the related portion of the unamortized deferred financing costs of $459,000 was written off and included in the determination of the extraordinary loss on early extinguishment of debt. The repurchase of the Notes resulted in an extraordinary loss of $205,000, which is net of an income tax benefit of $120,000.

(5) Income Taxes

     The actual income tax rate differs from the “expected” income tax rate (computed by applying the U.S. federal corporate rate of 35% to income before income taxes) for the three and nine months ended September 30, 2001 principally as a result of valuation allowances provided against certain operating losses in Europe and state income taxes in the United States.

(6) Comprehensive Income (Loss)

     Comprehensive income (loss) is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income (loss)	$2,336	$(830)	$3,697	$(4,217)
Foreign currency translation adjustment	812	(529)	(533)	(493)

Comprehensive income (loss)	$3,148	$(1,359)	$3,164	$(4,710)

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) Related Party Transactions

     The Company distributes skin and body products to other affiliates of the Parent (“Affiliates”). Sales to Affiliates, primarily in Mexico and South America, were $4,097,000 and $10,278,000 for the three and nine months ended September 30, 2001, respectively, and $4,399,000 and $11,162,000 for the three and nine months ended September 30, 2000, respectively. These sales were made at cost plus a markup ranging from 0 to 11%.

     In addition, the Company provides certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions to Affiliates. The cost of these services is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company charges out a portion of these management expenses to its Affiliates based upon charges identified to specific Affiliates and a formula using the percentage of revenues of each Affiliate to the total consolidated revenues of the Parent. The Company believes the amounts and methods of allocation are reasonable and approximate the cost of the actual services provided. The management fee income, which consists of amounts billed to Affiliates in Mexico and South America, was $2,119,000 and $6,555,000 for the three and nine months ended September 30, 2001, respectively, and $1,670,000 and $5,042,000 for the three and nine months ended September 30, 2000, respectively.

     The Company is charged a royalty by Jafra S.A. for the right to use the Jafra trademark in the United States and Europe. The total royalty expense charged by Jafra S.A. to the Company was $410,000 and $1,261,000 for the three and nine months ended September 30, 2001, respectively and $261,000 and $820,000 for the three and nine months ended September 30, 2000, respectively, and is offset against royalty income from Affiliates in the accompanying consolidated statements of operations.

     The Company owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by the Company to Jafra S.A. were $5,640,000 and $16,464,000 for the three and nine months ended September 30, 2001, respectively, and $3,913,000 and $11,204,000 for the three and nine months ended September 30, 2000, respectively, and are based upon a percentage of Jafra S.A.’s sales.

     The Company has granted loans to certain Affiliates at annual interest rates ranging from 6% to 9%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes receivable from Affiliates at December 31, 2000 consists primarily of amounts receivable from Jafra S.A. as a result of Jafra S.A.’s purchase of U.S. and German trademarks from the Company in December 1999, and amounts billed to Jafra S.A. in connection with the Jafra Way royalty. At September 30, 2001, notes receivable from Affiliates consists primarily of loans the Company has made to indirect subsidiaries of the Parent to fund certain of the their operations in South America. Net interest income from Affiliates, primarily Jafra S.A., was $140,000 and $605,000 for the three and nine months ended September 30, 2001, respectively, and $482,000 and $1,761,000 for the three and nine months ended September 30, 2000, respectively.

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

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

sales (net sales and related gross profit) are excluded from the computation of segment operating income. Sales and gross profit related to Affiliates (primarily in Mexico and South America) is included in the following table under the caption “Corporate, Unallocated and Other”. Segment assets exclude notes and accounts receivable from Affiliates.

					Corporate,
	United		All	Total	Unallocated	Consolidated
	States	Europe(1)	Others	Segments	And Other	Total

	(in thousands)
For the Three Months ended September 30, 2001
Net sales	$18,915	$5,736	$1,129	$25,780	$4,097	$29,877
Operating profit (loss)	2,852	(60)	(54)	2,738	(3,025)	(287)
Depreciation and amortization	759	22	56	837	—	837

For the Three Months ended September 30, 2000
Net sales	$17,259	$6,021	521	$23,801	$4,399	$28,200
Operating profit (loss)	2,989	(436)	18	2,571	(4,275)	(1,704)
Depreciation and amortization	509	342	9	860	—	860

As of and for the Nine Months ended September 30, 2001
Net sales	$58,035	$18,503	$2,925	$79,463	$10,277	$89,740
Operating profit (loss)	6,829	479	(848)	6,460	(9,599)	(3,139)
Depreciation and amortization	1,931	300	34	2,265	—	2,265
Capital expenditures	4,060	200	10	4,270	—	4,270
Segment assets	70,490	17,830	2,873	91,193	31,652	122,845

As of and for the Nine Months ended September 30, 2000
Net sales	$54,292	$19,458	$747	$74,497	$11,162	$85,659
Operating profit (loss)	5,642	(841)	(283)	4,518	(11,409)	(6,891)
Depreciation and amortization	1,516	735	9	2,260	—	2,260
Capital expenditures	2,903	39	629	3,571	—	3,571
Segment assets	68,941	15,844	1,751	86,536	37,454	123,990

(1) excludes Poland, an indirect wholly owned subsidiary of the Parent, an affiliate of JCI.

(9) Restructuring Charges and Related Accruals

     At December 31, 2000, restructuring liabilities of approximately $500,000 were reflected on the Company’s consolidated balance sheet. During the three months ended September 30, 2001, nominal payments have been charged against this accrual and during the nine months ended September 30, 2001, payments of approximately $300,000, primarily related to severance, have been charged against this accrual. As of September 30, 2001, the remaining restructuring liability is approximately $200,000.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$1,979	$561
Receivables, less allowances for doubtful accounts of $2,481 in 2001 and $2,117 in 2000	36,714	26,712
Inventories	25,422	25,149
Receivables from affiliates	5,316	4,679
Prepaid income taxes	—	1,846
Prepaid expenses	2,018	1,948
Value-added tax receivables	1,352	5,146

Total current assets	72,801	66,041
Property and equipment, net	31,064	30,402
Other assets:
Goodwill, net of accumulated amortization of $2,828 in 2001 and $2,154 in 2000	31,376	31,550
Trademarks, net of accumulated amortization of $3,512 in 2001 and $2,475 in 2000	48,810	49,082
Deferred financing fees, net of accumulated amortization of $2,795 in 2001 and $2,127 in 2000	1,419	1,983
Other	1,744	2,707

Total	$187,214	$181,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$2,998	$2,346
Accounts payable	14,098	20,266
Accrued liabilities	21,393	20,735
Income taxes payable	2,901	—
Payables to affiliates	17,768	2,140
Deferred income taxes	5,091	5,048

Total current liabilities	64,249	50,535
Long-term debt	38,787	35,572
Deferred income taxes	16,039	15,809
Notes payable to affiliates	—	20,093

Total liabilities	119,075	122,009

Commitments and contingencies	—	—
Stockholders’ equity:
Series B common stock, no par value; authorized, issued and outstanding, 151 shares in 2001 and 2000	—	—
Additional paid-in capital	34,184	34,184
Retained earnings	36,114	27,030
Accumulated other comprehensive loss	(2,159)	(1,458)

Total stockholders’ equity	68,139	59,756

Total	$187,214	$181,765

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net sales	$65,684	$54,064	$191,973	$152,016
Cost of sales	16,443	15,188	50,685	40,213

Gross profit	49,241	38,876	141,288	111,803
Selling, general and administrative expenses	31,361	24,195	88,876	68,313
Management fee expense to affiliates	2,118	1,666	6,555	5,014

Income from operations	15,762	13,015	45,857	38,476
Other income (expense):
Royalty expense to affiliates, net	(5,230)	(3,652)	(15,203)	(10,384)
Exchange loss, net	(620)	(4,044)	(6,862)	(9,313)
Interest, net	(1,389)	(1,828)	(4,613)	(6,061)
Other, net	47	216	(41)	1,462

Income before income taxes, extraordinary item and cumulative effect of accounting change	8,570	3,707	19,138	14,180
Income tax expense	3,282	825	7,380	5,323

Income before extraordinary item and cumulative effect of accounting change	5,288	2,882	11,758	8,857
Extraordinary loss on early extinguishment of debt, net of income tax benefit of $75	—	—	—	110

Income before cumulative effect of accounting change	5,288	2,882	11,758	8,747
Cumulative effect of accounting change, net of income tax expense of $82	—	—	126	—

Net income	$5,288	$2,882	$11,884	$8,747

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net income	$11,884	$8,747
Extraordinary loss on early extinguishment of debt, net of taxes	—	110
Cumulative effect of accounting change, net of taxes	(126)	—

Income before extraordinary item and cumulative effect of accounting change	11,758	8,857
Adjustments to reconcile income before extraordinary item and cumulative effect of accounting change to net cash provided by operating activities:
Depreciation and amortization	3,354	3,167
Amortization of deferred financing fees	602	600
Unrealized foreign exchange and derivative losses	175	5,030
Deferred realized derivative losses	(721)	—
Changes in operating assets and liabilities:
Receivables, net	(9,758)	(3,870)
Inventories	102	(11,648)
Prepaid expenses and other current assets	(41)	5,589
Value-added tax receivables	3,931	(5,218)
Intercompany receivables and payables	15,362	8,712
Other assets	1,019	(1,086)
Accounts payable and accrued liabilities	(7,925)	1,442
Income taxes payable/prepaid	5,489	15,007

Net cash provided by operating activities	23,347	26,582

Cash flows from investing activities:
Purchases of property and equipment	(2,039)	(819)

Net cash used in investing activities	(2,039)	(819)

Cash flows from financing activities:
Repurchase of subordinated notes	—	(4,239)
Repayments under term loan facility	(1,500)	(1,125)
Net borrowings (repayments) under revolving credit facility	4,000	(500)
Net proceeds from bank debt	1,367	5,319
Net transactions with affiliates	(20,712)	(24,391)
Payment of dividends	(2,800)	—

Net cash used in financing activities	(19,645)	(24,936)

Effect of exchange rate changes on cash	(245)	(588)
Net increase in cash and cash equivalents	1,418	239
Cash and cash equivalents at beginning of period	561	3

Cash and cash equivalents at end of period	$1,979	$242

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

     The accompanying unaudited interim consolidated financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 reflect the operations of Jafra S.A. and its subsidiaries (collectively, the “Company”) and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly Jafra S.A.’s consolidated financial statements as of September 30, 2001 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising the Company have been eliminated in consolidation.

     In connection with the Acquisition, Jafra S.A. and an affiliated company, JCI (the indirect, wholly owned United States subsidiary of the Parent) issued $100 million aggregate principal amount of 11.75% Subordinated Notes due 2008 (the “Notes”). The Notes represent several obligations of Jafra S.A. and JCI, with each participating on a pro rata basis upon redemption. Jafra S.A. and JCI have fully and unconditionally guaranteed the obligations of the other under the Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. As the cross-guarantee of Jafra S.A. and JCI is subject to a 30-day standstill period, the Parent is filing these separate financial statements of Jafra S.A. in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

     The functional currency for the Company is the Mexican peso. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive income.

     In the fourth quarter of 2000, the Company adopted the provisions of Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, which requires that amounts billed to customers for shipping and handling fees be classified as revenues. Reclassifications have been made to year 2000 amounts to reflect shipping and handling fees, previously reported as reductions to selling, general, and administrative expenses, in net sales in the accompanying consolidated statements of operations. The total amounts that have been reclassified as net sales are $1,274,000 and $3,682,000 for the three and nine months ended September 30, 2000, respectively. Shipping and handling costs are included in selling, general and administrative expenses.

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

     In July 2001, the Financial Accounting Standards Board (“FASB”) approved two new statements: SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations. During the nine months ended September 30, 2001, the Company recorded goodwill amortization expense of $651,000.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 retained substantially all of the requirements of SFAS 121 while resolving certain implementation issues and addresses the accounting for a segment of a business accounted for as a discontinued operation. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early application encouraged. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations. The Company does not plan to adopt the standard prior to December 15, 2001.

(2) Inventories

     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2001	2000

Raw materials and supplies	$6,194	$6,443
Finished goods	19,228	18,706

Total inventories	$25,422	$25,149

(3) Property and Equipment

     Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2001	2000

Land	$11,200	$11,036
Buildings	11,256	11,091
Machinery and equipment	13,341	12,146

	35,797	34,273
Less accumulated depreciation	4,733	3,871

Property and equipment, net	$31,064	$30,402

(4) Debt

     During the nine months ended September 30, 2000, Jafra S.A. repurchased and retired a portion of the 11.75% Subordinated Notes due 2008 (the “Notes”) with a par value of $4,300,000. In connection with the repurchase of the Notes, the related portion of the unamortized deferred financing costs of $274,000 was written off and included in the determination of the extraordinary loss on early extinguishment of debt. The repurchase of the Notes resulted in an extraordinary loss of $110,000, which is net of an income tax benefit of $75,000.

     During the nine months ended September 30, 2001, Jafra S.A. entered into an unsecured bank loan agreement, borrowing the peso equivalent of $1,765,000 at a weighted average annual interest rate of 18.66%. Principal and interest payments are due monthly through September 26, 2004. As of September 30, 2001, $623,000 of this loan is classified as short-term debt and $1,090,000 of this loan is classified as long-term debt in the accompanying consolidated balance sheet.

(5) Income Taxes

     The actual income tax rate differs from the “expected” income tax rate (computed by applying the Mexican federal corporate rate of 35% to income before income taxes) for the three and nine months ended September 30, 2001 principally as a result of certain inflation-related income tax adjustments.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) Comprehensive Income

     Comprehensive income is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income
	$5,288	$2,882	$11,884	$8,747
Unrealized and deferred realized gains (losses) on derivatives	1,842	—	(1,877)	—
Tax (expense) benefit on unrealized and deferred realized losses on derivatives	(721)	—	721	—
Foreign currency translation adjustment	(3,797)	2,319	455	183

Comprehensive income	$2,612	$5,201	$11,183	$8,930

(7) Related Party Transactions

     The Company manufactures and distributes color cosmetics and fragrance products to other affiliates of the Parent (“Affiliates”). Sales to Affiliates, primarily in the United States and Germany, were $3,015,000 and $9,036,000 for the three and nine months ended September 30, 2001, respectively, and $3,874,000 and $8,280,000 for the three and nine months ended September 30, 2000, respectively. These sales were made at cost plus a markup ranging from 0 to 11%.

     In addition, the Company is provided with certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions from JCI. The cost of these services is included in management fee expense from Affiliate in the accompanying consolidated statements of operations. JCI charges out a portion of these management expenses to its Affiliates based upon charges identified to specific Affiliates and a formula using the percentage of revenues of each Affiliate to the total consolidated revenues of the Parent. JCI believes the amounts and methods of allocation are reasonable and approximate the cost of the actual services provided. The management fee expense charged by JCI to the Company was $2,118,000 and $6,555,000 for the three and nine months ended September 30, 2001, respectively, and $1,666,000 and $5,014,000 for the three and nine months ended September 30, 2000, respectively.

     Jafra S.A. charges JCI a royalty for the right to use the Jafra trademark in the United States and Europe. The total royalty income earned by Jafra S.A. from JCI and Jafra Germany was $410,000 and $1,261,000 for the three and nine months ended September 30, 2001, respectively, and $261,000 and $820,000 for the three and nine months ended September 30, 2000, respectively, and is offset against royalty expense to Affiliates in the accompanying consolidated statements of operations.

     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra S.A. for the use of the Jafra Way were $5,640,000 and $16,464,000 for the three and nine months ended September 30, 2001, respectively, and $3,913,000 and $11,204,000 for the three and nine months ended September 30, 2000, respectively, and are based upon a percentage of Jafra S.A.’s sales.

     The Company has obtained loans from certain Affiliates at annual interest rates ranging from 6% to 9%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes payable to Affiliates at December 31, 2000 consist primarily of amounts owed by Jafra S.A. as a result of Jafra S.A.’s purchase of the U.S. and German trademarks from JCI in December 1999, and amounts billed to Jafra S.A. in connection with the Jafra Way royalty. Net interest expense to Affiliates, primarily JCI, was $257,000 for the nine months ended September 30, 2001 and $409,000 and $1,562,000 for the three and nine months ended September 30, 2000, respectively.

     During the nine months ended September 30, 2001, the Company made a dividend payment of $2,800,000 to an indirect wholly owned subsidiary of the Parent.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) Foreign Currency Forward Contracts

     The Company is exposed to currency risk relating to its forecasted U.S. dollar denominated expenditures. As part of the Parent’s overall strategy to reduce the risk of adverse exchange rate fluctuations in Mexico, the Company enters into foreign currency exchange contracts (“forward contracts”). The Company places forward contracts based on its forecasted U.S. dollar cash outflows over a rolling 12 month period and does not hedge transactions not included in the 12 month forecast on date the forward contract is initiated. As a matter of policy, the Company does not hold or issue forward contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features.

     The forward contracts utilized by the Company did not qualify for hedge accounting under the applicable accounting standards prior to adoption of SFAS 133, and accordingly such instruments were marked-to-market with gains and losses included as a component of exchange loss in the statements of operations for the three and nine months ended September 30, 2000. Under SFAS 133, such mark-to-market accounting treatment continues to be applied to certain of the Company’s forward contracts. However, under SFAS 133, the Company’s use of forward contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from such derivative instruments arising subsequent to January 1, 2001 are deferred as a separate component of other comprehensive income, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts with the corresponding gains and losses generated by the underlying hedged transactions.

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

     During the three and nine months ended September 30, 2000, the Company recognized losses on forward contracts of approximately $7,203,000 and $9,313,000, respectively, as a component of exchange loss in the accompanying consolidated statement of operations. During the three months ended September 30, 2001, the Company recognized approximately $1,544,000 of gains, and during the nine months ended September 30, 2001, the Company recognized approximately $8,070,000 of losses as a component of exchange loss on forward contracts that did not qualify for hedge accounting under SFAS 133. Additionally, during the nine months ended September 30, 2001, the Company deferred $2,598,000 of unrealized losses on forward contracts that qualify for hedge accounting under SFAS 133. Of this amount, $721,000 was reclassified to earnings upon recognition of the underlying hedged exposure prior to September 30, 2001. The Company expects that substantially all of the remaining unrealized loss of $1,877,000 deferred as a component of other comprehensive income at September 30, 2001 will be reclassified into net income within the next twelve months.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     During the three and nine months ended September 30, 2001, the ineffectiveness generated by the Company’s forward contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly during the three months ended September 30, 2001, $75,000 of gains and during the nine months ended September 30, 2001, $382,000 of losses were reclassified into earnings.

     The outstanding foreign currency forward contracts at September 30, 2001 had a notional value of $87,036,000 and mature at various dates extending to August 2002. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The table below describes the forward contracts that were outstanding at September 30, 2001 (in thousands):

			Weighted
	Forward		Average
	Position in	Maturity	Contract	Fair
Foreign Currency	US Dollars(1)	Date	Rate	Value(1)

Buy US Dollar/sell Mexican Peso	$2,336	10/30/01	10.70	$2,064
Buy US Dollar/sell Mexican Peso	10,275	10/31/01	10.71	9,074
Buy US Dollar/sell Mexican Peso	6,806	11/30/01	10.24	6,394
Buy US Dollar/sell Mexican Peso	4,110	12/27/01	10.71	3,709
Buy US Dollar/sell Mexican Peso	3,761	12/31/01	10.90	3,321
Buy US Dollar/sell Mexican Peso	10,673	1/31/02	10.19	10,286
Buy US Dollar/sell Mexican Peso	6,995	2/28/02	10.26	6,748
Buy US Dollar/sell Mexican Peso	9,023	3/27/02	10.46	8,612
Buy US Dollar/sell Mexican Peso	8,310	4/30/02	10.23	8,189
Buy US Dollar/sell Mexican Peso	8,013	5/31/02	10.11	8,053
Buy US Dollar/sell Mexican Peso	8,037	6/28/02	9.95	8,259
Buy US Dollar/sell Mexican Peso	4,766	7/31/02	10.07	4,881
Buy US Dollar/sell Mexican Peso	3,931	8/30/02	10.17	4,019

Buy US Dollar/sell Mexican Peso	$87,036			$83,609

(1)	The “Forward Position” in US dollars and the “Fair Value” presented above represent notional amounts. The net of these two amounts, an unrealized loss of $3,427,000 at September 30, 2001, represents the fair value of the forward contracts, and has been recorded in accrued liabilities in the accompanying consolidated balance sheet as of September 30, 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the accompanying unaudited interim consolidated financial statements and notes thereto and with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2000, included in the Company’s Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for future periods.

Results of Operations

     The following table represents selected components of the Company’s results of operations, in millions of dollars and as percentages of net sales. The table reflects the operations of the Company for the three and nine months ended September 30, 2001 and 2000.

	Three Months Ended September 30,				Nine Months Ended September 30,

	2001		2000 (1)		2001		2000 (1)

Net sales	$93.1	100.0%	$79.1	100.0%	$276.7	100.0%	$232.5	100.0%
Cost of sales	20.2	21.7	17.7	22.4	62.8	22.7	52.0	22.4

Gross profit	72.9	78.3	61.4	77.6	213.9	77.3	180.5	77.6
Selling, general and administrative expenses	58.6	62.9	49.8	63.0	175.3	63.4	150.1	64.6
Restructuring charges	—	—	2.0	2.5	—	—	3.1	1.3

Income from operations	14.3	15.4	9.6	12.1	38.6	13.9	27.3	11.7
Exchange loss	(1.3)	(1.4)	(4.4)	(5.6)	(8.0)	(2.9)	(9.7)	(4.2)
Interest, net	(3.1)	(3.3)	(3.9)	(4.9)	(10.0)	(3.6)	(11.9)	(5.1)
Other (expense) income, net	0.0	—	0.2	0.3	(0.2)	(0.1)	1.4	0.6

Income before income taxes, extraordinary item and cumulative effect of accounting change	9.9	10.7	1.5	1.9	20.4	7.3	7.1	3.0
Income tax expense	4.5	4.8	1.3	1.6	10.6	3.8	6.7	2.9

Income before extraordinary item and cumulative effect of accounting change	5.4	5.9	0.2	0.3	9.8	3.5	0.4	0.1
Extraordinary loss on early extinguishment of debt, net of income tax benefit of $0.2	—	—	—	—	—	—	0.3	0.1

Income before cumulative effect of accounting change	5.4	5.9	0.2	0.3	9.8	3.5	0.1	0.0
Cumulative effect of accounting change, net of income tax expense of $0.1	—	—	—	—	0.1	—	—	—

Net income	$5.4	5.9%	$0.2	0.3%	$9.9	3.5%	$0.1	0.0%

(1)	In the fourth quarter of 2000, the Company adopted the provisions of Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, which requires that amounts billed to customers for shipping and handling fees be classified as revenues. Reclassifications have been made to year 2000 amounts to reflect shipping and handling fees, previously reported as reductions to selling, general and administrative expenses, in net sales to conform to the current period presentation. Total amounts that have been reclassified are approximately $2.5 million and $7.4 million for the three and nine months ended September 30, 2000. Shipping and handling costs are included in selling, general and administrative expenses.

Three months ended September 30, 2001 compared to the three months ended September 30, 2000

     Net sales. Net sales in the third quarter of 2001 increased to $93.1 million from $79.1 million in the third quarter of 2000, an increase of $14.0 million, or 17.7%. Net sales in local currencies in the third quarter of 2001 increased by 17.2% over the comparable prior year period. The sales increase in U.S. dollars was higher than the increase measured in local currencies, primarily as a result of strengthening of average exchange rates of local currencies in Mexico during the third quarter of 2001 as compared to the third quarter of 2000. The Company’s average number of consultants (who perform the duties of sales representatives) worldwide for the third quarter increased to approximately 371,000 or 18.0% over the 2000 average, while the number of active consultants placing orders increased by 19.3% over the same period of 2000. In general, consultants are considered to be active if they place at least one order within four months. During the quarter, 49.7% of all consultants were considered active compared to 49.2% during the third quarter of 2000.

     In Mexico, net sales in the third quarter of 2001 increased to $62.7 million from $50.2 million in the third quarter of 2000, an increase of $12.5 million, or 24.9%. Sales in Mexico in local currency increased by 22.6% over the comparable 2000 period. The quarter-to-quarter increase was due primarily to higher sponsoring (activation of new consultants) and increased ordering activity achieved as a result of certain promotional activities implemented during the third quarter of 2001. In Mexico, the average number of consultants for the third quarter of 2001 increased to approximately 239,000, or by approximately 22.7%, and the number of active, ordering consultants increased by 25.4% over the respective third quarter 2000 averages. During the third quarter of 2001, approximately 50.3% of all consultants were considered active, compared to 49.2% during the third quarter of 2000.

     In the U.S., net sales in the third quarter of 2001 increased to $18.9 million from $17.3 million in the third quarter of 2000, an increase of $1.6 million, or 9.2%. The increase was due to a combination of an increase in the average consultant base achieved by improved retention and increased ordering activity. The utilization of consultant order placing and order paying via the Internet continues to expand, which contributes to increased ordering activity. In the U.S., the average number of consultants for the third quarter of 2001 increased to approximately 66,000, or by 9.2%, and the number of active, ordering consultants increased by 14.5% over the respective third quarter 2000 averages. During the third quarter of 2001, 52.5% of all consultants were considered active, compared to 50.1% during the third quarter of 2000.

     In Europe, net sales decreased to $5.7 million in the third quarter of 2001 from $6.1 million in the third quarter of 2000, a decrease of $0.4 million, or 6.6%. The decrease is the result of a stronger U.S. dollar when measured with equivalent exchange rates and reduced consultant activity. Excluding the exchange rate impact, net sales decreased by $0.2 million or 3.6%. The average number of consultants for the third quarter of 2001 increased by 2.4% to 17,000, however, the number of active consultants decreased 6.6%.

     Gross profit. Consolidated gross profit in the third quarter of 2001 increased to $72.9 million from $61.4 million in the comparable prior year period, an increase of $11.5 million, or 18.7%. Gross profit as a percentage of sales (gross margin) increased to 78.3% from 77.6%. The increase in gross margin in the third quarter of 2001 was due primarily to favorable purchase price variances in Mexico and a favorable product mix in Europe, partially offset by a heavier mix of promotional products, as compared to regular (non-discounted) products in Mexico and the United States.

     In Mexico, gross margin in the third quarter of 2001 increased to 77.7% from 77.6% in the third quarter of 2000, due primarily to favorable purchase price variances as a result of the strengthening of the Mexican peso. These purchase price variances were partially offset by a heavier mix of lower margin promotional products, including discounted products, which were offered to reduce inventory balances and stimulate sponsoring and consultant activity.

     In the United States, gross margin in the third quarter of 2001 decreased to 78.8% from 79.3% in the third quarter of 2000, due to a heavier mix of promotional products, including demo packs and discounted products in the third quarter of 2001.

     In Europe, gross margin in the third quarter of 2001 increased to 76.8% from 75.1% in the third quarter of 2000, due primarily to a more favorable product mix and less aggressive promotional discounts.

     Selling, general and administrative expenses. SG&A expenses in the third quarter of 2001 increased to $58.6 million from $49.8 million in the third quarter of 2000, an increase of $8.8 million, or 17.7%. SG&A expenses, as a percentage of net sales, decreased slightly in the third quarter of 2001 to 62.9% from 63.0% for the same period in 2000.

     In Mexico, SG&A expenses in the third quarter of 2001 increased by $6.9 million, or 28.9%, from the third quarter of 2000. SG&A expenses, as a percentage of net sales, in Mexico were 49.1% in the third quarter of 2001, compared to 47.6% in the third quarter of 2000. The increased SG&A expenses in Mexico related primarily to sales promotion expenses, commission expenses, freight and certain administration expenses. Sales promotion expenses, commission expenses and freight tend to increase proportionally with sales. However during the third quarter of 2001, sales promotion expenses, increased proportionally more than net sales due to increased promotional activity. Freight expenses also increased proportionally more than net sales due to the shipment of promotional items which resulted in higher packaging costs and shipment of more small orders. Commission expense, as a percentage of net sales, remained relatively consistent. Administrative expenses increased due to increased headcount and other general expenses, including bad debt expenses, to support the growing business.

     In the United States, SG&A expenses in the third quarter of 2001 increased by $1.4 million, or 12.7% from the third quarter of 2000. SG&A expenses, as a percentage of net sales, in the U.S. were 63.7% in the third quarter of 2001, compared to 62.0% for the third quarter of 2000. The increased SG&A expenses in the U.S. were primarily due to increased selling expenses related to the implementation of the expanded e-commerce platform during the end of the second quarter of 2001. Administrative expenses decreased $0.3 million due to cost saving measures.

     In Europe, SG&A expenses in the third quarter of 2001 decreased by $0.7 million, or 12.8%, from the third quarter of 2000. The decrease was primarily the result of decreased selling expenses and administrative expenses due to cost savings achieved from restructuring activities undertaken during the latter part of 2000.

     SG&A expenses in other selling markets (South America and Thailand) and at corporate headquarters in the third quarter of 2001 increased by $1.2 million, or 11.9%, primarily as a result of administrative expenses in the Company’s growing South American markets and reorganization expenses at corporate headquarters.

     Exchange loss. The Company’s foreign exchange loss was $1.3 million in the third quarter of 2001, compared to $4.4 million in the prior year, a decrease of $3.1 million, or 70.5%. The Company’s foreign exchange gains and losses primarily result from foreign currency exposure to the Mexican peso. During the third quarter of 2001, the Company recognized $1.5 million of exchange gains on forward contracts, resulting from the weakening of the Mexican peso against the U.S. dollar compared to the end of the second quarter. These exchange gains were offset by an unrealized exchange loss of $2.3 million on the remeasurement of U.S. dollar denominated debt and other transactional losses of $0.5 million. During the third quarter of 2000, the Company recognized $7.2 million of exchange losses on forward contracts, resulting from the strengthening of the Mexican peso against the U.S. dollar during the period. The exchange losses were offset by $0.5 million of exchange gains on other foreign currency transactions and an unrealized exchange gain of $2.3 million on the remeasurement of U.S. dollar denominated debt. See “Recent Accounting Pronouncements” and Item 3, Quantitative and Qualitative Disclosures about Market Risk.

     Interest expense. Net interest expense (including amortization of deferred financing fees) in the third quarter of 2001 decreased to $3.1 million from $3.9 million in 2000, a decrease of $0.8 million, or 20.5%. The decrease was due to a combination of lower average balances on the term loan and revolving credit line, and lower interest rates on those borrowings. The lower interest rates in the third quarter of 2001 reflected both decreases in general market interest rates along with a 25 basis point reduction in borrowing costs for the entire third quarter of 2001 compared to half of the third quarter of 2000, achieved by the Company due to the attainment of specified leverage ratios as defined by the Company’s Senior Credit Agreement.

     Income tax expense. Income tax expense increased to $4.5 million in the third quarter of 2001 from $1.3 million in the comparable 2000 period, an increase of $3.2 million, or 246.2%. The Company’s effective income tax rate decreased to approximately 45.5%, compared to 86.7% for the comparable period of 2000. The decrease in the effective tax rate was driven in part by the U.S. subsidiary, as a result of valuation allowances taken against certain foreign tax credits of the U.S. subsidiary in 2000 which were not deemed necessary in the third quarter of 2001. Additionally, valuation allowances were provided against net operating losses in South America and Europe in 2001 and 2000.

     Net income. Net income was $5.4 million for the third quarter of 2001, a $5.2 million increase compared to $0.2 million in 2000. The increase was due to a 17.7% increase in net sales which resulted in a $11.5 million increase in gross profit, a $0.8 million reduction in interest expense, a $3.1 reduction in exchange loss, the absence of a $2.0 million restructuring charge incurred in 2000, partially offset by a $8.8 million increase in SG&A expenses, a $3.2 million increase in income tax expense and a $0.2 million negative fluctuation in other (expense) income.

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

     Net sales. Net sales for the nine months ended September 30, 2001 increased to $276.7 million from $232.5 million in the comparable prior year period, an increase of $44.2 million, or 19.0%. The effects of foreign currency translation had no material impact on sales growth during the first nine months of 2001 compared to the first nine months of 2000. The Company’s average number of consultants worldwide for the nine months ended September 30, 2001 increased to approximately 358,000 or 17.3% over the 2000 average, while the number of active consultants placing orders increased by 20.9% over the same period of 2000.

     In Mexico, net sales for the nine months ended September 30, 2001 increased to $182.9 million from $143.7 million in the comparable prior year period, an increase of $39.2 million, or 27.3%. Sales in Mexico in local currency increased by 26.1% over the comparable 2000 period. The year-to-year increase was due primarily to higher sponsoring and increased ordering activity achieved as a result of certain promotional activities, including promotional kits, implemented during the first nine months of 2001. In Mexico, the average number of consultants for the first nine months of 2001 increased to approximately 226,000, or by 17.2%, and the number of active, ordering consultants increased by 24.0% over the respective 2000 averages. During the nine months ended September 30, 2001, 50.8% of consultants were considered active compared to 48.0% during the comparable 2000 period.

     In the U.S., net sales for the nine months ended September 30, 2001 increased to $58.0 million from $54.3 million in the comparable prior year period, an increase of $3.7 million, or 6.8%. The year-to-year increase was due to a combination of increased ordering activity and an increase in the average consultant base achieved by improved retention. Consultant losses during the nine months ended September 30, 2001 decreased 0.1% compared to the nine months ended September 30, 2000. The increased ordering activity was due to successful product launches and special promotions for new consultants. In the U.S., the average number of consultants for the nine months ended September 30, 2001 increased to approximately 66,000, or 8.5%, and the number of active, ordering consultants increased by 17.9%, over the respective 2000 averages. These increases were partially offset by a decrease in consultant productivity as the commission structure implemented during 2000 resulted in lower average order sizes.

     In Europe, net sales decreased to $18.5 million for the nine months ended September 30, 2001 from $19.6 million in the comparable prior year period, a decrease of $1.1 million, or 5.6%. The decrease in sales is primary the result of a stronger U.S. dollar when measured with equivalent exchange rates. Excluding the effects of exchange rates, sales decreased $0.2 million or 0.1%. The average number of consultants for the nine months ended September 30, 2001 was unchanged from the comparable prior year period at 17,000.

     Gross profit. Consolidated gross profit for the nine months ended September 30, 2001 increased to $213.9 million from $180.5 million in the comparable prior year period, an increase of $33.4 million, or 18.5%. Gross profit as a percentage of sales (gross margin) decreased to 77.3% from 77.6%. The reduction in gross margin was due primarily to a heavier mix of promotional products, as compared to regular (non-discounted) products.

     In Mexico, gross profit for the nine months ended September 30, 2001 increased to $139.9 million from $111.2 million in the comparable period of 2000, an increase of $28.7 million, or 25.8%. Gross margin decreased to 76.5% for the nine months ended September 30, 2001 from 77.4% during the comparable prior year period, due primarily to a heavier mix of promotional products, including lower margin discounted limited life items, and increased sales of slow moving inventory. This reduction in gross margin was partially offset by favorable purchase price variances.

     In the United States, gross margin for the nine months ended September 30, 2001 decreased to 78.2% from 79.0% in the comparable period of 2000, due to product mix, specifically an increase in the sale of discounted promotional items and a decrease in sales of regular product. In Europe, gross margin for the nine months ended September 30, 2001, increased to 80.5% from 77.3% in comparable prior year period, due primarily to a more favorable product mix and less aggressive discounting.

     Selling, general and administrative expenses. SG&A expenses for the nine months ended September 30, 2001 increased to $175.3 million from $150.1 million in the comparable prior year period, an increase of $25.2 million, or 16.8%. SG&A expenses, as a percentage of net sales, for the nine months ended September 30, 2001 decreased to 63.4% from 64.6% for the same period in 2000, primarily due to reduced promotional spending in the United States and administrative cost savings in the United States and Europe.

     In Mexico, SG&A expenses for the nine months ended September 30, 2001 increased by $19.7 million, or 29.4%, from the comparable prior year period. SG&A expenses, as a percentage of net sales, were 47.6% for the nine months ended September 30, 2001, compared to 46.8% for the nine months ended September 30, 2000. The increased SG&A expenses in Mexico related primarily to sales promotion expenses, commission expenses, variable freight expenses and administrative expenses. Sales promotion expenses and commission expenses tend to increase proportionally with sales, however, sales promotion expenses increased proportionally more than sales due to additional promotions to improve consultant productivity. Variable freight expenses increased proportionally more than sales due to a greater number of smaller shipments of certain promotional items and consultant kits. Administrative expenses increased due to collection fees, bad debt expenses and headcount increases to support the growing business.

     In the U.S., SG&A expenses for the nine months ended September 30, 2001 increased by $0.9 million, or 2.3% from the comparable prior year period. SG&A expenses, as a percentage of net sales, were 66.4% for the first nine months of 2001, compared to 69.4% for the first nine months of 2000. The increased SG&A expenses in the U.S. were primarily due to increased selling expenses related to the implementation of consultant order placing and order paying via the Internet and variable freight expenses. This increase is partially offset by a decrease in sales promotion expenses due to changes in the scope of certain sales promotion activities and administrative expense savings. In Europe, SG&A expenses for the nine months of 2001 decreased by $2.0 million, or 11.9%, compared to the first nine months of 2000. The decrease was primarily the result of administrative expense savings achieved from restructuring activities undertaken during the latter part of 2000.

     SG&A expenses in other selling markets (South America and Thailand) and at corporate headquarters for the nine months ended September 30, 2001 increased by $6.5 million, or 22.6%, primarily as a result of sales promotion expenses and commission expenses in the Company’s growing South American markets and increased corporate expenses.

     Exchange loss. The Company’s foreign exchange loss was $8.0 million for the nine months ended September 30, 2001, compared to $9.7 million in the comparable period of the prior year, a decrease of $1.7 million, or 17.5%. The Company’s foreign exchange gains and losses primarily result from its foreign currency exposure to the Mexican peso. During the first nine months of 2001, the Company recognized $8.1 million of exchange losses on certain forward contracts, resulting from the strengthening of the Mexican peso against the U.S. dollar and exchange losses on other foreign currency transactions of $0.6 million. These exchange losses were partially offset by an unrealized exchange gain of $0.7 million on the remeasurement of U.S. dollar denominated debt. For the nine months ended September 30, 2000, the net loss on forward contracts was $9.3 million, the remeasurement of U.S. dollar denominated debt resulted in an unrealized exchange loss of $0.1 million, and net realized losses on other foreign currency transactions were $0.3 million. See “Recent Accounting Pronouncements” and Item 3, Quantitative and Qualitative Disclosure about Market Risk.

     Interest expense. Net interest expense (including amortization of deferred financing fees) for the nine months ended September 30, 2001 decreased to $10.0 million from $11.9 million in 2000, a decrease of $1.9 million, or 16.0%. The decrease was due to a combination of lower average balances on the term loan and revolving credit line, and lower interest rates on those borrowings. The lower interest rates for the nine months ended September 30, 2001 reflected primarily a decrease in general market interest rates along with a 25 basis point reduction in borrowing costs for nine months of 2001 compared to six months of 2000, achieved by the Company due to the attainment of specified leverage ratios as defined by the Company’s credit agreement.

     Other income (expense). Other expense for the nine months ended September 30, 2001 was $0.2 million, compared to other income of $1.4 million during the nine months ended September 30, 2000, a change of $1.6 million. The other income during the nine months ended September 30, 2000 consisted primarily of income related to a recovery of the effect of inflation on a prior year tax receivable.

     Income tax expense. Income tax expense increased to $10.6 million for the nine months ended September 30, 2001 from $6.7 million in the comparable 2000 period, an increase of $3.9 million, or 58.2%. The increase is due to higher taxable income generated by the Company’s Mexican and United States subsidiaries in 2001 as compared to 2000. After taking into effect the tax impacts related to the cumulative effect of accounting change in 2001 and the extraordinary item in 2000, the Company’s effective income tax rate decreased to approximately 51.9%, compared to 98.1% for the comparable period of 2000. The decrease in the effective tax rate was driven in part by the U.S. subsidiary and Europe. In the United States, valuation allowances were provided for certain foreign tax credits in 2000, whereas no additional valuation allowances were deemed necessary in 2001. In Europe, larger net operating losses were recorded in 2000 compared to 2001. For the nine months ended September 30, 2001 and 2000, valuation allowances were taken against net operating losses in Europe and South America.

     Net income. Net income was $9.9 million for the nine months ended September 30, 2001, a $9.8 million increase compared to the prior year. The change was due to a 19.0% increase in net sales which resulted in a $33.4 million increase in gross profit, a $1.7 million reduction in exchange loss, a $1.9 million reduction in interest expense, the absence of $3.1 million of restructuring charges and a $0.3 million extraordinary loss (net of income taxes) on early extinguishment of debt incurred in 2000 and income of $0.1 million (net of income taxes) from the cumulative effect of an accounting change, partially offset by a $25.2 million increase in SG&A expenses, a $1.6 million negative fluctuation in other (expense) income, and a $3.9 million increase in income tax expenses.

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

     Borrowings under the Senior Credit Agreement are payable in quarterly installments of principal and interest through April 30, 2004. Scheduled term loan principal payments under the Term Loan Facility will be approximately $4.5 million, $5.5 million, $6.5 million, and $2.5 million for each of the years from 2001 through 2004, respectively. Borrowings under the Revolving Credit Facility ($14.7 million as of September 30, 2001) mature on April 30, 2004. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 1.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 0.5%, plus an applicable margin not to exceed 0.625%). The interest rate in effect at September 30, 2001 was approximately 4.3% for the LIBOR-based borrowings, and approximately 6.8% for the prime-based borrowings. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra S.A. During the nine months ended September 30, 2001, cash paid for interest was approximately $6.7 million.

     Both the indenture (the “Indenture”), dated as of April 30, 1998, under which the Notes were issued, and the Senior Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. The Indenture and the Senior Credit Agreement also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. The Company has two letters of credit outstanding as of September 30, 2001 under the Revolving Credit Facility, totaling $1.8 million. Additionally, Jafra S.A. has seven letters of credit outstanding as of September 30, 2001, totaling $1.3 million.

     The Notes are unsecured and are generally non-callable for five years. Thereafter, the Notes will be callable at premiums declining to par in the eighth year. The Company may from time to time repurchase the Notes in the open market. The Company has obtained Consent and Waivers to the Senior Credit Agreement that allow the Company to repurchase the Notes in the open market, with the aggregate purchase price for all such Notes repurchased not to exceed $50.0 million. Aggregate repurchases as of September 30, 2001 were $24.8 million. The repurchased debt was replaced with debt under the Revolving Credit Facility, which currently has lower effective interest rates.

     During the nine months ended September 30, 2001, Jafra S.A. repaid the balance remaining under a one-year term loan originally due on August 16, 2001, and entered into an unsecured bank loan agreement, borrowing the peso equivalent of $1.8 million, at a weighted average annual interest rate of 18.6%. Principal and interest payments are due monthly through September 26, 2004. As of September 30, 2001, $0.6 million of this loan is classified as short-term debt and $1.1 of this loan is classified as long-term debt in the accompanying consolidated balance sheet.

     The Company believes, but no assurance can be given, that its existing cash, cash flow from operations and availability under the Senior Credit Agreement will provide sufficient liquidity to meet the Company’s cash requirements and working capital needs over the next twelve months.

Cash Flows

     Net cash provided by operating activities was $11.0 million for the nine months ended September 30, 2001, consisting of $17.5 million provided by net income plus depreciation, amortization, and other non-cash items included in net income, offset by $6.5 million used by changes in operating assets and liabilities. The significant elements of net cash used by changes in operating assets and liabilities during the nine months ended September 30, 2001 were an increase of $11.4 million in accounts receivable, and a reduction of $6.7 million in accounts payable and accrued liabilities, partially offset by an increase in payable/prepaid income taxes of $6.4 million, and a reduction in prepaid and other assets of $5.2 million.

     Net cash used in investing activities was $6.6 million for the nine months ended September 30, 2001, of which $6.5 million was used for capital expenditures, consisting primarily of information system upgrades. Capital expenditures in 2001 are expected to be approximately $10-11 million.

     Net cash used in financing activities was $2.4 million for the nine months ended September 30, 2001, and consisted of repayments of $3.4 million under the Term Loan Facility and $0.6 used in the net repurchase of common stock, partially offset by net borrowings under the Revolving Credit Facility of $0.2 million and net proceeds from other bank debt of $1.4 million.

     The effect of exchange rate changes on cash was $1.3 million for the nine months ended September 30, 2001 relating primarily to fluctuations in the exchange rates in Europe and Mexico.

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

     The forward contracts utilized by the Company did not qualify for hedge accounting under the applicable accounting standards prior to adoption of SFAS 133, and accordingly such instruments were marked-to-market with gains and losses included as a component of exchange loss in the statements of operations for the three and nine months ended September 30, 2000. Under SFAS 133, such mark-to-market accounting treatment continues to be applied to certain of the Company’s forward contracts. However, under SFAS 133, the Company’s use of forward contracts to hedge certain forecasted transactions qualifies for hedge accounting. Unrealized gains and losses from such derivative instruments arising subsequent to January 1, 2001 are deferred as a separate component of other comprehensive income and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts with the corresponding gains and losses generated by the underlying hedged transactions.

     The Company currently designates certain of its forward contracts as cash flow hedges of forecasted U.S. dollar denominated inventory purchases, U.S. dollar denominated intercompany charges from JCI to Jafra S.A., forecasted management fee charges from JCI to Jafra S.A. and U.S. dollar denominated interest payments. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are deferred as a component of other comprehensive income. Such amounts will be reclassified from other comprehensive income into net income when the underlying hedged exposure is recognized in income. For U.S. dollar denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges, this will occur at the date such charges are recorded by Jafra S.A. For intercompany charges and interest, this will occur at the date such charges are recorded by the Company.

     During the three and nine months ended September 30, 2000, the Company recognized losses on forward contracts of approximately $7.2 million and $9.3 million, respectively, as a component of exchange loss in the accompanying consolidated statement of operations. During the three months ended September 30, 2001, the Company recognized approximately $1.5 million of gains, and during the nine months ended September 30, 2001, the Company recognized approximately $8.1 million of losses as a component of exchange loss on forward contracts that did not qualify for hedge accounting under SFAS 133. Additionally, during the nine months ended September 30, 2001, the Company deferred $2.6 million of unrealized losses on forward contracts that qualify for hedge accounting under SFAS 133. Of this amount, $0.7 million was reclassified to earnings upon recognition of the underlying hedged exposure prior to September 30, 2001. The Company expects that substantially all of the remaining unrealized losses of $1.9 million deferred as a component of other comprehensive income at September 30, 2001 will be reclassified into net income within the next twelve months.

     During the three and nine months ended September 30, 2001, the ineffectiveness generated by the Company’s forward contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly during the three months ended September 30, 2001, $0.1 million of gains and during the nine months ended September 30, 2001, $0.4 million of losses were reclassified into earnings.

     In July 2001, the FASB issued two new statements: SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations. During the nine months ended September 30, 2001, the Company recorded a $1.4 million of goodwill amortization expense.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 retained substantially all of the requirements of SFAS 121 while resolving certain implementation issues and addresses the accounting for a segment of a business accounted for as a discontinued operation. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early application encouraged. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations. The Company does not plan to adopt the standard prior to December 15, 2001.

Foreign Operations

     Sales outside of the United States aggregated approximately 79.7% and 79.0% of the Company’s total net sales for the three and nine months ended September 30, 2001, respectively, and 78.2%, and 76.7% of the Company’s total net sales for the three and nine months ended September 30, 2000, respectively. In addition, as of September 30, 2001, international subsidiaries comprised approximately 75.2% of the Company’s consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. In 2000 and 2001, the Company entered into foreign currency forward contracts in Mexican pesos to reduce the effect of potentially adverse exchange rate fluctuations in Mexico.

     The Company’s subsidiary in Mexico, Jafra S.A., generated approximately 67.3% and 66.1% of the Company’s net sales for the three and nine months ended September 30, 2001, respectively, and 63.5% and 61.8% of the Company’s net sales for the three and nine months ended September 30, 2000, respectively, substantially all of which were denominated in Mexican pesos. Jafra S.A. had $40.1 million of U.S. dollar denominated third party debt. Gains and losses from remeasuring such debt to the U.S. dollar from the peso are included as a component of net income. Jafra S.A. recognized an unrealized loss of $2.3 million and an unrealized gain of $0.7 million on the remeasurement of this U.S. dollar denominated debt and a net gain of $1.5 and a net loss of $8.1 million on foreign currency forward contracts for the three and nine months ended September 30, 2001, respectively.

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

     The Company's European subsidiaries intend to adopt the euro as the functional currency on January 1, 2002, when the majority of the transactions in the member countries are conducted in the euro. The Company has identified that its European commercial system will not support the euro and that modifications are required in order to adapt the commercial system to support the euro. The Company started modifying its system in the second quarter of 2001, expects to complete the necessary modifications by the end of 2001, and does not expect to incur significant expenses in achieving a euro-compliant system. The Company does not expect the euro to materially adversely affect its business, financial condition, or results of operations.

Business Trends and Initiatives

     The Company has experienced significant sales growth and an increased concentration of sales in Mexico over the last three years, due primarily to increases in the number of consultants. The Company’s Mexican subsidiary generated 66% of the Company’s consolidated net sales for nine months ended

September 30, 2001, compared to 62% for the full year in 2000. The year-to-year sales growth in Mexico for the nine months ended September 30, 2001 was approximately 27% in U.S. dollars and 26% in local currency. Assuming a continued stable economic environment, the Company intends to continue to grow its revenues and consultant base in Mexico, but at rates in the range of 8-10% per year.

     The Company is employing a strategy to leverage diversification through growth in other markets besides Mexico. The U.S. subsidiary has created distinct business divisions to recognize the distinct elements of its General and Hispanic customer groups. Net sales in the U.S. for the nine months ended September 30, 2001 increased 7% compared to the comparable period of the prior year. The U.S. plans to implement a number of strategies in the remainder of 2001 that, along with the initiation of doing business via e-commerce and an increased focus on sponsoring new consultants through enhanced training programs, are intended to stimulate sales growth in the high single digits over 2000 levels.

     Net sales in Europe have been on a downward trend for the last two years. European sales have declined from approximately 16% of the Company’s business in 1998 to 7% of the Company’s business in the nine months ended September 30, 2001. In the first nine months of 2001, excluding the impact of exchange rates, net sales decreased 1% compared to the first nine months of 2000. While no assurance can be given, the Company expects to achieve approximately the same level of European sales in year 2001 as was achieved in 2000, but at higher operating profit as a result of the repositioning and restructuring activities undertaken during 2000.

     During the last two years, the Company has made significant investments in new markets in South America. Sales in U.S. dollars in the South American region grew by over 20% in 2000 and were up 1% in the nine months ended September 30, 2001. In local currency, sales in South America increased 12% in the nine months ended September 30, 2001. In 2000, net sales generated by subsidiaries in the South American region were approximately 6% of consolidated sales. The Company expects the region to contribute approximately 5% of consolidated sales for 2001.

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

Information Concerning Forward-Looking Statements

     Certain of the statements contained in this report (other than the Company’s consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in “—Liquidity and Capital Resources” concerning the Company’s belief that it will have sufficient liquidity to meet its cash requirements and working capital needs over the next twelve months; (ii) the statement in “—Cash Flows” that total capital expenditures in 2001 are expected to be approximately $10-11 million; (iii) the statements in “—European Economic and Monetary Union’’ concerning the Company’s expectations that (a) during the transition period, use of the euro by the Company or its consultants will not be significant; (b) it will complete the necessary modifications to achieve a euro-compliant system by the end of 2001 without incurring significant expenses, and (c) the introduction of the euro will not materially adversely affect its business, financial condition or results of operations; (iv) the statements in “—Business Trends and Initiatives” that (a) assuming a continued stable economic environment, the Company intends to continue to grow its revenues and consultant base in Mexico, but at rates in the range of 8-10% per year; (b) the Company’s expectation that U.S. sales growth will be in the high single digits in 2001; (c) the Company’s expectation that the level of sales in Europe for the year 2001 will be approximately the same as was achieved in 2000, but at higher operating profit; (d) the Company’s expectation that the percentage of net sales in South America will increase to approximately 5% of consolidated sales for 2001, and (e) the Company’s expectation that the percentage of net sales in Mexico and South America will increase slightly, and that its percentage of net sales in Europe will decrease slightly for the near term; and (v) other statements as to management’s or the Company’s expectations or beliefs presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’

     Forward-looking statements are based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. The factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (including, without limitation, those discussed in “Business-Strategy,’’ “—International Operations,’’ “—Distribution,’’ “—Manufacturing,’’ “—Management Information Systems,’’ “—Environmental Matters,’’ “Properties,’’ “Legal Proceedings’’ and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations,’’ “—Liquidity and Capital Resources,’’ “—Foreign Operations,’’ and “European Economic and Monetary Union’’), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks arising from transactions in the normal course of its business, and from debt incurred in connection with the Acquisition. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company’s credit standing. See disclosures under Item 7a, “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s annual report on Form 10-K for the year ended December 31, 2000. No significant changes have occurred during the third quarter of 2001 in relation to the interest rate risk or its credit standing.

Foreign Currency Risk

     The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. All intercompany product sales are denominated in U.S. dollars. In addition, 79.0% of the Company’s revenue for first nine months of 2001 was generated in countries with a functional currency other than the U.S. dollar. As a result, the Company’s earnings and cash flows for the nine months ended September 30, 2001 are exposed to fluctuations in foreign currency exchange rates.

     The Company may reduce its primary market exposures to fluctuations in foreign exchange rates and hedge contractual foreign currency cash flows or obligations (including third party and intercompany foreign currency transactions) by creating offsetting positions through the use of forward exchange contracts. The Company regularly monitors its foreign currency exposures and ensures that contract amounts do not exceed the amounts of the underlying exposures. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

     The outstanding foreign currency forward contracts at September 30, 2001 had a notional value of $87,036,000 and mature at various dates extending to August 2002. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The table below describes the forward contracts that were outstanding at September 30, 2001 (in thousands):

			Weighted
	Forward		Average
	Position in	Maturity	Contract	Fair
Foreign Currency	US Dollars(1)	Date	Rate	Value(1)

Buy US Dollar/sell Mexican Peso	$2,336	10/30/01	10.70	$2,064
Buy US Dollar/sell Mexican Peso	10,275	10/31/01	10.71	9,074
Buy US Dollar/sell Mexican Peso	6,806	11/30/01	10.24	6,394
Buy US Dollar/sell Mexican Peso	4,110	12/27/01	10.71	3,709
Buy US Dollar/sell Mexican Peso	3,761	12/31/01	10.90	3,321
Buy US Dollar/sell Mexican Peso	10,673	1/31/02	10.19	10,286

			Weighted
	Forward		Average
	Position in	Maturity	Contract	Fair
Foreign Currency	US Dollars(1)	Date	Rate	Value(1)

Buy US Dollar/sell Mexican Peso	6,995	2/28/02	10.26	6,748
Buy US Dollar/sell Mexican Peso	9,023	3/27/02	10.46	8,612
Buy US Dollar/sell Mexican Peso	8,310	4/30/02	10.23	8,189
Buy US Dollar/sell Mexican Peso	8,013	5/31/02	10.11	8,053
Buy US Dollar/sell Mexican Peso	8,037	6/28/02	9.95	8,259
Buy US Dollar/sell Mexican Peso	4,766	7/31/02	10.07	4,881
Buy US Dollar/sell Mexican Peso	3,931	8/30/02	10.17	4,019

Buy US Dollar/sell Mexican Peso	$87,036			$83,609

(1)	The “Forward Position” in US dollars and the “Fair Value” presented above represent notional amounts. The net of these two amounts, an unrealized loss of $3,427,000 at September 30, 2001, represents the fair value of the forward contracts, and has been recorded in accrued liabilities in the accompanying consolidated balance sheet as of September 30, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See discussion under “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

     During the quarter ended September 30, 2001, the Company filed no reports on Form 8-K.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDRJ Investments (Lux) S.A.

/s/ MICHAEL A. DIGREGORIO

Michael A. DiGregorio
Senior Vice President and Chief Financial Officer of the
Advisory Committee (Principal Financial Officer)
November 14, 2001