Form 10-K405
period 2001-12-31
CDRJ INVESTMENTS LUX S A
filed 2002-04-01
CIK 1068906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to                 .

Commission File Number 333-62989

CDRJ Investments (Lux) S.A.

(Exact name of Registrant as specified in its charter)

Luxembourg	98-0185444
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)
174 Route de Longwy
L-1941 Luxembourg
Luxembourg
(352) 226027
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

      As of March 15, 2002, the registrant had outstanding 831,888 shares of common stock, par value $2.00 per share.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

i

PART I

Item 1. Business

General

      CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (“Parent”) is a holding company that conducts all of its operations through its subsidiaries. Prior to the consummation of the acquisition (the “Acquisition”) by the Parent of the Jafra Business (as defined) from The Gillette Company (“Gillette”), the terms “Company” and “Jafra” refer to the various subsidiaries and divisions of Gillette conducting the worldwide Jafra cosmetics business (the “Jafra Business”), and, following the consummation of the Acquisition, collectively to the Parent and its subsidiaries.

      Jafra is a manufacturer and marketer of premium skin and body care products, color cosmetics, fragrances, and other personal care products. Jafra markets its products through a direct selling, multilevel distribution system comprised of self-employed consultants (who perform the duties of sales representatives). Jafra’s business is comprised of one industry segment, direct selling, with worldwide operations. Financial information relating to geographic areas is incorporated by reference to the analysis of net sales and operating income by geographic area in Note 11 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

      Jafra was founded in 1956, as a California corporation, by Jan and Frank Day and was purchased by Gillette in 1973. The Company expanded into Latin America in 1977 and into Europe in 1978. On April 30, 1998, the Parent completed the Acquisition of Jafra from Gillette. The Parent was organized to effect the Acquisition. The Acquisition was sponsored by Clayton, Dubilier & Rice Fund V Limited Partnership (“CD&R Fund V”), a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. (“CD&R”), a private investment firm specializing in acquisitions that involve management participation.

Strategy

      The Company’s strategy consists primarily of the following key initiatives:

      Deploy Senior Management Team with Significant Direct Selling Experience. Jafra’s senior management team has an average of over 25 years of direct selling industry experience, including various senior management positions with Jafra competitors, Avon Products, Inc. (“Avon”) and Mary Kay Corporation (“Mary Kay”). Jafra believes that this management team will continue to provide the leadership required to attract new consultants and managerial talent, inspire new and existing consultants to greater productivity, and execute the Company’s new market development strategy.

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

      Increase Consultant Productivity. The Company plans to continue to focus on increasing the productivity, as measured by net sales divided by the average number of consultants, of its existing consultants by (i) offering an improved “product selling proposition” that generates excitement by linking Company products to the latest fashion trends and (ii) initiating improved marketing activities at the point of sale, by providing consultants with enhanced product training and promotional materials that emphasize the product selling proposition.

      Develop New and Enhanced Products. The Company plans to continuously introduce new and enhanced products based on technological advances and consumer demand by (i) being on the “cutting edge” in development of skin care formulations by fully availing itself of raw ingredients available from manufacturers worldwide, (ii) being a leader in identification of fashion trends which the Company integrates into its development of new shades of color cosmetics, and (iii) identifying new areas for product line development that utilize the Company’s selling system and brand positioning, such as advanced retinol treatment.

      Expand in New Markets. The Company believes that its existing distribution and manufacturing capabilities provide a strong platform for expansion within and into new and developing markets, which will allow it to diversify its revenue base. The Company began distributing products through new subsidiaries formed in the Dominican Republic, Peru, and Thailand in 2000, and in Brazil and Chile in 1999. The Company presently has operations in 14 countries outside the U.S. and in a number of additional countries through distributors. The Company intends to focus its expansion efforts in these new and developing markets by (i) growing the consultant base, (ii) increasing consultant productivity, and (iii) increasing operational efficiency. The Company may target additional international markets in the future, if the Company believes these markets (i) have proven to be receptive to direct selling techniques, (ii) demonstrate promising economic demographics, including population size, growth of gross domestic product and an expanding middle class, and (iii) evidence demand for quality cosmetic products.

      Utilize the Internet and Electronic Commerce to Augment Sales and Increase Productivity. The Company believes that use of the Internet as an order fulfillment tool by consultants will result in better service to both the consultants and their customers at a lower cost to the Company. During 2001, an expanded e-commerce platform was launched in the United States and in Mexico. In the United States, the e-commerce platform contains a broad range of functionality including order placing, order paying, and submission of new consultant contracts. In Mexico, certain consultants may use the Internet to obtain general information, view promotions, obtain lineage information and place orders. The Company expects that the availability of Internet access, twenty-four hours a day and seven days a week, will increase the overall satisfaction level of its consultants.

      Improve Operating Efficiency. The Company plans to continue to improve operating efficiency through cost-cutting, better inventory management, and streamlining of marketing efforts and product lines. In June of 1999, U.S. product manufacturing functions were outsourced to a third-party vendor, which has resulted in reduced product costs. In 2000, the Company repositioned its European business in order to generate additional operating efficiencies. In 2001, the Company placed greater marketing focus on certain types of “limited life” products (products that are only offered in the Company’s catalog for a limited period), which resulted in faster inventory turns and a reduced investment in inventories. In 2002, the Company plans to continue to evaluate its infrastructure costs to reduce operating costs as a percentage of sales.

Products

      Jafra continuously introduces new and revitalized products based on changes in consumer demand and technological advances in order to enhance the quality, image and price positioning of its products. During 2001, the Company launched 232 new products, including 72 that were designed to be used in connection with certain sales promotions. Research and development is conducted at the Jafra Skin, Body and Color Laboratory, located in the Westlake Village facility. Amounts incurred on research activities relating to the development of new products and improvement of existing products were $1.8 million in 2001, $1.9 million in 2000 and $2.1 million in 1999.

      Employees in the Research and Development Department formulate products and analyze them for chemical purity and microbial integrity. A separate small scale pilot batch is always produced and tested prior to full scale manufacture. Jafra continues to invest in the globalization and upgrading of its product lines by adding new formulations and contemporary fragrances. Through globalized product development, manufacturing and packaging, Jafra believes that it has enhanced the consistency and quality of its products in all geographic regions and across all product lines.

      The following table sets forth the sales of the Company’s principal product lines for the three years ended December 31, 2001, 2000 and 1999:

	2001		2000		1999

	Sales by	Percentage	Sales by	Percentage	Sales by	Percentage
	Product Line	of total	Product Line	of total	Product Line	of total
	($ in millions)	sales	($ in millions)	sales	($ in millions)	sales

Skin Care	$69.4	19.0%	$65.8	21.0%	$62.4	21.5%
Color Cosmetics	94.3	25.8	82.4	26.2	81.6	28.1
Fragrances	125.4	34.3	103.7	33.0	80.0	27.5
Body care and personal Care	37.0	10.1	29.6	9.4	30.7	10.6
Other(1)	39.3	10.8	32.6	10.4	35.8	12.3

Subtotal before shipping, handling and other fees	365.4	100.0%	314.1	100.0%	290.5	100.0%

Shipping, handling and other fees	14.7		10.5		9.1

Total	$380.1		$324.6		$299.6

(1)	Includes sales aids (e.g., party hostess gifts, demonstration products, etc.) and promotional materials.

      Skin Care. Jafra sells personalized skin programs in a unique free matrix skincare system that allows individuals to select a regiment to meet individual needs. Skin care products include cleansers, masks, skin fresheners and moisturizers for day and night. In addition to basic skin care products, Jafra offers specialty products to enhance skin texture and encourage cell revitalization, including its premier product, Royal Jelly Milk Balm Moisture Lotion, and products for maturing skin (Advanced Time Protector and Time Corrector), eye care (Optimeyes) and extra firming (Skin Firming Complex). All of these special care products use the most recent advances in biotech ingredients. Jafra is committed to maintaining contemporary formulas and routinely evaluating and updating its product offerings. During 2001, the Company added three additional products to the skin care line, including retinol capsules, featuring a slow release mechanism that increases product efficacy, while minimizing irritation, time corrector night moisturizer for mature skin with special ingredients to help reduce the appearance of deep wrinkles, and a therapeutic cooling hydrating mask. In 2002, the Company plans to launch new products that address skin pigmentation problems.

      Color. Jafra’s range of color cosmetics for the face, eyes, lips, cheeks and nails contribute significantly to Company results. The Company develops internally its lipstick formulas, foundations and mascaras. In 1999, the Company implemented a new color palette strategy by introducing seasonal color products, through innovative fashion color statements in the spring and fall shade product offerings. This has been a consistent strategy for 2000 and 2001, and has continued to drive the sales of color. In 2001, Jafra undertook a major restage of its entire color line. The new line consists of forty new products, including twelve new formulas. In total, the restage involved the repackaging of approximately 250 items. The new color line was launched in Mexico during the fourth quarter of 2001 and is scheduled to be launched globally in 2002.

      Fragrance. Direct selling is a significant distribution channel for fragrances, and Jafra’s new scents have enabled the Company to participate on an increasingly larger scale in this channel. In 1996, Jafra introduced Adorisse, a contemporary women’s fragrance, and Fm Force Magnetique, a prestige men’s fragrance. Jafra further extended its fragrance line in 1997 with Le Moiré for women and Legend for Men. In 1999, Jafra introduced Chosen, a prestige fragrance for women, as well as a special 20th anniversary fragrance for the Mexico market. The fragrance category includes line extensions such as body lotions, shower gels, deodorants, after-shave lotions and shave creams for some of the most popular fragrances. Jafra has a continued strategy of introducing new fragrances each year. In 2001, Sphera was introduced for women and Victus was introduced for men. In addition, new fragrances were distributed locally within Brazil in 2001 and more local fragrances are planned for distribution within Brazil in 2002. Two additional fragrances are planned to be tailored to, and marketed for the Mexican market in 2002.

      Body Care and Personal Care. Jafra markets a broad selection of body, bath, sun and personal care products, including deodorants and shampoos. Jafra’s premier body care product, Royal Jelly Body Complex, contains “royal jelly” (a substance produced by queen bees) in an oil-free deep moisturizing formula with natural botanical extracts and vitamins. Other offerings in the body care line include sunscreens, hand care lotions, contouring creams, revitalizing sprays, and bath products. While Jafra varies its product offerings and continues to develop new products, its Royal Almond and Precious Protein lines have been top sellers for nearly forty years. In the beginning of 2001, Jafra completed the global launch of two major body care products: The Tender Moments Baby Line and the Home Spa Line. The Tender Moments Baby Line consists of 5 products created to encourage the bonding and nurturing of mothers and babies. The Home Spa Line consists of aromatherapeutic oils, massage creams, and hydrotherapeutic products as well as related products, such as scented candles and music designed especially to suit Jafra’s direct sales distribution channel. In 2002, Jafra plans to leverage the Royal Almond brand by introducing Royal Ginger, a scent extension to the Royal Almond family, and to launch a line of specialty body products to address stretch mark recovery, bust firmness, body toning, and the reduction of the appearance of cellulite.

Marketing

      Strategy and Product Positioning. Jafra positions its products to appeal to a relatively wide range of market categories, demographic groups and lifestyles. Jafra products generally price at the higher end of the mass market category but slightly below prestige brands such as Clinique. As compared to its direct selling competitors, Jafra prices are in line with Mary Kay, but higher than Avon, which targets the lower to middle mass market.

      Product Strategy. Jafra’s product strategy is to provide customers with exciting and prestige quality product lines that fit into Jafra’s value-added demonstration sales techniques and promote the sale of multiple products per home visit. To that end, Jafra develops integrated products and actively promotes cross-selling among categories, thus encouraging multi-product sales and repeat purchases. Product variety and modernization are keys to the Company’s success. The Company continues to look for ways to expand product offerings and broaden its appeal in the marketplace. This led to the development of the Retinol capsules and the new color line.

      Marketing Material & Corporate Image. The Company supports its identity and corporate image through its energetic network of consultants and word-of-mouth. The Company uses a sophisticated and integrated promotional approach that includes meetings, marketing literature, and the Internet to create strong corporate imagery and support corporate identity.

Independent Sales Force

      Jafra’s self-employed sales force is comprised of approximately 369,000 consultants worldwide as of December 31, 2001. Approximately 68,000 of these consultants are in the U.S., 238,000 are in Mexico and 63,000 are in Europe and other markets. These consultants are not agents or employees of Jafra; they are independent contractors or dealers. They purchase products directly from the Company and sell them directly to their customers.

      More seasoned senior consultants, who have experience managing their own consultant networks, recruit and train the Company’s field level organization. Jafra sells substantially all of its products directly to its consultants. Each consultant conducts her Jafra sales operations as a stand-alone business, purchasing Jafra goods and reselling them to customers, as well as offering free personal care consultations. The Company’s independent sales force constitutes its primary marketing contact with the general public.

      Selling. The primary role of a Jafra consultant is to sell Jafra products. Although the majority of the Company’s sales occur as a result of person-to-person sales, the Company also encourages its consultants to arrange sales parties at customers’ homes. Sales parties permit a more efficient use of a consultant’s time, allowing the consultant to offer products and cosmetic advice to multiple potential customers at the same time, and provide a comfortable selling environment in which clients can learn about skin care and sample the

Jafra product line. Such parties also provide an introduction to potential recruits and the opportunity for referrals to other potential clients, party hostesses and recruits.

      Jafra does not require consultants to maintain any inventory. The Company believes that the inventory requirements of other leading direct sellers are often onerous to consultants. Instead, Jafra consultants can wait to purchase products from the Company until they have a firm customer order to fill. Consultants generally personally deliver orders to their customers within one week of placement of an order. By delivering products directly to the customer, the Jafra consultant creates an additional sales opportunity. The short-term delivery requirements and the nature of the Company’s business preclude any significant backlog.

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

      The Company also emphasizes its commitment to consultants’ personal and professional training, thereby building consultants’ management and entrepreneurial skills.

      Consultant Management and Training. To become a manager, a consultant must sponsor a specified number of recruits and meet certain minimum sales levels. Once a consultant becomes a manager, she is eligible to earn commissions on her personal sales plus overrides on the sales of her downline consultants. A manager continues to gain seniority in the Jafra sales force by meeting the prescribed recruitment and sales requirements at each level of management. At more senior levels, managers may have several junior managers who in turn sponsor and manage other managers and consultants. The most successful managers have many such downline managers and consultants, and earn commissions on their personal sales plus overrides on their downline group’s sales.

      Training for new consultants focuses first on the personalized selling of the Jafra product line, beginning with skin care and the administration of a Jafra business. Training is conducted primarily by the Company’s consultant managers. Managers train their downline consultants at monthly meetings using materials prepared by the Company. In training managers, the Company seeks to improve leadership and management skills, while teaching managers to motivate downline consultants to higher sales levels.

      Income Opportunities and Recognition. Consultants earn income by purchasing products from Jafra at retail discounts and selling to consumers at suggested retail prices. Once a consultant becomes a manager, her compensation also includes commissions or overrides on the wholesale value of paid sales made by herself and her recruits. The commissions and overrides are paid to motivate and compensate the managers to train, recruit and develop downline consultants. Additionally, the managers perform collection efforts on behalf of the Company, as the overrides paid on a consultant’s downline productivity are paid only upon the receipt of payment for the underlying product sale. While this commission and override based incentive system diminishes the Company’s profit, it results in increased numbers of consultants selling Jafra products, which ultimately earns greater profits for the Company. The Company believes that its structure of discounts, commissions and overrides to consultants is one of the most generous in the direct selling business.

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

International Operations

      Jafra’s international operations are subject to certain customary risks inherent in carrying on business abroad, including the risk of adverse currency fluctuations, the effect of regulatory and legal restrictions imposed by foreign governments, and unfavorable economic and political conditions.

      Jafra’s international operations are conducted primarily through operating subsidiaries in 14 countries outside the United States and in a number of additional countries through distributors. The Company’s most important markets to date are Mexico, the United States, and Europe, which represented approximately 66%, 21% and 7%, respectively, of total 2001 consolidated sales. See Note 11 of the consolidated financial statements appearing in Item 8. “Financial Statements and Supplementary Data.” The Company intends to increase revenues in markets other than Mexico in order to diversify its revenue base and to minimize any adverse impact that a downturn in the Mexican economy may have on the Company given the increasingly large percentage of sales attributable to the Mexican market. The Company’s remaining foreign subsidiaries (excluding Mexico and Europe) account for approximately 6% of total 2001 consolidated sales which inherently reduces the risks of any adverse impact on consolidated results. In addition, the Company has entered into foreign currency forward exchange and option contracts to help mitigate the risk that a potential currency devaluation in Mexico would have on the Company’s operations and liquidity. See Item 7a. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Manufacturing

      Jafra has a manufacturing facility in Naucalpan, Mexico, which is near Mexico City. This facility produces color cosmetics and most of Jafra’s fragrances. During 2001, the company began manufacturing, through a third-party, a limited number of items in Brazil for sale in South America. The Company anticipates that in 2002, one-third of the Brazilian sales will be of locally manufactured products. Until June of 1999, the Company produced skin care and personal use products at its Westlake Village, California manufacturing facility. In June of 1999, the Company outsourced its U.S. product manufacturing functions to a third-party contractor (the “Contractor”).

      The Company and the Contractor entered into a manufacturing agreement, dated as of June 10, 1999 (the “Manufacturing Agreement”). Subject to the terms and conditions of the Manufacturing Agreement, the Contractor has agreed to manufacture all of the Company’s requirements for certain cosmetic and skin care products for an initial term of five years. Following the expiration of the initial five-year term, the Manufacturing Agreement will be automatically extended for additional one-year terms unless terminated by six months’ prior written notice by either party. The Manufacturing Agreement provides for price renegotiations by the Contractor if the Company’s quarterly or annual purchase volume falls below specified minimums. The Manufacturing Agreement requires the Contractor to maintain insurance to cover costs associated with any product liability or product recall caused by the acts or omissions of the Contractor. In addition, the Company is obligated to purchase materials acquired by the Contractor based upon product forecasts provided by the Company if the Contractor is unable to sell such materials to a third-party. The Contractor is solely responsible for obtaining the inventories, manufacturing the inventories at its current location in Chino, California, complying with applicable laws and regulations, and performing quality assurance functions.

      The Company purchases from other third-party suppliers certain finished goods and raw materials for use in its manufacturing operations. In general, the Company does not have written contracts with its other suppliers. Finished goods and raw materials used in the Company’s products, such as glass, plastics, and chemicals, generally are available stock items or can be obtained to Company specifications from more than one potential supplier.

Distribution

      Through the year ended December 31, 2001, the Company used fourteen distribution centers around the world, eight of which are operated by Company personnel and six of which are outsourced. Effective January 2002, the Company uses twelve distribution centers, eight of which are operated by Company personnel and three of which are outsourced. The U.S. warehouses in Bridgeport, New Jersey and Westlake Village, California currently stock the entire Jafra product line. In Mexico, the Company has historically outsourced virtually all of its distribution to third-parties. However, in January 2002, the Company opened a distribution center in Mexico and terminated the third-party distribution function. This distribution center services all consultants in Mexico. Management believes that its facilities are adequate to meet demand in its existing markets for the foreseeable future.

      Typically, owned or leased distribution centers are located in an area that allows for direct delivery to consultants by either post or carrier. Maintaining a short delivery cycle in direct selling is an important competitive advantage.

Competition

      Jafra sells all of its products in highly competitive markets. The principal bases of competition in the cosmetics direct selling industry are price, quality and range of product offerings. On the basis of information available to it from industry sources, management believes that there are over a thousand companies (including both direct sales and cosmetic manufacturing companies) that sell products that compete with Jafra’s products. Several direct sales companies compete with Jafra in sales of cosmetic products, and at least two such competitors, Mary Kay and Avon, are substantially larger than Jafra in terms of total independent salespersons, sales volume and resources. In addition, Jafra’s products compete with cosmetics and toiletry items manufactured by cosmetic companies that sell their products in retail or department stores. Several of such competitors are substantially larger than Jafra in terms of sales and have substantially more resources. Jafra also faces competition in recruiting independent salespersons from other direct selling organizations whose product lines may or may not compete with Jafra’s products.

      Jafra believes that its senior management team with a strong direct selling track record, motivated and loyal direct sales force, prestige quality product lines, product development capabilities, geographic diversification, short delivery cycle, and manufacturing technology are significant factors in establishing and maintaining its competitive position.

Patents and Trademarks

      Jafra’s operations do not depend to any significant extent upon any single trademark other than the Jafra trademark. Some of the trademarks used by Jafra, however, are identified with and important to the sale of Jafra’s products. Some of Jafra’s more important trademarks are: Adorisse (a contemporary women’s fragrance), Eau D’Aromes (revitalizing fragrance spray), JF9 (a men’s prestige fragrance), Legend for Men (a men’s premium fragrance), Le Moiré (a contemporary women’s fragrance), and Optimeyes (eye treatment lotion). Jafra’s operations do not depend to any significant extent on any single or related group of patents, although the Company has applied for or received patent protection in its major markets for certain skin creams, dispensers and product containers, nor do they rely upon any single or related group of licenses, franchises or concessions. Jafra has in the past licensed know-how from Gillette relating to the design, development and manufacture of its products and is permitted to continue to use such know-how in connection with its products.

      In 1998, a former employee of Gillette filed applications to register the Jafra trademark in Algeria, Bangladesh, China, Cyprus, Egypt, Gambia, Ghana, Guyana, India, Kenya, Malawi, Morocco, Nigeria, OAPI, Pakistan, Sierra Leone, Syria, Sudan, Surinam, Tanzania, Tunisia, Zambia, and Zimbabwe, jurisdictions in which Jafra does not currently operate. In 1998, Gillette obtained a court order prohibiting this employee from transferring or licensing such trademark applications and registrations and requiring that the trademark applications and registrations be assigned to Gillette. The documentation has been transferred to Jafra. Jafra has filed the documents obtained from this former employee in those jurisdictions in which the documentation will be accepted in order to secure the abandonment and cancellation of this employee’s applications and registrations. If Jafra is not able to secure cancellation or abandonment of the applications and registrations in these jurisdictions, Jafra may be prohibited from distributing its products in these jurisdictions.

Management Information Systems

      During 2001, the Company redefined its Internet strategy and continued to develop and implement an expanded e-commerce system. The expanded e-commerce platform became operational in the U.S. during

June 2001, with the consultant adoption rate averaging 15% of order volume by year end. In Mexico, an e-commerce platform was launched during the second half of 2001. The Company also selected a new platform to run its core operations in the U.S. The U.S. business will replace the order entry, fulfillment, commission and override processing and financial system software with Enterprise Resource Planning (ERP) software from JD Edwards by late 2002. The Company anticipates that this new system will be leveraged to improve computer operations in other Jafra markets during 2003 and 2004. During 2001, the Company modified its European information systems to support a streamlined European organization and to achieve compliance with the euro. The system modifications were conducted without significant cost and did not have any adverse affects on the business or operations.

Seasonality

      The Company’s sales in the fourth quarter of the year are typically higher than in the other three quarters of the year due to seasonal holiday purchases. Fourth quarter net sales were approximately 27% of total net sales in 2001 and 28% of net sales in 2000. Fourth quarter operating profit was 31% and 35% of total operating profit in 2001 and 2000, respectively.

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

Employees

      As of December 31, 2001, the Company had 847 full-time employees, of which 273 were employed in the U.S. and 574 in other countries. On a functional basis, 187 were in manufacturing, warehousing, distribution and technical operations, 452 were in sales and marketing, and 208 were in administration. The Company also had 308 outside contract employees.

Item 2. Properties

      The Company is headquartered and maintains a warehouse and distribution facility in Westlake Village, California, 40 miles north of Los Angeles. Manufacturing is done on a global basis for the color and fragrance product lines at the Company’s facility in Naucalpan, Mexico. The Westlake Village, California and Naucalpan, Mexico facilities are owned by the Company, except for a small portion of the Naucalpan facility that is leased. In addition, the Company leases certain distribution facilities, sales offices and service centers to facilitate its operations globally. As of January 1, 2002, the Company is utilizing a leased distribution center in Lerma, Mexico. The Company’s properties are suitable and adequate to meet its current and anticipated requirements.

Item 3. Legal Proceedings

      The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      There is no established public trading market for Parent common stock (the “Common Stock”). The number of holders of record of the Company’s Common Stock on March 15, 2002 was 32. On October 1, 1999, a former member of management exercised options to purchase 579 shares of Common Stock for a purchase price of $100 per share, or a total of $57,900, and then sold a total of 2,317 shares of Common Stock back to the Company at $150 per share, or a total of $347,550; on November 19, 1999, certain members of management and a director purchased an aggregate of 2,457 shares of Common Stock for a purchase price of $150 per share, or a total of $368,550; on July 11, 2000, a member of management purchased 316 shares of Common Stock for a purchase price of $150 per share, or a total of $47,400; on July 27, 2000, a former member of management exercised options to purchase 158 shares of Common Stock for a purchase price of $100 per share, or a total of $15,800, and then sold a total of 632 shares of Common Stock back to the Company at $210 per share, or a total of $132,720; on August 9, 2000, certain members of management purchased an aggregate of 4,108 shares of Common Stock for a purchase price of $210 per share, or a total of $862,860; on November 6, 2000, a former member of management sold 316 shares of Common Stock back to the Company at $210 per share, or a total of $66,360; on February 10, 2001, certain members of management purchased an aggregate of 474 shares of Common Stock for a purchase price of $210 per share, or a total of $99,540; on June 14, 2001, a former member of management and a former director, sold an aggregate total of 2,563 shares of Common Stock back to the Company at $250 per share, or a total of $640,750; on September 19, 2001, a former member of management exercised options to purchase 210 shares of Common Stock for a purchase price of $150 per share, or a total of $31,500, and then sold a total of 526 shares of Common Stock back to the Company at $250 per share, or a total of $131,500. All of these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, as either offerings to accredited investors under Regulation D or offerings to employees under Rule 701. See Item 12. “Security Ownership of Certain Beneficial Owners and Management.” No dividends have been paid by Parent on its shares of the Common Stock nor does Parent expect to pay dividends on its Common Stock in the foreseeable future. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors of Parent, subject to the restrictions set forth in the Senior Credit Agreement and the indenture for its Senior Subordinated Notes (the “Indenture”), which currently restrict the payment of cash dividends to stockholders, and restrictions, if any, imposed by other indebtedness outstanding from time to time. See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources.”

Item 6. Selected Financial Data

      The following is a summary of selected financial data of the Company (amounts in millions except for consultant and consultant productivity data). The selected financial data as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 are derived from the audited financial statements which appear in Item 8. “Financial Statements and Supplementary Data.” The related selected financial data should be read in conjunction with such financial statements and notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All other financial data presented has been derived from audited financial statements of the Company which are not included herein. The financial data prior to April 30, 1998 reflect the Jafra Business prior to the Acquisition and are referred to as the “Predecessor” operations.

					Predecessor

				Eight Months	Four Months
	Years Ended December 31,			Ended	Ended	Year Ended
				December 31,	April 30,	December 31,
	2001	2000	1999	1998	1998	1997

Statement of Operations Data:
Net sales(a)	$380.1	$324.6	$299.6	$176.4	$80.0	$236.7
Cost of sales(b)	87.0	79.5	82.3	56.3	22.7	68.6

Gross profit	293.1	245.1	217.3	120.1	57.3	168.1
Selling, general and administrative expenses(a)	236.8	200.0	183.9	112.8	51.9	147.7
Restructuring and other non-recurring charges(c)	—	2.6	4.8	—	—	0.4
Loss (gain) on sale of assets	0.1	0.1	(1.0)	0.2	—	(0.1)

Income from operations	56.2	42.4	29.6	7.1	5.4	20.1
Other income (expense):
Exchange (loss) gain	(9.7)	(11.7)	3.3	(1.8)	1.4	0.3
Interest (expense) income, net	(13.3)	(15.7)	(16.9)	(11.5)	0.1	0.3
Other income (expense), net	(0.1)	1.6	0.1	(0.1)	0.1	(0.5)

Income (loss) before income taxes, extraordinary item and cumulative effect of accounting change	33.1	16.6	16.1	(6.3)	7.0	20.2
Income tax expense	17.4	10.0	10.9	1.7	2.9	4.8

Income (loss) before extraordinary item and cumulative effect of accounting change	15.7	6.6	5.2	(8.0)	4.1	15.4
Extraordinary loss on early extinguishment of debt, net of income tax benefit of $0.2 in 2000 and $0.2 in 1999.	—	0.3	0.6	—	—	—

Income (loss) before cumulative effect of accounting change	15.7	6.3	4.6	(8.0)	4.1	15.4

Cumulative effect of accounting change, net of income tax expense of $0.1(f)	0.1	—	—	—	—	—

Net income (loss)	$15.8	$6.3	$4.6	$(8.0)	$4.1	$15.4

Balance Sheet Data (at end of period):
Cash and cash equivalents	$6.7	$5.8	$4.9	$18.4		$10.2
Working capital	14.2	19.2	34.2	22.9		22.6
Property and equipment, net	59.6	51.4	50.6	56.2		43.7
Total assets	291.1	276.9	278.4	288.6		175.2
Total debt	93.1	109.0	133.5	141.5		8.5
Stockholders’ equity	$96.0	$81.2	$75.8	$75.4		$77.3

					Predecessor

				Eight Months	Four Months
	Years Ended December 31,			Ended	Ended	Year Ended
				December 31,	April 30,	December 31,
	2001	2000	1999	1998	1998	1997

Other Financial Data:
EBITDA(d)	$63.8	$51.6	$36.8	$12.1	$6.9	$24.0
Net cash provided by (used in) operating activities	30.1	32.5	(1.6)	18.1	(8.0)	26.7
Net cash provided by (used in) investing activities	(11.7)	(7.2)	(3.1)	(211.1)	2.6	(5.8)
Net cash provided by (used in) financing activities	(16.6)	(23.5)	(7.4)	211.7	(8.8)	(19.0)
Depreciation and amortization	7.7	7.6	7.1	5.1	1.4	4.4
Amortization of deferred financing fees	1.4	1.4	1.8	1.4	—	—
Capital expenditures	$11.4	$7.1	$5.8	$6.4	$6.1	$8.9
Total ending consultants	369,000	310,000	292,000	247,600	220,000	220,800
Average ending consultants(e)	362,000	307,000	275,000	238,000	215,000	205,000
Ordering consultants(e)	180,000	150,000	137,000	116,000	109,000	104,000
Consultant productivity(e)	$1,050	$1,057	$1,089	$1,114	$1,114	$1,155

(a)	Reclassifications have been made to all prior periods to reflect late fees charged to consultants, previously reported as reductions to selling, general and administrative expenses, in net sales. The amounts that have been reclassified as net sales are $0.5 million, $0.4 million, $0.2 million, $0.1 million, and $0.3 million for the years ended December 31, 2000 and 1999, the eight-month period ended December 31, 1998, the four-month period ended April 30, 1998, and the year ended December 31, 1997, respectively.

(b)	Cost of sales for the eight months ended December 31, 1998 includes a $2.7 million charge relating to the sale of certain inventories that were revalued to fair value in conjunction with the Acquisition.

(c)	Restructuring and other non-recurring charges include the following: for 2000, approximately $1.6 million of restructuring charges and approximately $1.0 million of asset impairment charges; for 1999, approximately $3.7 million of restructuring charges and approximately $1.1 million of asset impairment charges; for 1997, net reorganization charges of $3.5 million that were partially offset by a cash recovery of $2.3 million resulting from the settlement of a legal action brought by the Company against a computer systems contractor for which a $5.4 million charge was taken in 1996, and a gain of $0.8 million relating to the sale of a facility that had previously been written-off.

(d)	EBITDA is defined as income or loss before income taxes, net interest expense, exchange gains and losses, depreciation and amortization, extraordinary items and the cumulative effect of accounting change. The Company believes that EBITDA provides useful information regarding the Company’s ability to service debt but should not be considered in isolation or as a substitute for the statement of operations or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America and included elsewhere in this Form 10-K or as a measure of the Company’s operating performance, profitability or liquidity. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences and methods of calculation.

(e)	In 2001, the Company re-defined consultant productivity as net sales in U.S. dollars divided by the annual average number of consultants. Full year 1998 consultant productivity is shown for comparability purposes. Previously reported consultant productivity amounts have been restated to conform to the 2001 presentation. The average consultant base is calculated based on the total ending consultant base for each of the prior twelve months. A consultant is included in the total ending consultant base if she places an order within the past four months. The Company defines an ordering consultant as a consultant who has placed an order within the past month.

(f)	In connection with the adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) on January 1, 2001, the Company recorded a net gain of $126,000 (net of a tax effect of $82,000) as a cumulative transition adjustment to earnings.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the information contained in the consolidated financial statements and notes thereto included in Item 8. “Financial Statements and Supplementary Data” in this Form 10-K. These statements have been prepared in conformity with accounting principles generally accepted in the United States of America and require management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates.

Results of Operations

      The following table represents selected components of the Company’s results of operations, in millions of dollars and as percentages of net sales. The table reflects the operations of the Company for the years ended December 31, 2001, 2000 and 1999.

	Years Ended December 31,

	2001		2000		1999

	($ in millions)
Net sales	$380.1	100.0%	$324.6	100.0%	$299.6	100.0%
Cost of sales	87.0	22.9	79.5	24.5	82.3	27.5

Gross profit	293.1	77.1	245.1	75.5	217.3	72.5
Selling, general and administrative expenses	236.8	62.3	200.0	61.6	183.9	61.4
Restructuring and impairment charges	—	—	2.6	0.8	4.8	1.6
Loss (gain) on sale of assets	0.1	0.0	0.1	0.0	(1.0)	(0.4)

Income from operations	56.2	14.8	42.4	13.1	29.6	9.9
Exchange (loss) gain	(9.7)	(2.6)	(11.7)	(3.6)	3.3	1.1
Interest expense, net	(13.3)	(3.5)	(15.7)	(4.8)	(16.9)	(5.6)
Other income (expense), net	(0.1)	0.0	1.6	0.5	0.1	0.0

Income before income taxes, extraordinary item and cumulative effect of accounting change	33.1	8.7	16.6	5.2	16.1	5.4
Income tax expense	17.4	4.6	10.0	3.2	10.9	3.7

Income before extraordinary item and cumulative effect of accounting change	15.7	4.1	6.6	2.0	5.2	1.7
Extraordinary loss on early extinguishment of debt, net of income tax benefit of $0.2 in 2000 and $0.2 in 1999	—	—	0.3	0.1	0.6	0.2

Income before cumulative effect of accounting change	15.7	4.1	6.3	1.9	4.6	1.5
Cumulative effect of accounting change, net of income tax expense of $0.1	0.1	0.0	—	—	—	—

Net income	$15.8	4.1%	$6.3	1.9%	$4.6	1.5%

(1)	Reclassifications have been made to all prior periods to reflect late fees charged to consultants, previously reported as reductions to general and administrative expenses, in net sales. The amounts that have been reclassified as net sales are $0.5 million and $0.4 million for the years ended December 31, 2000 and 1999, respectively.

Year ended December 31, 2001 compared to year ended December 31, 2000

      Net sales. Net sales for 2001 increased to $380.1 million from $324.6 million in 2000, an increase of $55.5 million, or 17.1%. The Company’s average ending number of consultants worldwide increased 17.9% to approximately 362,000 consultants in 2001, an increase of 55,000 consultants over the 2000 average. The number of ordering consultants increased to approximately 180,000 consultants, 20.0% over the number of ordering consultants in 2000. In general, consultants are considered to be ordering consultants if they place an order within the past month. The Company defines consultant productivity as net sales in U.S. dollars divided by the annual average number of consultants. A consultant is included in the total ending consultant base if she places an order within the past four months. The average consultant base is calculated based on the total ending consultant base consultants for each of the prior twelve months. The Company’s consultant productivity decreased 0.7% between 2001 and 2000 due to geographic mix and planned program changes in the U.S. which encouraged greater activity at the expense of productivity. Consultant productivity in Mexico increased 3.5%.

      In Mexico, net sales, excluding intersegment sales, for 2001 increased to $249.8 million from $201.7 million in 2000, an increase of $48.1 million, or 23.8%. Sales in Mexico in local currency increased by 22.2% over 2000 net sales. The year-to-year increase was driven by an increase in the average number of consultants, an increase in consultant productivity, and an increase in average consultant branches, or leaders. Mexico defines a branch or leader as a consultant with twelve or more active consultants in her downline. The average number of leaders in 2001 increased 20.4% compared to the 2000 average. In Mexico, the average number of consultants in 2001 increased to approximately 229,000, or 19.6% over the 2000 average.

      In the U.S., net sales, excluding intersegment sales, for 2001 increased to $80.8 million from $75.2 million in 2000, an increase of $5.6 million, or 7.4%. During the later part of 2000, the U.S. established two distinct selling divisions to focus on the individual characteristics of the Hispanic Division and the General Division. The focus on the distinct selling divisions contributed to the overall sales increase. Sales in the Hispanic Division increased 8.0% and sales in the General Division increased 6.3% compared to 2000 sales. The year-to-year increase was also driven by an overall increase in the number of consultants and an increase in the percentage of active consultants, partially offset by a decrease in productivity. In the U.S., the average number of consultants in 2001 increased to approximately 66,000, or 7.8% above the 2000 average. The percent of ordering consultants increased to 53.5% of all consultants, compared to 49.6% in 2000. Consultant productivity decreased 6.1% over consultant productivity in 2000.

      In Europe, net sales, excluding intersegment sales, for 2001 decreased to $26.5 million from $27.0 million in 2000, a decrease of $0.5 million, or 1.9%. The decline in net sales is primarily attributed to unfavorable exchange rates due to the weakening of local currency compared to the U.S. dollar. If exchange rates remained constant between 2000 and 2001, net sales would have increased nominally. In Europe, the average number of consultants was consistent at an average of 17,000 consultants each year.

      Gross profit. Gross profit in 2001 increased to $293.1 million from $245.1 million in 2000, an increase of $48.0 million, or 19.6%. Gross profit as a percentage of sales (gross margin) increased to 77.1% from 75.5%.

      In Mexico, gross margin improved primarily due to reduced product costs, while prices increased in line with inflation. During 2001, the peso strengthened 5.2% compared to the U.S. dollar in 2000. The strengthening of the peso resulted in reduced product costs as the Company benefited from foreign currency gains as some inventory and components are purchased in U.S. dollar-denominated transactions. These gains were partially offset by derivative losses on forward contracts used to purchase inventory and accounted for using hedge accounting. Mexico’s fourth quarter 2000 gross margin included certain adjustments related to changes in cost accounting estimates, totaling $3 million. These changes resulted in increased margins of 76.5% in the fourth quarter of 2001 compared to 67.7% in the fourth quarter of 2000 and 76.8% for the year ended December 31, 2001 compared to 74.4% for the year ended December 31, 2000.

      In the U.S., the gross margin decreased as a result of a more aggressive promotional mix. In 2001, the U.S. sold less regular resale items and more promotional and non-resale items. In 2001, 46.7% of resale items sold were non-promotional, regular resale products, compared to 55.0% in 2000. Regular resale items typically contribute to a greater margin than promotional or non-resale items.

      In Europe, gross margin in 2001 increased to approximately 79.9% compared to 76.8% in 2000 primarily due to a more favorable product mix and less aggressive discounting.

      Selling, general and administrative expenses. SG&A expenses in 2001 increased to $236.8 million from $200.0 million in 2000, an increase of $36.8 million, or 18.4%. SG&A as a percentage of net sales increased in 2001 to 62.3% from 61.6% in 2000.

      In Mexico, SG&A as a percentage of net sales increased to 48.8% for 2001 compared to 46.1% in 2000. The primary factors for the increase in SG&A as a percentage of net sales were sales promotional expenses, distribution costs and administrative expenses. Sales promotional expenses increased because there was additional promotional activity in 2001 in an effort to generate sales. Distribution costs increased proportionally more than sales due to the shipment of more small packages. Administrative expense increased primarily due to additional expenses related to reserves for uncollectible accounts receivable. Mexico charged $7.7 million to bad debt expense during 2001, of which $3.8 million was charged during the fourth quarter due to declining consultant liquidity as a result of the general slowdown of the economy.

      In the U.S., SG&A, as a percentage of net sales was relatively consistent at approximately 64%. Commission and override expenses increased $1.1 million in 2001 compared to 2000; however, remained at approximately 18.5% of total net sales in both years. Selling expenses increased proportionally more than sales due to the implementation of the expanded e-commerce platform in 2001. In 2001, there was approximately $1.2 million of increased incremental e-commerce related expenses. The percentage increase in selling expenses is partially offset by a decrease in sales promotional expense and administrative expense, as a percentage of net sales. Expenditures on major events were scaled back, which resulted in a decrease in sales promotional expenses and cost savings measures were employed in 2001 in an effort to reduce administrative expense.

      In Europe, SG&A expenses in 2001 decreased to 72.3% of net sales compared to 74.6% in 2000, primarily as a result of the Company’s repositioning and restructuring activities in Europe in the second half of 2000.

      Developing markets, particularly Brazil, incurred additional SG&A expenses in 2001 compared to 2000 due to the growing nature of the business and an increase in the allowance for bad debts as a result of declining consultant liquidity and economic difficulties. Corporate expenses increased $1.8 million because of increased compensation expenses in 2001 primarily related to bonuses compared to 2000 and increased infrastructure expenses to support the growing business.

      Restructuring and impairment charges. There were no restructuring and impairment charges for 2001 compared to $2.6 million for 2000. In 2000, the Company recorded approximately $1.6 million of restructuring charges and approximately $1.0 million of asset impairment charges. The restructuring charges in 2000 related to the Company’s repositioning activities in Europe, and consisted primarily of severance costs. The asset impairment charges consisted of approximately $0.3 million related to the Company’s repositioning activities in Europe and approximately $0.7 million relating to the writedown of certain capitalized computer software costs in the United States. In 2000, the Company consolidated the sales support and administrative functions for Austria, Italy, and the Netherlands in Germany. Field sales personnel continue to perform sales and marketing functions in those locations, but the requirements for local office space and resources have been significantly reduced. In addition, the Company implemented a plan to close its Poland operation, and began serving that territory through a distributor in 2001.

      Exchange loss. The Company’s net foreign exchange loss in 2001 was $9.7 million compared to $11.7 million in 2000, a decrease in exchange loss of $2.0 million. The Company’s foreign exchange gains and losses primarily result from its operations in Mexico. The net exchange loss has three primary elements: gains or losses on forward currency contracts, unrealized and realized gains or losses on the remeasurement of U.S. dollar-denominated debt, and gains or losses on transactions denominated in foreign currencies.

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities and requires such instruments to be measured and recorded at fair value. The derivative instruments utilized by the Company did not qualify for hedge accounting under applicable standards prior to adoption of SFAS No. 133, and accordingly such instruments were marked-to-market with gains and losses included as a component of exchange loss in the statement of operations for the year ended December 31, 2000. Under SFAS No. 133, certain derivative contracts do not qualify for hedge accounting and the resulting fair value is recorded as a component of exchange loss. However, under SFAS No. 133, the Company’s use of forward contracts to hedge certain forecasted transactions now qualifies for hedge accounting. Unrealized gains and losses from such derivative instruments are deferred as a separate component of other comprehensive income, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from certain forward exchange contracts with the corresponding gains and losses generated by the underlying hedged transaction.

      In 2001, the Company continued to use forward contracts to protect against potential devaluation of the Mexican peso by selling Mexican pesos and buying U.S. dollars. Throughout 2001, the forward currency contract pricing reflected the market’s expectation that the peso would devalue relative to the dollar. However, in 2001, the peso to U.S. dollar exchange rate strengthened, resulting in exchange losses of $12.2 million related to forward contracts. Upon implementation of SFAS 133 on January 1, 2001, the Company had certain forward contracts not designated as hedges. During 2001, the Company recognized foreign exchange losses totaling $11.4 million on certain forward contracts not designated as hedges under SFAS No. 133. As the Company utilizes hedge accounting pursuant to SFAS No. 133 for forward contracts to hedge certain forecasted transactions, certain losses are deferred as a separate component of other comprehensive income and recognized in income at the same time that the underlying hedged exposure is recognized in income. During 2001, $5.5 million of losses were deferred and $0.8 million was recognized as a component of exchange loss and $1.0 million was recognized as cost of sales, resulting in $3.7 million of exchange losses deferred as a component of other comprehensive income at December 31, 2001. The contracts are remeasured each month and the fair value of the contracts is included in current liabilities. As the Mexican peso strengthened in 2001, the Company recognized $2.8 million of exchange gains on the remeasurement of U.S. dollar-denominated debt in 2001. Additionally, the Company recognized $0.3 million of net unrealized and realized exchange losses on other transactions denominated in foreign currencies.

      In 2000, the peso to U.S. dollar exchange rate was stable, resulting in $10.0 million of exchange losses on forward contracts. The remeasurement of U.S. dollar-denominated debt in 2000 resulted in an exchange loss of $0.7 million, as the peso weakened against the U.S. dollar at year-end. Net realized and unrealized losses on other foreign currency transactions were $0.6 million.

      Interest expense. Interest expense decreased to $13.3 million in 2001 from $15.7 million in 2000, a decrease of $2.4 million, or 15.3%. The decrease was due to a lower debt balance, as total debt decreased approximately $15.9 million from 2000 to 2001, and lower average interest rates.

      Other income (expense). Other expense in 2001 was nominal compared to other income for 2000 of $1.6 million, which consisted primarily of income related to the recovery of the effect of inflation from a receivable due from the Mexican government related to taxes.

      Income tax expense. Income tax expense increased to $17.4 million in 2001 from $10.0 million in 2000, an increase of $7.4 million, or 74.0%. The increase in income tax expense is the result of increased income generated by the Company’s U.S. and Mexico subsidiaries in 2001 compared to 2000 and approximately $0.6 million of tax provision related to certain tax adjustments in Europe. In 2001, the Company’s effective income tax rate decreased to 52.5% from a 59.9% effective income tax rate in 2000. The decrease in the effective income tax rate is driven by taxable income generated by the Company’s European subsidiary in 2001, compared to a tax loss without any tax benefit in 2000. This decrease in the effective income tax rate is partially offset by higher effective income tax rates in the Company’s Mexico and U.S. subsidiaries.

      Net income. Net income increased to $15.8 million in 2001 from $6.3 million in 2000, an increase of $9.5 million, or 150.8%. The increase was due to a $48.0 million increase in gross profit, a $2.6 million decrease in restructuring and impairment charges, a $2.0 million decrease in exchange loss, a $2.4 million decrease in interest expense, a $0.3 million decrease in extraordinary loss on early extinguishment of debt, net of tax, and a $0.1 million gain on the cumulative effect of accounting change, net of tax, partially offset by a $36.8 million increase in selling, general and administrative expenses, a $1.7 million decrease in other income (expense), and a $7.4 million increase in income tax expense.

Year ended December 31, 2000 compared to year ended December 31, 1999

      Net sales. Net sales for 2000, excluding intersegment sales, increased to $324.6 million from $299.6 million in 1999, an increase of $25.0 million, or 8.3%. Sales in local currencies for 2000 increased by 9.6% over 1999. The Company’s average number of consultants worldwide increased to approximately 307,000 in 2000, or 11.6%, over the 1999 average. The average number of consultants in Brazil increased by approximately 11,000 in 2000, which accounts for one-third of the Company’s total increase over the 1999 average. The Company’s consultant productivity decreased 2.9% in 2000, as increased productivity in Mexico was not enough to offset declines in productivity in the U.S. and Europe, and consultant productivity in Brazil is below the average for the Company due to lower comparative U.S. dollar consumer purchasing power.

      In Mexico, net sales, excluding intersegment sales, for 2000 increased to $201.7 million from $175.9 million in 1999, an increase of $25.8 million, or 14.7%. Sales in Mexico in local currency increased by 13.4% over 1999. The year-to-year increase was driven by the larger consultant base, product price increases, the introduction of new products and increased productivity of consultants. In Mexico, the average number of consultants in 2000 increased to approximately 192,000, or 6.7% over the 1999 average. Consultant productivity in Mexico increased 7.5% in 2000.

      In the U.S., net sales for 2000, excluding intersegment sales, increased to $75.2 million from $74.5 million in 1999, an increase of $0.7 million, or 0.9%. In 1999, U.S. net sales included low margin sales to a third-party manufacturer of $1.2 million, and there were no such sales in 2000. In addition, during 1999, the U.S. generated $0.9 million of net sales in the Dominican Republic. The Company established a separate subsidiary in the Dominican Republic in 2000, so that territory is no longer a source of sales for the U.S. Excluding the impact of these two items, net sales in the U.S. for 2000 increased 3.9%, primarily due to increases in the number of consultants, partially offset by lower productivity. In the U.S., the average number of consultants in 2000 increased to approximately 62,000, or 10.7% above the 1999 average. The U.S. implemented a program in 2000 whereby consultants received higher discounts on their purchases, at lower order sizes than before. This stimulated growth of consultants and ordering activity, but at lower average order sizes, resulting in lower productivity per order.

      In Europe, net sales for 2000 decreased to $27.0 million from $33.1 million in 1999, a decrease of $6.1 million, or 18.4%. Contributing to the sales decline was an unfavorable exchange rate impact on sales of $1.9 million. Excluding the exchange rate impact, net sales decreased 12.7%, principally due to decreases in the number and productivity of consultants. In Europe, the average number of consultants in 2000 decreased to approximately 17,000, or 5.6% less than the 1999 average. Consultant productivity in Europe decreased 13.6% in 2000.

      Gross profit. Gross profit in 2000 increased to $245.1 million from $217.3 million in 1999, an increase of $27.8 million, or 12.8%. Gross profit as a percentage of sales (gross margin) increased to 75.5% from 72.5%.

      In Mexico, the margin improved due to sales price increases, a more favorable product mix, and reduced product costs. The reduced product costs for 2000 included foreign exchange gains from inventory and components purchased in U.S. dollar-denominated transactions when the peso was stronger against the U.S. dollar compared to 1999. Mexico’s fourth quarter 2000 gross margin decreased compared to the fourth quarter of 1999 due to a combination of certain adjustments related to changes in cost accounting estimates, totaling $3 million, a higher promotional product mix due to the holiday season, and sales of slow moving inventory items at lower margins in the fourth quarter of 2000 as part of a plan to increase inventory turnover and reduce investment in inventory. In the U.S., the margin improvement was the result of improved gross margins on both regular and promotional products as a result of price increases and product cost reductions. The margin on non-resale items (demonstration products used by consultants, but not re-sold to clients) improved significantly from the comparable prior year period due to price increases and the reconfiguration of cases sold to first-time consultants. The reduced product costs in the U.S. and Mexico included cost reductions on skin and body products that were not achieved until the beginning of the third quarter of 1999, after the U.S. manufacturing of these products was outsourced. In Europe, margins were flat in 2000 compared to 1999, reflecting the lower product costs discussed above, offset by an increase due to the strengthening of the dollar against European currencies.

      Selling, general and administrative expenses. SG&A expenses in 2000 increased to $200.0 million from $183.9 million in 1999, an increase of $16.1 million, or 8.8%. SG&A as a percentage of net sales increased in 2000 to 61.6% from 61.4% for 1999.

      In Mexico, SG&A as a percentage of net sales for 2000 was virtually the same as in 1999 at approximately 46.0%. The primary drivers of the increased expenses of $12.7 million were increased sales promotional, commission and override expenses, which tend to increase proportionally with sales, and increased administrative expenses, which represent additional infrastructure costs to support the higher sales volume. The U.S. incurred additional sales promotional expenses in 2000 primarily as a result of the Company’s decision to hold two major promotional events within the same year, compared to just one in 1999, as part of the Company’s commitment to expand business in the U.S. market. In addition, the U.S. made a change in the lineage program in May 1999 that resulted in higher commission and override expenses for the full year 2000 compared to only eight months’ impact in 1999. In Europe, SG&A expenses in 2000 decreased compared to 1999, as a result of expense containment measures, primarily in Germany. Developing markets, particularly Brazil, incurred additional SG&A expenses in year 2000 compared to 1999. Corporate expenses decreased approximately $1.1 million in 2000 from 1999, primarily as a result of reduced compensation expenses, partially offset by expenses incurred in connection with the development of the Company’s e-commerce systems.

      Restructuring and impairment charges. Restructuring and impairment charges for 2000 were $2.6 million and were $4.8 million in 1999. In 2000, the Company recorded approximately $1.6 million of restructuring charges and approximately $1.0 million of asset impairment charges. The restructuring charges in 2000 related to the Company’s repositioning activities in Europe, and consisted primarily of severance costs. The asset impairment charges consisted of approximately $0.3 million related to the Company’s repositioning activities in Europe and approximately $0.7 million relating to the writedown of certain capitalized computer software costs in the United States. In 2000, the Company consolidated the sales support and administrative functions for Austria, Italy, and the Netherlands in Germany. Field sales personnel continue to perform sales and marketing functions in those locations, but the requirements for local office space and resources have been significantly reduced. In addition, the Company implemented a plan to close its Poland operation, and is serving that territory through a distributor as of mid-2001.

      In 1999, the Company recorded approximately $3.7 million of restructuring charges and approximately $1.1 million of asset impairment charges. The restructuring charges consisted of approximately $2.7 million of charges related to the outsourcing of the Company’s U.S. product manufacturing functions, and approximately $1.0 million of other restructuring activities in the U.S., Europe and Mexico. Substantially all of the charges related to severance costs. The asset impairment charges consisted of approximately $1.1 million relating to long-lived assets (goodwill and trademarks) owned by its German subsidiary (“Jafra Germany”). The Company performed an impairment review and concluded that Jafra Germany’s future undiscounted cash flows were below the carrying value of its related long-lived assets. Accordingly, the Company recorded a non-cash impairment loss of approximately $1.1 million to adjust the carrying values of Jafra Germany’s goodwill and trademarks to their estimated fair values, which were determined based on anticipated future cash flows discounted at a rate commensurate with Jafra Germany’s weighted average cost of capital.

      Loss (gain) on sale of assets. The Company’s loss on sale of assets was $0.1 million in 2000, compared to a gain of $1.0 million in 1999, a decrease of $1.1 million. In 1999, the Company recognized a $1.0 million gain on the sales of a parcel of property and an office building in the United States.

      Exchange (loss) gain. The Company’s foreign exchange loss in 2000 was $11.7 million, compared to an exchange gain of $3.3 million in 1999, a change of $15.0 million. The Company’s foreign exchange gains and losses primarily result from its operations in Mexico. In 2000, foreign exchange losses of $11.3 million were incurred in Mexico, while in 1999, there were $3.7 million of exchange gains in Mexico. The net foreign exchange loss for 2000 has three elements: gains or losses on forward currency contracts, unrealized gains or losses on the remeasurement of U.S. dollar-denominated debt, and gains or losses on transactions denominated in foreign currencies. During December 1999, the Company implemented a hedging program to protect against potential devaluation of the Mexican peso, and purchased forward contracts selling Mexican pesos and buying U.S. dollars based upon forward exchange rates. These contracts are marked-to-market each month and the fair value of the contracts is included in current assets and liabilities, with the offsetting gain or loss included in exchange (loss) gain in the accompanying consolidated statements of operations. Throughout 2000, the forward currency contract pricing reflected the market’s expectation that the peso would devalue relative to the dollar. However, in 2000, the peso to U.S. dollar exchange rate was stable, resulting in a $10.0 million exchange loss on forward contracts. The benefit of the stable peso is reflected in the Company’s operating income. The remeasurement of U.S. dollar-denominated debt in 2000 resulted in an unrealized exchange loss of $0.7 million, as the peso weakened against the U.S. dollar at year-end. Net realized and unrealized losses on other foreign currency transactions were $0.6 million. The 1999 foreign exchange gains were primarily the result of remeasurement of U.S. dollar-denominated debt, as the peso strengthened against the U.S. dollar.

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

      Other income (expense). Other income for 2000 was $1.6 million, which consisted primarily of income related to a recovery of the effect of inflation from a receivable due from the Mexican government related to taxes. Other income (expense) in 1999 was nominal.

      Income tax expense. Income tax expense decreased to $10.0 million in 2000 from $10.9 million in 1999, a decrease of $0.9 million, or 8.3%. The decreased income tax expense for 2000 is the result of lower taxable income generated by the Company’s Mexican subsidiary in 2000 as compared to 1999. In 2000, the Company’s effective income tax rate decreased to 59.9% from a 67.7% effective income tax rate in 1999, driven by a decrease in the U.S. effective income tax rate to 31.1% in 2000 from 51.5% in 1999. The decrease in the U.S. effective income tax rate is due to utilization in 2000 of certain deferred tax assets that were previously fully reserved. Valuation allowances are provided against operating losses of European and South American subsidiaries, and against tax credit carryforwards in the United States.

      Net income. Net income increased to $6.3 million in 2000 from $4.6 million in 1999, an increase of $1.7 million, or 37.0%. The increase was due to a $27.8 million increase in gross profit, a $2.2 million decrease in restructuring and impairment charges, a $1.2 million decrease in interest expense, a $1.5 million increase in other income, a $0.9 million decrease in income tax expense, and a $0.3 million decrease in extraordinary loss on early extinguishment of debt, net of tax, partially offset by a $15.0 million increase in exchange losses, a $1.1 million decrease in loss (gain) on sale of assets, and a $16.1 million increase in SG&A expenses.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) approved two new statements: SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. In accordance with this statement, the Company is not required to complete the transitional goodwill impairment test until June 30, 2002. The Company is evaluating, but has not yet determined, whether the adoption of this statement will result in an impairment of goodwill. Additionally, the Company is evaluating, but has not determined the useful life of certain other intangible assets under the new accounting pronouncement. Goodwill amortization of $2.1 million and possibly a portion of other intangible amortization of $1.4 million recorded in 2001 required under previous accounting standards will not be charged to income in 2002.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 retains substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues and addressing the accounting for a component of a business accounted for as a discontinued operation. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect the adoption of SFAS No. 144 to have a significant impact on the financial position or results of operations of the Company.

      In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which addresses the accounting for consideration given by a vendor to a customer or a reseller of the vendor’s products. In April 2001, the EITF reached consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which provides guidance on the income statement reclassification of consideration from a vendor to a reseller in connection with the reseller’s purchase of the vendor’s products or to promote sales of the vendor’s products. This new guidance provides that consideration from a vendor to a reseller is generally presumed to be a reduction of the selling prices of the vendor’s products, and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. Although the new guidance will not impact net income, there will be certain income statement reclassifications, primarily related to commissions paid to consultants related to their sale of product. The Company is in the process of quantifying the impact of the guidance on revenue, gross profit and selling, general and administrative expenses. EITF Issue No. 00-25 and EITF Issue No. 01-9 are both effective for the Company on January 1, 2002. Upon adoption, the Company will reclassify prior period amounts for comparability.

Critical Accounting Policies and Estimates

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. These principles require the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events and their impact on amounts reported in the Company’s consolidated financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results may differ from management’s estimates. Such differences could be material to the financial statements.

      Management believes application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, the application of accounting policies has been appropriate, and actual results have not differed materially from those determined using necessary estimates.

      The Company’s accounting policies are more fully described in Note 2 to the financial statements included in Item 8. “Financial Statements and Supplementary Data”. Certain critical accounting policies are described below.

      Accounts Receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of consultants to make payments. An allowance is calculated based on historical experience and the age of the outstanding receivables. If the financial condition of consultants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Inventory Obsolescence. The Company writes down its inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for its products. If future demand is less favorable than management’s assumptions, additional inventory write-downs may be required. Likewise, favorable future demand and market conditions could positively impact future operating results if inventory that has been written-down is sold.

      Foreign Currency Forward Contracts. The Company enters into foreign currency forward contracts to reduce the effect of adverse exchange rate fluctuations in the exchange rate of the Mexican peso to the U.S. dollar. The Company places forward contracts based on its forecasted U.S. dollar cash outflows from Jafra S.A. over a rolling 12 month period and does not hedge transactions that are not included in the 12 month forecast on the date the forward contract is initiated. As a matter of policy, the Company does not hold or issue forward contracts for trading or speculative purposes, nor does it enter into contracts or agreements containing “embedded” derivative features nor is the Company a party to leveraged derivatives. If the Mexican peso was to significantly strengthen during the year compared to the U.S. dollar, the Company may incur additional losses on forward contracts open as of the balance sheet date. Subsequent to the year-ended December 31, 2001, the Company modified its use of forward contracts. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”

      Contingencies. The Company accounts for contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”. SFAS No. 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of the Company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires management to use judgment. Many of these legal and tax contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. Management believes that the accruals for these matters are adequate.

      Income Taxes. Deferred income tax assets have been established for net operating loss carryforwards of certain foreign subsidiaries and foreign tax credits originating in the United States, which are reduced by a valuation allowance. The net operating loss carryforwards expire in varying amounts over a future period of time. Realization of the income tax carryforwards are dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax carryforwards will be realized. The amount of the income tax carryforwards that is considered realizable, however, could change if estimates of future taxable income during the carryforward period are adjusted.

      Impairment of Long-Lived Assets and Enterprise Goodwill. Long-lived assets and enterprise goodwill are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets and goodwill is not recoverable, the Company will recognize an impairment loss, measured by the future discounted cash flow method. In July 2001, the Financial Accounting Standards Board (“FASB”) approved SFAS No. 142, “Goodwill and Other Intangible Assets” for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment annually. In accordance with this statement, the Company is not required to complete the transitional goodwill impairment test until June 30, 2002. The Company is evaluating, but has not yet determined, whether the adoption of this statement will result in an impairment of goodwill. Additionally, the Company is evaluating, but has not determined the useful life of certain other intangible assets under the new accounting pronouncement. Goodwill amortization of $2.1 million and possibly a portion of other intangible amortization of $1.4 million recorded in 2001 required under previous accounting standards will not be charged to the income statement in 2002.

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

      The Company’s liquidity needs arise primarily from principal and interest payments under the Notes, the Term Loan Facility and the Revolving Credit Facility. The Notes represent several obligations of Jafra Cosmetics International, Inc. (“JCI”) and Jafra Cosmetics International, S.A. de C.V. (“Jafra S.A.”) in the initial amount of $60 million and $40 million (subsequently reduced in 1999 and 2000 by the repurchases described below), respectively, with each participating on a pro rata basis upon redemption. The Notes mature in 2008 and bear a fixed interest rate of 11.75% payable semi-annually.

      Borrowings under the Senior Credit Agreement are payable in quarterly installments of principal and interest through April 30, 2004. Scheduled term loan principal payments under the Term Loan Facility will be approximately $5.5 million, $6.5 million, and $2.5 million for each of the years from 2002 through 2004, respectively. Borrowings under the Revolving Credit Facility ($1.8 million as of December 31, 2001) mature on April 30, 2004. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 1.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 0.5%, plus an applicable margin not to exceed 0.625%). The interest rates in effect at December 31, 2001 were approximately 4.3% for the LIBOR-based borrowings, and the rate for the prime-based borrowings was approximately 5.4%. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra S.A. Interest expense in 2001 was $13.3 million, including approximately $1.4 million of non-cash amortization of deferred financing fees. During 2001, cash paid for interest was approximately $11.5 million.

      Both the indenture (the “Indenture”), dated as of April 30, 1998, under which the Notes were issued, and the Senior Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. The Indenture and the Senior Credit Agreement also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. As of December 31, 2001, the Company had irrevocable standby letters of credit outstanding totaling $3.3 million.

      The Notes are unsecured and are generally non-callable for five years from the date of issuance. Thereafter, the Notes will be callable at premiums declining to par in the eighth year.

      Consents and Waivers, dated June 30, 2001 and November 19, 1999, to the Senior Credit Agreement allow the Company to repurchase the Notes in the open market from time to time, with the aggregate purchase prices for all such Notes repurchased not to exceed $50.0 million. Aggregate repurchases as of December 31, 2001 were $24.8 million.

      During the year ended December 31, 2001, Jafra S.A. repaid the balance remaining under a one-year term loan originally due on August 16, 2001, and entered into an unsecured foreign bank loan agreement, borrowing the peso equivalent of $2.1 million at a weighted average fixed interest rate of 18.7%. Principal and interest payments are due monthly through September 26, 2004.

      The following schedule details the payment schedule for debt and operating lease obligations as of December 31, 2001:

Payments Due by Period

(Dollars in thousands)

Contractual Obligations	Total	2002	2003 - 2004	2005 - 2006	Thereafter

Subordinated notes	$75,180	$—	$—	$—	$75,180
Term loan	14,500	5,500	9,000	—	—
Revolving loan	1,800	—	1,800	—	—
Unsecured bank loan agreement	1,609	688	921	—	—
Operating leases	$11,331	$3,185	$4,617	$3,529	$—

      The Company believes, but no assurance can be given, that its existing cash, cash flow from operations and availability under the Senior Credit Agreement will provide sufficient liquidity to meet the Company’s cash requirements and working capital needs over the next year. The Company has experienced reduced consultant liquidity in certain foreign subsidiaries. Reduced consultant liquidity could result in future reduced cash flows from operations, which may require the Company to use available funds under the Senior Credit Agreement.

Outsourcing of Manufacturing Functions

      The Company and the Contractor entered into a manufacturing agreement, dated as of June 10, 1999, (the “Manufacturing Agreement”). Subject to the terms and conditions of the Manufacturing Agreement, the Contractor has agreed to manufacture all of the Company’s requirements for certain cosmetic and skin care products for an initial term of five years. Following the expiration of the initial five-year term, the Manufacturing Agreement will be automatically extended for additional one-year terms unless terminated by six months’ prior written notice by either party. The Manufacturing Agreement provides for price renegotiations by the Contractor if the Company’s quarterly or annual purchase volume falls below specified minimums. The Manufacturing Agreement requires the Contractor to maintain insurance to cover costs associated with any product liability or product recall caused by the acts or omissions of the Contractor. In addition, the Company is obligated to purchase materials acquired by the Contractor based upon product forecasts provided by the Company if the Contractor is unable to sell such materials to a third party. There have been no such repurchases to date. The Contractor is solely responsible for obtaining the inventories, manufacturing the inventories at its current location in Chino, California, complying with applicable laws and regulations, and performing quality assurance functions.

      In connection with the Company’s 1999 restructuring activities related to the closure and outsourcing of its U.S. product manufacturing functions as discussed in Note 10 to the consolidated financial statements, certain fixed assets and inventories were sold to the Contractor in exchange for secured promissory notes. The promissory note for the fixed assets was for an amount of approximately $1.5 million, carried an annual interest rate of 8%, and commenced payments on January 1, 2000. The promissory note for inventories of approximately $2.2 million was non-interest bearing, and commenced payments on October 1, 1999. The note for the inventories was repaid in October 2000 and the note for the fixed assets was repaid in December 2000.

      During the fourth quarter of 2000, the Contractor obtained $1.0 million of advances from the Company in exchange for an unsecured promissory note. The note bears interest at an annual rate of 9% and is payable in monthly installments commencing on February 15, 2001. At December 31, 2001, approximately $0.3 million of the note was outstanding and is included in receivables in the accompanying consolidated balance sheets.

Restructuring Activities

      During 2000, the Company paid out approximately $2.0 million in charges related to restructuring activities. Approximately $1.0 million of the payments were for amounts accrued in 1999, consisting primarily of severance payments relating to the 1999 outsourcing of U.S. product manufacturing functions and certain other restructuring activities in Europe. An additional amount of approximately $1.0 million was paid relating to year 2000 repositioning activities in Europe, and consisted primarily of severance costs. The Company anticipates that substantially all of the remaining restructuring costs of approximately $0.2 million will be paid by the end of the second quarter of 2002.

Cash Flows

      Net cash provided by operating activities was $30.1 million in 2001, consisting of $36.8 million provided by net income adjusted for depreciation, amortization, and other non-cash items included in net income, less $6.7 million used in changes in operating assets and liabilities. The significant elements of the net cash used in changes in operating assets and liabilities in 2001 were a reduction of $2.8 million in prepaid expenses and other current assets, a $7.4 million increase in income tax payable/ prepaid, partially offset by a $15.8 million increase in accounts receivable and a $1.0 million decrease in accounts payable and accrued liabilities. Net cash provided by operating activities was $32.5 million in 2000, consisting of $29.2 million provided by net income adjusted for depreciation, amortization, and other non-cash items included in net income and $3.3 million provided by changes in operating assets and liabilities. The significant elements of the net cash used by changes in operating assets and liabilities in 2000 were an increase of $12.1 million in accounts payable and a reduction in prepaid income taxes of $12.2 million, partially offset by an increase in inventories of $7.9 million and an increase in accounts receivable of $10.5 million.

      Net cash used in investing activities was $11.7 million in 2001, compared to $7.2 million in 2000, an increase of $4.5 million. In 2001, investing activities consisted primarily of capital expenditures of $4.5 million in the Company’s U.S. subsidiary, $6.0 million in the Company’s Mexico subsidiary, and $0.9 million in other subsidiaries. In 2000, net cash used in investing activities also consisted primarily of capital expenditures in the U.S. and Mexico.

      Capital expenditures in 2002 are expected to be approximately $11.0 million, comprised of approximately $7.2 million for information technology, $1.2 million for production equipment and $2.6 million for space, facilities and other items. These capital expenditures will be funded by cash from operations or borrowings under the revolving credit facility.

      Net cash used in financing activities was $16.6 million in 2001 compared to $23.5 million in 2000, a decrease of $6.9 million. In 2001, the Company made net repayments of $12.7 million under the revolving credit facility and $4.5 million under the term loan facility and paid $0.8 million for the repurchase of common stock. The cash used in financing activities was partially offset by net proceeds of $1.3 million from an unsecured bank loan agreement at Jafra S.A. In 2000, cash used in financing activities consisted primarily of $10.6 million for repurchases of subordinated debt with a face value of $10.8 million and net repayments of $14.0 million under the senior credit facility.

      The effect of exchange rate changes on cash was $1.0 million for 2001 compared to $0.8 million in 2000 relating to fluctuations in the exchange rate of the Mexican peso, European currencies, primarily the deutschmark, and South America currencies, primarily the Brazilian reals and the Argentinean peso.

Foreign Operations

      Sales outside of the United States aggregated 79%, 77% and 75% of the Company’s total net sales for the fiscal years 2001, 2000 and 1999, respectively. In addition, as of December 31, 2001, international subsidiaries comprised approximately 77% of the Company’s consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. During December 1999, the Company implemented a hedging program to protect against potential devaluation of the Mexican peso. The Company purchases forward contracts selling Mexican pesos and buying U.S. dollars based upon forward exchange rates. These contracts are revalued each month based on the fair value and the fair value of the contracts is included in current assets and liabilities, with the offsetting gain or loss included in exchange (loss) gain in the accompanying consolidated statements of operations or deferred as a separate component of other comprehensive income. In 2001, the net loss on forward exchange contracts was $12.2 million, compared to $10.0 million in 2000. In addition, the Company recognized $1.0 million of exchange losses as a component of cost of sales that was initially deferred as a component of other comprehensive income.

      The Company’s subsidiary in Mexico, Jafra S.A., generated approximately 66% of the Company’s net sales for 2001, compared to 62% for 2000, substantially all of which was denominated in Mexican pesos. During 2001, the peso strengthened against the dollar. Net sales for 2001 would have decreased $3.2 million, or 1.3%, from the reported amounts if average exchange rates in 2001 remained the same as in 2000.

      Mexico has experienced periods of high inflation in the past and has been considered a hyperinflationary economy. As of January 1, 1999, the Company has accounted for its Mexican operations using the peso as its functional currency. Because the functional currency in Mexico is the Mexican peso, gains and losses of remeasuring such debt to the U.S. dollar from the peso are included as a component of net income. In 2001, the remeasurement of U.S. dollar-denominated debt resulted in an exchange gain of $2.8 million, most of which was unrealized. Jafra S.A. had $35.6 million of U.S. dollar-denominated third-party debt and $21.3 million of U.S. dollar-denominated intercompany current payables as of December 31, 2001.

      The Company is also exposed to foreign exchange risk due to its operations in South America. During the end of 2001, Argentina faced severe economic and political uncertainty, which resulted in a 65% devaluation of the Argentinean peso. Additionally, the Company wrote-off $0.2 million of intangible assets as the Company determined that the undiscounted cash flows were less than the carrying amount of the assets due to a downturn in the political and economic environment in Argentina. Consistent with the Company’s policy, the impairment was determined by comparing the discounted cash flows to the carrying value. The devaluation of the Argentinean peso did not have a material impact on consolidated results due to the size of the operations and as the devalution occurred during December 2001. The Company is considering plans for restructuring or reorganizing the Argentina business and anticipates incurring $0.1 million of costs to implement such plans during the first quarter of 2002.

European Economic and Monetary Union

      On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. The participating countries adopted the euro as their common legal currency on that day. The euro traded on currency exchanges and was available for non-cash transactions during the transition period between January 1, 1999 and January 1, 2002. During this transition period, the existing currencies remained legal tender in the participating countries as denominations of the euro and public and private parties paid for goods and services using either the euro or the participating countries’ existing currencies.

      During the transition period, the Company utilized the respective country’s existing currency as the functional currency. Effective January 1, 2002, the Company adopted the euro as its functional currency for its European subsidiaries, except for Switzerland. During 2001, the Company modified its current systems to achieve a euro compliant system. The system modifications were conducted without significant cost and did not have any adverse affects on the business or operations.

Business Trends and Initiatives

      The Company has experienced significant sales growth and an increased concentration of sales in Mexico over the last three years, due primarily to increases in the number of consultants. In 2001, the Company’s Mexican subsidiary generated 66% of the Company’s consolidated net sales, compared to 59% for 1999. Sales growth in Mexico during 1999 was over 40% in local currency, but slowed to a growth rate of 22% in local currency in 2001. Assuming a continued stable economic environment, the Company expects to continue to grow its revenues and representative base in Mexico, but at rates in the range of 10-12% per year.

      The Company is employing a strategy to leverage diversification through growth in other markets besides Mexico. In 2001, the U.S. subsidiary continued to employ two separate distinct business divisions to focus on the diversity of the General and Hispanic customer groups. Each division is directed by a separate general manager and has programs tailored to the specific needs of the customer. The U.S. subsidiary contributed 21% to total 2001 net sales. U.S. net sales increased 7% in 2001, compared to 1% in 2000. U.S. sales growth is expected to continue in the low double digits in 2002.

      Net sales in Europe for 2001 were flat compared to 2000 and the average number of consultants remained stable. Over the prior two years, European sales have declined primarily due to declines in both the number and productivity of consultants, along with an unfavorable exchange rate impact. European sales have declined from approximately 11% of the Company’s business in 1999 to approximately 7% of the Company’s business in 2001. Although the European subsidiaries did not experience sales growth in 2001, they did not experience sales declines as noted in prior years. The positive trend is primarily attributed to a stable consultant base and repositioning activities undertaken during 2000. The Company expects sales in Europe to grow in the single digits in 2002.

      Since 1999, the Company has made significant investments in new markets in South America. Sales in the South American region grew by 8% in 2001. The Company’s Brazilian subsidiary’s net sales in U.S. dollars increased 8% compared to 2000. In local currency, Brazil sales increased 36%. However, Brazil contributed $4.9 million of net loss to the Company’s 2001 consolidated results. The Company expects sales in developing markets to continue to grow at even higher rates as the markets continue to develop. The Company continues to invest in these markets due to the high sales growth potential, and anticipates the level of investment as measured by the losses contributed by these markets to decrease over time as the business matures.

Information Concerning Forward-Looking Statements

      Certain of the statements contained in this report (other than the Company’s consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in “Business — Strategy” concerning (a) the Company’s belief that the senior management team will continue to provide the leadership required to attract new consultants and managerial talent, inspire new and existing consultants to greater productivity and execute the Company’s new market development strategy; (b) the Company’s plans to expand its consultant base in developed markets and to increase consultant productivity; (c) the Company’s plans to continuously introduce new and enhanced products based on technological advances and consumer demand; (d) the Company’s belief that its existing distribution and manufacturing capabilities provide a strong platform for the Company to expand within and into new and developing markets, which will allow it to diversify its revenue base; (e) the Company’s intention to focus its expansion efforts in new and developing markets; (f) the Company’s belief that the use of the Internet as an order fulfillment tool will result in better service to both the consultants and their customers at a lower cost to the Company and will increase the overall satisfaction level of its consultants; and (g) the Company’s plans to continue to improve operating efficiency through cost-cutting, better inventory management, and streamlining of marketing efforts and product lines; the Company’s plan to place greater marketing focus on certain types of “limited life” products; its belief that the focus on these products will lead to a faster level of inventory turns and a reduced investment in inventories and the Company’s plans to continue to evaluate infrastructure costs to reduce operating costs as a percentage of sales; (ii) the statements in “Business — Products” concerning (a) the Company’s plan to launch new products that address skin pigmentation in 2002, (b) the Company’s plans to launch the new color line globally in 2002, (c) the Company’s plan to distribute local fragrances in Brazil in 2002 and two additional fragrances that are planned to be tailored to, and marketed in Mexico in 2002, (d) the Company’s plans to leverage the Royal Almond brand by introducing Royal Ginger and to launch a line of specialty body products to address stretch mark recovery, bust firmness, body toning, and the reduction of the appearance of cellulite; (iii) the statements in “Business — International Operations” that the Company intends to increase revenues in markets other than Mexico in order to diversify its revenue base and to minimize any adverse impact that a downturn in the Mexican economy may have on the Company; (iv) the statement in “Business — Manufacturing” (a) the Company anticipates that in 2002, one-third of the Brazilian sales will be of locally manufactured products, (b) that finished goods and raw materials used in the Company’s products generally are available or can be obtained to Company specifications from more than one potential supplier; (v) the statement in “Business — Distribution” that management believes its facilities are adequate to meet demand in its existing markets for the foreseeable future; (vi) the statements in “Business — Management Information Systems” concerning (a) the Company’s expectation that the U.S. business will replace the order entry, fulfillment, commission and override processing and financial system software with ERP software by late 2002; (b) the Company’s anticipation that the new Enterprise Resource Planning software will be leveraged to improve computer operations in other Jafra markets during 2003 and 2004; (vii) the statement in “Business — Environmental Matters” that the Company believes that environmental laws and regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position; (viii) other statements as to management’s or the Company’s expectations, intentions and beliefs presented in “Business”; (ix) the statement in “Properties” that the Company’s properties are suitable to meet its anticipated requirements; (x) the statement in “Legal Proceedings” that the Company believes that the resolution of the routine legal matters in which it is involved will not have a material adverse effect on the Company’s business, financial condition or results of operations; (xi) the statement in “— Market for Registrant’s Common Equity and Related Stockholder Matters” that the Parent does not expect to pay dividends on its Common Stock in the foreseeable future; (xii) the statement in “— New Accounting Pronouncements” that management does not expect the adoption of SFAS No. 144 to have a significant impact on the financial position or results of operations of the Company; (xiii) the statement in “— Critical Accounting Policies and Estimates” concerning; (a) management’s belief that the application of accounting policies, and estimates inherently required therein, are reasonable; (b) management’s belief that the accruals for contingencies are adequate; (c) management’s belief that it is more likely than not that the net carrying value of the income tax carryforwards will be realized; (xiv) the statement in “— Liquidity and Capital Resources” (a) that the Company believes that it will have sufficient liquidity to meet its cash requirements and working capital needs over the next year; (b) reduced consultant liquidity could result in future reduced cash flows from operations, which may require the Company to use available funds under the Senior Credit Agreement; (xv) the statement in “— Cash Flows” that the Company expects capital expenditures in 2002 to be approximately $11.0 million, (xvi) the statement in “— Foreign Operations” that the Company is considering plans for restructuring or reorganizing the Argentina business and anticipates incurring $0.1 million of costs to implement such plans during the first quarter of 2002; (xvii) the statements in “— Business Trends and Initiatives” that (a) assuming a continued stable economic environment, the Company expects to continue to grow its revenues and representative base in Mexico, but at rates in the range of 10-12% per year, (b) the Company’s expectation that U.S sales growth will continue in the low double digits in 2002; (c) the Company expects sales in Europe to grow in the single digits in 2002; (d) the Company expects sales in developing markets to continue to grow at even higher rates as the markets continue to develop, and (e) the Company anticipates the level of investment as measured by the losses contributed by developing markets to decrease over time as the business matures; (xviii) other statements as to management’s or the Company’s expectations or beliefs presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      Forward-looking statements are based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. The following important factors, and those important factors described elsewhere in this report (including, without limitation, those discussed in “Business — Strategy,” “— International Operations,” “— Distribution,” “— Manufacturing,” “— Management Information Systems,” “— Environmental Matters,” “Properties,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations,” “— New Accounting Pronouncements,” “Critical Accounting Policies and Estimates,” “— Liquidity and Capital Resources,” “— Foreign Operations,” “— European Economic and Monetary Union” and “— Business Trends and Initiatives”), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements:

•	The Company’s high degree of leverage could have important consequences to the Company, including but not limited to the following: (i) the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company’s cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes; (iii) certain of the Company’s borrowings will be at variable rates of interest, which could cause the Company to be vulnerable to increases in interest rates and (iv) the Company may be more vulnerable to economic downturns and be limited in its ability to withstand competitive pressures.

•	The Company’s ability to make scheduled payments or to refinance its obligations with respect to its indebtedness, and to comply with the covenants and restrictions contained in the instruments governing such indebtedness, will depend on its financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond its control, including operating difficulties, increased operating costs, market cyclicality, product prices, the response of competitors, regulatory developments, and delays in implementing strategic projects.

•	The Company’s ability to meet its debt service and other obligations will depend in significant part on the extent to which the Company can successfully implement its business strategy. The components of the Company’s strategy are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company.

•	The Company’s ability to conduct and expand its business outside the United States and the amount of revenues derived from foreign markets are subject to the risks inherent in international operations. The Company’s international operations may be adversely affected by import duties or other legal restrictions on imports, currency exchange control regulations, transfer pricing regulations, the possibility of hyperinflationary conditions and potentially adverse tax consequences, among other things. Given the balance of payment deficits and shortages in foreign exchange reserves that many such economies, including the Mexican economy, have suffered in recent years, there can be no assurance that the governments of nations in which the Company operates, or intends to expand, will not take actions that materially adversely affect the Company and its business.

•	The direct selling cosmetics and personal care products business is highly competitive. A number of the Company’s competitors, including Avon and Mary Kay, are significantly larger and have substantially greater resources and less leverage than the Company, which may provide them with greater flexibility to respond to changing business and economic conditions than the Company. An increase in the amount of competition faced by the Company, or the inability of the Company to compete successfully, could have a material adverse effect on the Company’s business, financial condition and results of operations.

•	The Company’s ability to anticipate changes in market and industry trends and to successfully develop and introduce new and enhanced products on a timely basis will be a critical factor in its ability to grow and to remain competitive. There can be no assurance that new products and product enhancements will be completed on a timely basis or will enjoy market acceptance following their introduction. In addition, the anticipated development schedules for new or improved products are inherently difficult to predict and are subject to delay or change as a result of shifting priorities in response to customers’ requirements and competitors’ new product introductions.

•	The Company is subject to or affected by governmental regulations concerning, among other things, (i) product formulation, (ii) product claims and advertising, whether made by the Company or its consultants, (iii) fair trade and distributor practices and (iv) environmental, health and safety matters. In addition, new regulations could be adopted or any of the existing regulations could be changed at any time in a manner that could have a material adverse effect on the Company’s business and results of operations. Present or future health or safety or food and drug regulations could delay or prevent the introductions of new products into a given country or marketplace or suspend or prohibit the sale of existing products in such country or marketplace. The Company believes that it is in compliance in all material respects with such laws and regulations now in effect.

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

Interest Rate Risk

      The Company has U.S. dollar-denominated debt obligations in both the United States and Mexico that have fixed and variable interest rates and mature on various dates. The Company also has Mexican peso denominated-debt obligations in Mexico that have fixed interest rates and mature on various dates. The tables below present principal cash flows and related interest rates by fiscal year of maturity:

Debt Obligation Information at December 31, 2001

(Amounts in U.S. dollars in 000’s)

	Expected Year of Maturity							Fair Value
								December 31,
	2002	2003	2004	2005	2006	Thereafter	Total	2001(1)

Senior Subordinated Notes, Term Loan, Revolving Credit Facility and unsecured bank debt
Fixed Rate (US$)	$688	$688	$233	$—	$—	$75,180	$76,789	$82,052
Average Interest Rate	18.66%	18.66%	18.66%	—	—	11.75%
Variable Rate (US$)	$5,500	$6,500	$4,300	$—	$—	$—	$16,300	$16,300
Average Interest Rate	4.25%	4.25%	4.72%	—	—	—

Debt Obligation Information at December 31, 2000

(Amounts in U.S. dollars in 000’s)

	Expected Year of Maturity							Fair Value
								December 31,
	2001	2002	2003	2004	2005	Thereafter	Total	2000(1)

Senior Subordinated Notes, Term Loan, and Revolving Credit Facility
Fixed Rate (US$)						$75,180	$75,180	$77,435
Average Interest Rate						11.75%
Variable Rate (US$)	$4,846	$5,500	$6,500	$17,000	$—	$—	$33,846	$33,846
Average Interest Rate	8.95%	8.13%	8.13%	8.29%	—	—

      As of December 31, 2001, the Company had $16.3 million of variable interest rate debt outstanding. If variable interest rates had increased by 10%, the Company would have incurred $0.1 million of additional interest expense during 2001.

(1)	The Company’s estimate of the fair value of its Senior Subordinated Notes was based on discussions with one of the Company’s largest bondholders, and an analysis of current market interest rates and the Company’s credit rating. The Company’s Revolving Credit Facilities and the Term Loan are variable rate debt, and the interest rate spread paid by the Company is adjusted for changes in certain financial ratios of the Company. The fair value of the Revolving Credit Facilities, the Term Loan and the unsecured bank agreement approximated their carrying amounts at December 31, 2001 and 2000.

Foreign Currency Risk

      The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. All intercompany product sales are denominated in U.S. dollars. In addition, 79% of the Company’s 2001 revenue was generated in countries with a functional currency other than the U.S. dollar. As a result, the Company’s earnings and cash flows are exposed to fluctuations in foreign currency exchange rates.

      As part of its overall strategy to reduce the risk of adverse exchange rate fluctuations in Mexico, the Company enters into foreign currency exchange contracts (“forward contracts”) and option contracts. The Company places forward contracts based on its forecasted U.S. dollar cash outflows from Jafra S.A. over a rolling 12 month period and does not hedge transactions that are not included in the 12 month forecast on the date the forward contract is initiated. As a matter of policy, the Company does not hold or issue forward contracts for trading or speculative purposes, nor does it enter into contracts or agreements containing “embedded” derivative features nor is the Company a party to leveraged derivatives.

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

      The forward contracts utilized by the Company did not qualify for hedge accounting under the applicable accounting standards prior to adoption of SFAS No. 133, and accordingly such instruments were marked-to-market with gains and losses included as a component of exchange loss in the statements of operations for the year ended December 31, 2000. However, under SFAS No. 133, the Company’s use of forward contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from such derivative instruments arising subsequent to January 1, 2001 are deferred as a separate component of other comprehensive income, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts with the corresponding gains and losses generated by the underlying hedged transactions. Under SFAS No. 133, certain of the Company’s forward contracts do not qualify for hedge accounting and therefore, are remeasured based on fair value, with gains and losses included as a component of net income. The carrying value of the forward contracts is included in current liabilities.

      The outstanding foreign currency forward contracts had notional values of $66,824,000, of which $59,587,000 had been designated as hedges under the provisions of SFAS No. 133 at December 31, 2001, and $80,817,000 at December 31, 2000. The tables below describe the forward contracts that were outstanding at December 31, 2001 and 2000 (dollar amounts in thousands).

December 31, 2001:

	Forward Position	Maturity	Weighted Average	Fair
Foreign Currency	in US Dollars(1)	Date	Contract Rate	Value(1)

Buy US Dollar/sell Mexican Peso	$10,674	1/31/02	10.19	$9,546
Sell Mexican Peso/buy US Dollar	(2,138)	1/31/02	9.35	(2,104)
Buy US Dollar/sell Mexican Peso	6,995	2/28/02	10.26	6,239
Sell Mexican Peso/buy US Dollar	(2,113)	2/28/02	9.47	(2,065)
Buy US Dollar/sell Mexican Peso	9,023	3/27/02	10.46	7,921
Sell Mexican Peso/buy US Dollar	(4,219)	3/27/02	9.48	(4,139)
Buy US Dollar/sell Mexican Peso	8,310	4/30/02	10.23	7,562
Sell Mexican Peso/buy US Dollar	(3,118)	4/30/02	9.62	(3,034)
Buy US Dollar/sell Mexican Peso	8,012	5/31/02	10.11	7,453
Sell Mexican Peso/buy US Dollar	(2,573)	5/31/02	9.71	(2,498)
Buy US Dollar/sell Mexican Peso	8,037	6/28/02	9.95	7,662
Sell Mexican Peso/buy US Dollar	(3,069)	6/28/02	9.78	(2,981)
Buy US Dollar/sell Mexican Peso	4,765	7/31/02	10.07	4,523
Buy US Dollar/sell Mexican Peso	9,951	8/30/02	10.05	9,541
Buy US Dollar/sell Mexican Peso	4,459	9/30/02	10.09	4,290
Buy US Dollar/sell Mexican Peso	10,905	10/31/02	10.09	10,567
Buy US Dollar/sell Mexican Peso	2,923	11/29/02	10.27	2,801

	$66,824			$61,284

December 31, 2000:

	Forward Position	Maturity	Weighted Average	Fair
Foreign Currency	in US Dollars(1)	Date	Contract Rate	Value(1)

Buy US Dollar/sell Mexican Peso	$6,980	1/26/01	10.12	$6,679
Buy US Dollar/sell Mexican Peso	7,500	2/26/01	10.20	7,187
Buy US Dollar/sell Mexican Peso	7,529	3/30/01	10.36	7,162
Buy US Dollar/sell Mexican Peso	5,915	4/30/01	10.48	5,607
Buy US Dollar/sell Mexican Peso	2,828	5/31/01	10.61	2,670
Buy US Dollar/sell Mexican Peso	3,907	6/29/01	10.24	3,861
Buy US Dollar/sell Mexican Peso	2,618	7/31/01	10.31	2,588
Buy US Dollar/sell Mexican Peso	11,816	8/31/01	10.32	11,804
Buy US Dollar/sell Mexican Peso	12,125	9/28/01	10.39	12,119
Buy US Dollar/sell Mexican Peso	2,336	10/30/01	10.70	2,290
Buy US Dollar/sell Mexican Peso	10,275	10/31/01	10.71	10,078
Buy US Dollar/sell Mexican Peso	2,878	11/30/01	10.43	2,934
Buy US Dollar/sell Mexican Peso	4,110	12/27/01	10.71	4,120

	$80,817			$79,099

(1)	The “Forward Position in U.S. Dollars” and the “Fair Value” presented above represent notional amounts. The net of these two amounts, an unrealized loss of $5,540,000 and $1,718,000 at December 31, 2001 and 2000, respectively, represent the carrying value of the forward contracts (which approximates fair value) and has been recorded as a liability in the accompanying consolidated balance sheets as of December 31, 2001 and 2000, respectively.

      Prior to entering into foreign currency exchange contracts, the Company evaluates the counter parties’ credit ratings. Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted. The Company does not currently anticipate non-performance by such counter parties.

      Based upon the $66.8 million of outstanding forward contracts at December 31, 2001, if the peso to U.S. dollar exchange rate strengthened by 10%, a $16.9 million foreign currency loss on the settlement of forward contracts would result. However, gains would be realized on the Company’s underlying hedged transactions.

      Subsequent to December 31, 2001, in accordance with previously approved policies, the Company modified its hedging program to include the use of foreign currency option contracts (“option contracts” or “options”) to hedge foreign currency exposures to the Mexican peso. In order to execute the option contracts and to offset its current outstanding forward contracts to sell Mexican pesos, on March 27, 2002, the Company entered into forward contracts to buy Mexican pesos. Also, on that date, the Company entered into a series of U.S. dollar option contracts. The exchange rate at which the option contracts may be exercised is based upon the market rate at the time the contracts are placed. The Company purchased exchange rate put options, which gives the Company the right, but not the obligation, to sell Mexican pesos at a specified U.S. dollar exchange rate (“strike rate”). These contracts provide protection in the event the Mexican peso weakens beyond the option strike rate. In conjunction with the put options, and as part of a zero-cost option collar structure, the Company sold Mexican peso call options, which gives the counterparty the right, but not the obligation, to buy Mexican pesos from the Company at a specified strike rate. The effect of these contracts would be to limit the benefit the Company would otherwise derive from the strengthening of the Mexican peso beyond the strike rate. In the aggregate, the Company entered into approximately $600 million Mexican pesos of matching put and call options.

      The Company’s Mexican subsidiary, Jafra S.A., had U.S. dollar-denominated debt of $35.6 million and $57.7 million at December 31, 2001 and 2000, respectively. During 2001, the value of the peso to the U.S. dollar increased by 5.2%, and Jafra S.A. incurred a $2.8 million foreign currency transaction gain related to the remeasurement and repayment of U.S. dollar-denominated debt.

      Based upon the $35.6 million of outstanding debt at December 31, 2001, a 10% decline in the peso to U.S. dollar exchange rate would result in a $3.6 million foreign currency transaction loss.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES*

Consolidated Financial Statements — CDRJ Investments (Lux) S.A. and Subsidiaries

*	Schedules other than those listed above have been omitted because they are not applicable.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

CDRJ Investments (Lux) S.A.
Luxembourg

      We have audited the accompanying consolidated balance sheets of CDRJ Investments (Lux) S.A. and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDRJ Investments (Lux) S.A. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 6, 2002 (March 27, 2002 as
to the last paragraph of Note 15)

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

ASSETS

	December 31,	December 31,
	2001	2000

Current assets:
Cash and cash equivalents	$6,748	$5,838
Receivables, less allowances for doubtful accounts of $7,267 in 2001 and $3,553 in 2000.	43,898	35,919
Inventories	40,515	38,146
Prepaid income taxes	—	1,869
Prepaid expenses and other current assets (including value-added tax receivables of $2,308 in 2001 and $5,329 in 2000)	7,851	10,296
Deferred income taxes	55	—

Total current assets	99,067	92,068
Property and equipment, net	59,598	51,448
Other assets:
Goodwill, net	71,389	72,260
Trademarks, net	50,560	49,375
Deferred financing fees and other, net	10,522	11,793

Total	$291,136	$276,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$6,188	$4,846
Accounts payable	26,516	27,988
Accrued liabilities	40,916	34,223
Income taxes payable	7,130	426
Deferred income taxes	4,094	5,391

Total current liabilities	84,844	72,874
Long-term debt	86,901	104,180
Deferred income taxes	20,311	16,357
Other long-term liabilities	3,088	2,366

Total liabilities	195,144	195,777

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $2.00; authorized, 1,020,000 shares; issued and outstanding, 831,888 shares and 834,293 shares in 2001 and 2000, respectively	1,664	1,669
Additional paid-in capital	81,921	82,128
Retained earnings	18,373	2,942
Accumulated other comprehensive loss	(5,966)	(5,572)

Total stockholders’ equity	95,992	81,167

Total	$291,136	$276,944

See accompanying notes to consolidated financial statements.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Years Ended December 31,

	2001	2000	1999

Net sales	$380,081	$324,688	$299,519
Cost of sales	86,996	79,559	82,239

Gross profit	293,085	245,129	217,280
Selling, general and administrative expenses	236,793	200,021	183,903
Restructuring and impairment charges	—	2,626	4,812
Loss (gain) on sale of assets	69	150	(1,043)

Income from operations	56,223	42,332	29,608
Other income (expense):
Exchange (loss) gain	(9,658)	(11,652)	3,330
Interest expense, net	(13,308)	(15,659)	(16,888)
Other, net	(123)	1,563	24

Income before income taxes, extraordinary item and cumulative effect of accounting change	33,134	16,584	16,074
Income tax expense	17,420	9,934	10,874

Income before extraordinary item and cumulative effect of accounting change	15,714	6,650	5,200
Extraordinary loss on early extinguishment of debt, net of income tax benefit of $195 in 2000 and $177 in 1999.	—	315	552

Income before cumulative effect of accounting change	15,714	6,335	4,648
Cumulative effect of accounting change, net of income tax expense of $82.	126	—	—

Net income	$15,840	$6,335	$4,648

See accompanying notes to consolidated financial statements.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for shares)

	Years Ended December 31,

	2001		2000		1999

	Shares	Amount	Shares	Amount	Shares	Amount

Common Stock:
Balance, beginning of year	834,293	$1,669	830,659	$1,661	829,940	$1,660
Issuance of common stock	474	1	4,424	9	2,457	5
Exercise of stock options	210	—	158	1	579	1
Repurchase of common stock	(3,089)	(6)	(948)	(2)	(2,317)	(5)

Balance, end of year	831,888	1,664	834,293	1,669	830,659	1,661

Additional Paid-in Capital:
Balance, beginning of year		82,128		81,381		81,275
Issuance of common stock		99		912		362
Exercise of stock options		52		32		85
Repurchase of common stock		(358)		(197)		(341)

Balance, end of year		81,921		82,128		81,381

Retained Earnings (Deficit):
Balance, beginning of year		2,942		(3,393)		(8,041)
Net income		15,840		6,335		4,648
Repurchase of common stock		(409)		—		—

Balance, end of year		18,373		2,942		(3,393)

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year		(5,572)		(3,855)		547
Net unrealized and deferred realized losses on derivatives		(3,746)		—		—
Tax benefit on unrealized and deferred realized losses on derivatives		1,311		—		—
Currency translation adjustments		2,041		(1,717)		(4,402)

Balance, end of year		(5,966)		(5,572)		(3,855)

Total Stockholders’ Equity	831,888	$95,992	834,293	$81,167	830,659	$75,794

Comprehensive Income:
Net income		$15,840		$6,335		$4,648
Unrealized and deferred realized losses on derivatives		(5,504)		—		—
Reclassified to exchange (loss) gain		797		—		—
Reclassified to cost of sales		961		—		—
Tax benefit on unrealized and deferred realized losses on derivatives		1,311		—		—
Currency translation adjustments		2,041		(1,717)		(4,402)

Total Comprehensive Income		$15,446		$4,618		$246

See accompanying notes to consolidated financial statements.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net income	$15,840	$6,335	$4,648
Extraordinary loss on early extinguishment of debt, net of taxes	—	315	552
Cumulative effect of accounting change, net of taxes	(126)	—	—

Income before extraordinary item and cumulative effect of accounting change	15,714	6,650	5,200
Adjustments to reconcile income before extraordinary item and cumulative effect of accounting change to net cash provided by (used in) operating activities:
Loss (gain) on sale of property and equipment	69	150	(1,043)
Depreciation and amortization	7,749	7,632	7,119
Amortization of deferred financing fees	1,434	1,430	1,832
Provision for uncollectible accounts receivable	9,464	5,958	4,651
Asset impairment charge	—	1,019	1,084
Unrealized foreign exchange and derivative loss (gain)	(683)	2,918	(2,377)
Deferred realized derivative loss	(827)	—	—
Deferred income taxes	3,913	3,430	7,320
Changes in operating assets and liabilities:
Receivables	(15,839)	(10,536)	(8,337)
Inventories	(917)	(7,856)	613
Prepaid expenses and other current assets	2,795	(1,688)	(2,960)
Other assets	192	(927)	(1,182)
Accounts payable and accrued liabilities	(1,033)	12,065	(5,904)
Income taxes payable/prepaid	7,376	12,156	(8,198)
Other long-term liabilities	722	57	627

Net cash provided by (used in) operating activities	30,129	32,458	(1,555)

Cash flows from investing activities:
Payments of previously accrued Acquisition fees	—	—	(1,856)
Proceeds from sale of property and equipment	93	675	5,551
Purchases of property and equipment	(11,372)	(7,105)	(5,798)
Other	(408)	(760)	(991)

Net cash used in investing activities	(11,687)	(7,190)	(3,094)

Cash flows from financing activities:
Repurchase of subordinated debt	—	(10,597)	(13,490)
Repayments under term loan facility	(4,500)	(3,500)	(2,500)
Net borrowings (repayments) under revolving credit facility	(12,700)	(10,500)	8,500
Net proceeds from bank debt	1,263	346	—
Net issuance of common stock	152	954	457
Repurchase of common stock	(773)	(199)	(346)

Net cash used in financing activities	(16,558)	(23,496)	(7,379)

Effect of exchange rate changes on cash	(974)	(840)	(1,424)

Net increase (decrease) in cash and cash equivalents	910	932	(13,452)
Cash and cash equivalents at beginning of period	5,838	4,906	18,358

Cash and cash equivalents at end of period	$6,748	$5,838	$4,906

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$11,538	$15,027	$16,656
Income taxes	5,319	(5,652)	10,541

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

      At December 31, 2001, the Company had non-cash deferred unrealized losses of $2.9 million on foreign currency forward contracts recorded in accrued liabilities and other comprehensive income. Additionally, the related deferred income tax benefit of $1.3 million related to the deferred unrealized losses has been recorded as a component of the net deferred income tax liability and other comprehensive income.

See accompanying notes to consolidated financial statements.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Description of Business

Basis of Presentation

      CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (the “Parent”), Jafra Cosmetics International, Inc., a Delaware corporation (“JCI”), Jafra Cosmetics International, S.A. de C.V., a sociedad anonima de capital variable organized under the laws of the United Mexican States (“Jafra S.A.”) and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. (“CD&R”) to acquire (the “Acquisition”) the worldwide Jafra Cosmetics business (the “Jafra Business”) of The Gillette Company (“Gillette”). JCI and Jafra S.A. are indirect, wholly owned subsidiaries of the Parent. The Parent is a holding company that conducts all its operations through its subsidiaries. The Parent and its subsidiaries are collectively referred to as the “Company.” The Acquisition was completed on April 30, 1998.

      The accompanying consolidated financial statements for the years ended December 31, 2001, 2000 and 1999 reflect the operations of the Parent and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Description of Business

      The Company is an international manufacturer and marketer of premium skin and body care products, color cosmetics, fragrances, and other personal care products. The Company markets its products primarily in 15 countries, 14 outside the United States, and a number of additional countries through distributors, through a direct selling, multilevel distribution system comprised of self-employed salespersons (known as “consultants”).

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

      Property and Equipment. Property and equipment are stated at cost. Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets using the straight-line method. Estimated useful lives are 20 or 40 years for buildings, the lesser of 20 or 40 years or the term of the lease for improvements and 5 to 15 years for machinery and equipment. Maintenance and repairs, including cost of minor replacements, are charged to operations as incurred. Costs of additions and betterments are added to property and equipment accounts provided that such expenditures increase the useful life or the value of the asset.

      Intangible Assets. Intangible assets principally consist of goodwill and trademarks, which are amortized using the straight-line method. Goodwill of $77.9 million and trademarks of $53.8 million, resulting from the Company’s acquisition of the Jafra Business from Gillette, are being amortized over a period of 40 years. Accumulated amortization of goodwill and trademarks at December 31, 2001 was $7,155,000 and $5,371,000, respectively. Accumulated amortization of goodwill and trademarks at December 31, 2000 was $5,114,000 and $3,724,000, respectively. (See “New Accounting Standards”).

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Deferred Financing Costs. In connection with the acquisition of the Jafra Business, the Company incurred approximately $12.0 million of costs related to the 11.75% Senior Subordinated Notes due 2008 (the “Notes”), the Revolving Credit Facility and the Term Loan Facility (see Note 6). Such costs are being amortized on a basis that approximates the interest method over the expected term of the related debt. Accumulated amortization at December 31, 2001 and 2000 was $5,566,000 and $3,998,000, respectively.

      Impairment of Long-Lived Assets and Enterprise Goodwill. Long-lived assets and enterprise goodwill are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets and goodwill is not recoverable, the Company will recognize an impairment loss, measured by the future discounted cash flow method (see “New Accounting Standards” and Note 10).

      Foreign Currency Forward Contracts. During 2001 and 2000, the Company entered into foreign currency forward contracts to reduce the effect of potentially adverse exchange rate fluctuations in the exchange rate of the Mexican peso to the U.S. dollar. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivative instruments be recorded based on fair value. In connection with the adoption of SFAS No. 133, at January 1, 2001, the Company recorded a net gain of $126,000 (net of a tax effect of $82,000) as a cumulative transition adjustment to earnings. This adjustment relates to derivatives not designated as hedges prior to adoption of SFAS No. 133, and represents the difference between the carrying value and the fair value of such instruments.

      As a matter of policy, the Company does not hold or issue foreign currency forward contracts for trading or speculative purposes. The forward contracts utilized by the Company did not qualify for hedge accounting under the applicable accounting standards prior to adoption of SFAS No. 133 on January 1, 2001, and accordingly such instruments were marked-to-market each month based upon the change in the spot rate from the date of contract inception to the balance sheet date. The premium on such contracts was amortized to expense over the life of the contracts. However, under SFAS No. 133, the Company’s use of forward contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from qualifying hedged derivative instruments are deferred as a separate component of other comprehensive income, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts with the corresponding gains and losses generated by the underlying hedged transactions. Under SFAS No. 133, certain of the Company’s forward contracts do not qualify for hedge accounting and therefore, are remeasured based on fair value, with gains and losses included as a component of net income. The carrying value of the forward contracts is included in current liabilities. At December 31, 2001 and 2000, the Company included $5,540,000 and $1,718,000 in accrued liabilities, respectively, in the accompanying consolidated balance sheets.

      Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments. The fair value of the Notes and other fixed rate long-term debt at December 31, 2001 and 2000 was $82,052,000 and $77,435,000, respectively, based upon discussions with one of the Company’s largest bondholders and an analysis of current market interest rates and the Company’s credit rating. As the Company’s Revolving Credit Facilities and the Term Loan are variable rate debt, and the interest rate spread paid by the Company is adjusted for changes in certain financial ratios of the Company, the fair value of the Revolving Credit Facilities and the Term Loan approximated their carrying amounts at December 31, 2001 and 2000. Prior to the implementation of SFAS No. 133, the fair value of the Company’s forward currency

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contracts at December 31 2000 closely approximated the carrying value, as such contracts were marked-to-market based upon changes in the spot rate from the date of contract inception to the balance sheet date.

      Revenue Recognition. The Company recognizes revenue when title passes at shipment in accordance with its shipping terms. Amounts billed to consultants for shipping and handling costs are included in net sales.

      Shipping and Handling Costs. Shipping and handling costs of $28,736,000, $24,716,000 and $14,621,000 for the years ended December 31, 2001, 2000 and 1999, respectively, are included in selling, general and administrative expenses.

      Research and Development. Research and development costs are expensed as incurred. Total research and development expense aggregated $1,842,000, $1,901,000, and $2,130,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Income Taxes. The Company accounts for income taxes under the balance sheet approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company’s financial statements or income tax returns. Management provides a valuation allowance for deferred income tax assets when it is more likely than not that a portion of such deferred income tax assets will not be realized.

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

      Approximately 79%, 77%, and 75% of the Company’s net sales for the years ended December 31, 2001, 2000 and 1999, respectively, were generated by operations located outside of the United States. Mexico is the Company’s largest foreign operation, accounting for 66%, 62%, and 59% of the Company’s net sales for the years ended December 31, 2001, 2000 and 1999, respectively. As such, the Company’s results of operations are subject to fluctuations in the exchange rate of the Mexican peso to the U.S. dollar.

      Additionally, Jafra S.A. had outstanding U.S. dollar-denominated debt of $35.6 million and $57.7 million at December 31, 2001 and 2000, respectively. This debt is remeasured at each reporting date, subjecting the Company to additional foreign exchange risk.

      New Accounting Standards. Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the statement of operations when the hedged item affects earnings. SFAS No. 133 defined new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings. As of January 1, 2001, the Company recorded a net gain of $126,000 (net of a tax effect of $82,000) as a cumulative transition adjustment to earnings. This adjustment relates to derivatives not designated as hedges prior to adoption of SFAS No. 133, and represents the difference between the carrying value as measured by the difference in the spot rate to the forward rate and the fair value as determined by forward rates of such instruments at January 1, 2001.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In July 2001, the Financial Accounting Standards Board (“FASB”) approved two new statements: SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. In accordance with this statement, the Company is not required to complete the transitional goodwill impairment test until June 30, 2002. The Company is evaluating, but has not yet determined, whether the adoption of this statement will result in an impairment of goodwill. Additionally, the Company is evaluating, but has not determined the useful life of certain other intangible assets under the new accounting pronouncement. Goodwill amortization of $2,072,000 and possibly a portion of other intangible amortization of $1,384,000 recorded in 2001 required under previous accounting standards will not be charged to income in 2002.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 retains substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues and addressing the accounting for a component of a business accounted for as a discontinued operation. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect the adoption of SFAS No. 144 to have a significant impact on the financial position or results of operations of the Company.

      In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which addresses the accounting for consideration given by a vendor to a customer or a reseller of the vendor’s products. In April 2001, the EITF reached consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which provides guidance on the income statement reclassification of consideration from a vendor to a reseller in connection with the reseller’s purchase of the vendor’s products or to promote sales of the vendor’s products. This new guidance provides that consideration from a vendor to a reseller is generally presumed to be a reduction of the selling prices of the vendor’s products, and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. Although the new guidance will not impact net income, there will be certain income statement reclassifications, primarily related to commissions paid to consultants related to their sale of product. The Company is in the process of quantifying the impact of the guidance on revenue, gross profit and selling, general and administrative expenses. EITF Issue No. 00-25 and EITF Issue No. 01-9 are both effective for the Company on January 1, 2002. Upon adoption, the Company will reclassify prior period amounts for comparability.

      Reclassifications. Certain reclassifications were made to the prior year financial statements to conform to current year presentation.

(3) Inventories

      Inventories consist of the following at December 31, 2001 and 2000 (in thousands):

	2001	2000

Raw materials and supplies	$5,923	$6,751
Finished goods	34,592	31,395

Total inventories	$40,515	$38,146

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Property and Equipment

      Property and equipment consist of the following at December 31, 2001 and 2000 (in thousands):

	2001	2000

Land	$17,833	$17,224
Buildings and improvements	18,523	17,089
Machinery and equipment	34,640	25,438

	70,996	59,751
Less accumulated depreciation	11,398	8,303

Property and equipment, net	$59,598	$51,448

(5) Accrued Liabilities

      Accrued liabilities consist of the following at December 31, 2001 and 2000 (in thousands):

	2001	2000

Sales promotions, commissions and overrides	$14,230	$14,598
Accrued restructuring charges (Note 10)	201	699
Accrued interest	1,549	1,512
Compensation and other benefit accruals	8,311	5,326
State and local sales taxes and other taxes	4,912	4,365
Unrealized losses on forward contracts	5,540	1,718
Other	6,173	6,005

Total accrued liabilities	$40,916	$34,223

(6) Debt

      Debt consists of the following at December 31, 2001 and 2000 (in thousands):

	2001	2000

Subordinated Notes, unsecured, interest payable semi-annually at 11.75% due in 2008.	$75,180	$75,180
Term loan, secured, principal and interest due in quarterly installments through April 30, 2004, interest rates at 4.3% and 8.1% at December 31, 2001 and 2000, respectively	14,500	19,000
Revolving Loan, secured, due April 30, 2004, weighted average interest rates of 5.4% and 8.3% at December 31, 2001 and 2000, respectively	1,800	14,500
Unsecured foreign bank loan agreement, principal and interest due in monthly installments through September 26, 2004, weighted average interest rates of 18.7% and 19.6% at December 31, 2001 and 2000, respectively	1,609	346

Total debt	93,089	109,026
Less current maturities	6,188	4,846

Long-term debt	$86,901	$104,180

      The Company’s long-term debt matures as follows (in thousands): $6,188 in 2002, $7,188 in 2003, $4,533 in 2004, $0 in 2005, $0 in 2006 and $75,180 thereafter.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      On April 30, 1998, JCI and Jafra S.A. borrowed $125 million by issuing $100 million aggregate principal amount of 11.75% Subordinated Notes due 2008 (the “Notes”) pursuant to an Indenture dated April 30, 1998 (the “Indenture”) and $25 million under a Senior Credit Agreement.

      At the date of issuance, the Notes represented the several obligations of JCI and Jafra S.A. in the amount of $60 million and $40 million, respectively, with each participating on a pro rata basis upon redemption. The Notes mature in 2008 and bear a fixed interest rate of 11.75% payable semi-annually.

      Each of JCI and Jafra S.A. is an indirect, wholly owned subsidiary of the Parent and has fully and unconditionally guaranteed the obligations under the Notes of the other on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. In addition, the Parent has fully and unconditionally guaranteed the Notes on a senior subordinated basis. JCI currently has no U.S. subsidiaries. Each acquired or organized U.S. subsidiary of JCI will also be required to fully and unconditionally guarantee the Notes jointly and severally, on a senior subordinated basis. Each existing subsidiary of Jafra S.A. fully and unconditionally guarantees the Notes jointly and severally, on a senior subordinated basis, and each subsequently acquired or organized subsidiary of Jafra S.A. will fully and unconditionally guarantee the Notes jointly and severally, on a senior subordinated basis. The nonguarantor entities are the Parent’s indirect European subsidiaries in Austria, Germany, Italy, the Netherlands, Poland, and Switzerland; its indirect South American subsidiaries in Argentina, Brazil, Chile, Colombia, Peru, and Venezuela; and its indirect subsidiaries in the Dominican Republic and Thailand. All guarantor and nonguarantor entities are either direct or indirect wholly owned subsidiaries of the Parent. The Notes were registered in a registered exchange offer, effective as of January 25, 1999, under the Securities Act of 1933, as amended.

      The Notes are unsecured and are generally non-callable for five years. Thereafter, the Notes will be callable at premiums declining to par in the eighth year.

      Consents and Waivers, dated June 30, 2001 and November 19, 1999, to the Senior Credit Agreement, as described below, allow the Company to repurchase the Notes in the open market from time to time, with the aggregate purchase price for all such Notes repurchased not to exceed $50 million. Aggregate repurchases as of December 31, 2001 were $24.8 million. During 2000, the Company retired Notes of JCI and Jafra S.A., prior to maturity, with a face value of $6.5 million and $4.3 million, respectively. The debt repurchases in 2000 resulted in an extraordinary loss of $315,000, net of an income tax benefit of $195,000. During 1999, the Company retired Notes of JCI and Jafra S.A., prior to maturity, with a face value of $8.4 million and $5.6 million, respectively. The debt repurchases in 1999 resulted in an extraordinary loss of $552,000, net of an income tax benefit of $177,000. In connection with the early retirement of the Notes as described above, a portion of the unamortized deferred financing costs was written off and included in the determination of the extraordinary loss on early extinguishment of debt. The total amounts that were written off during 2000 and 1999 were $733,000 and $1,239,000, respectively.

      In addition, JCI and Jafra S.A. entered into a Senior Credit Agreement that provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a multicurrency Revolving Credit Facility of $65 million and a Term Loan Facility of $25 million. Borrowings under the Term Loan Facility are payable in quarterly installments of principal and interest over 6 years through April 30, 2004. Borrowings under the Revolving Credit Facility mature on April 30, 2004. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 1.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 0.5%, plus an applicable margin not to exceed 0.625%). The interest rate in effect at December 31, 2001 was approximately 4.3% for the LIBOR-based borrowings and the interest rate for the prime-based borrowings was approximately 5.4%. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra S.A.

      Both the Indenture and the Senior Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio.

      During the year ended December 31, 2001, Jafra S.A. repaid the balance remaining under a one-year term loan originally due on August 16, 2001, and entered into an unsecured bank loan agreement, borrowing the peso equivalent of $2.1 million at a weighted average fixed interest rate of 18.7%. Principal and interest payments are due monthly through September 26, 2004.

      As of December 31, 2001, the Company had irrevocable standby letters of credit outstanding totaling $3.3 million. These letters of credit, expiring on various dates through September 25, 2005, collateralize the Company’s obligation to a third-party in connection with certain lease agreements.

(7) Income Taxes

      The Company’s income before income taxes consists of the following (amounts in thousands):

	Years Ended December 31,

	2001	2000	1999

Income before income taxes, extraordinary item and cumulative effect of accounting change:
United States	$13,530	$9,741	$10,917
Foreign	19,604	6,843	5,157

	$33,134	$16,584	$16,074

      Actual income tax expense differs from the “expected” tax expense (computed by applying the U.S. federal corporate rate of 35% to income before income taxes) as a result of the following:

	Years Ended December 31,

	2001	2000	1999

Provision for income taxes at federal statutory rate	$11,597	$5,804	$5,626
Foreign income subject to tax other than at federal statutory rate	4,270	2,339	2,475
Foreign tax and other credits	(3,230)	(1,724)	(1,784)
State income taxes	544	243	171
Valuation allowance — domestic	944	(616)	657
Valuation allowance — foreign	2,939	3,794	3,879
Other	356	94	(150)

Income tax expense	$17,420	$9,934	$10,874

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Current:
Federal	$140	$72	$60

Foreign:
Mexico	13,303	6,086	3,275
Europe	641	49	99
Other	190	54	30

	14,134	6,189	3,404
State	544	243	90

Total current	14,818	6,504	3,554
Deferred — foreign	1,506	2,539	7,320
Deferred — domestic	2,407	891	—
Foreign deferred allocated to other comprehensive income	(1,311)	—	—

Total deferred	2,602	3,430	7,320
Total income taxes on income before income taxes, extraordinary item and cumulative effect of accounting change	17,420	9,934	10,874
Income tax benefit on early extinguishment of debt	—	(195)	(177)
Income tax expense on cumulative effect of accounting change	82	—	—

Total income tax expense	$17,502	$9,739	$10,697

      The components of deferred income tax assets and deferred income tax liabilities at December 31, 2001 and 2000 are as follows (in thousands):

	2001	2000

Deferred income tax assets:
Accounts receivable	$1,733	$741
Net operating loss carryforward	13,457	10,279
Disallowed interest expense	26	1,226
Accrued bonuses	301	833
Foreign tax and other credit carryforwards	5,333	4,221
Accrued sales promotions	2,273	3,677
Other accrued liabilities	1,963	1,653
Other	4,776	1,325

Total deferred income tax assets	29,862	23,955
Less valuation allowance	(15,289)	(11,406)

Net deferred income tax assets	14,573	12,549
Deferred income tax liabilities:
Transaction and deferred financing costs	(494)	(694)
Property and equipment	(4,194)	(2,344)
Trademark and goodwill	(20,272)	(19,046)
Inventories	(13,399)	(9,684)
Other	(564)	(2,529)

Total deferred income tax liabilities	(38,923)	(34,297)

Net deferred income tax liabilities	$(24,350)	$(21,748)

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company records a valuation allowance on the deferred income tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowances at December 31, 2001 and 2000 were based upon the Company’s estimates of the future realization of deferred income tax assets. Valuation allowances at December 31, 2001 and 2000 were provided principally to offset operating loss carryforwards and foreign tax credit carryforwards of the Company’s U.S., European and South American subsidiaries.

      At December 31, 2001, the Company’s deferred income tax assets for carryforwards totaled $18,790,000, comprised of U.S. foreign and foreign asset tax credits of $4,775,000, alternative minimum tax and research and development credits of $558,000 and tax loss carryforwards of certain foreign subsidiaries of $13,457,000. These deferred income tax assets were reduced by a valuation allowance of $15,289,000. The tax loss and certain credit carryforwards expire in varying amounts between 2002 and 2011. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax carryforwards will be realized.

      The Company intends to reinvest the undistributed earnings of the Mexican subsidiary totaling $32,194,000 at December 31, 2001, and accordingly, no deferred income taxes have been provided on these earnings.

(8) Benefit Plans

      Certain employees of the Company’s German subsidiary participate in a defined benefit pension plan covering key employees (the “Germany Plan”). Benefits are based on age, years of service and the level of compensation during the final years of employment. The Company’s funding policy is to contribute annually to the Germany Plan the amount necessary to meet the minimum funding standards. The Company recognized pension expense of $278,000 for the year ended December 31, 2001 and recognized pension income of $18,000 for the year ended December 31, 2000 due to the departure of certain employees. The total pension expense was $43,000 for the year ended December 31, 1999.

      Under Mexican labor laws, employees of Jafra S.A. and its subsidiaries are entitled to a payment when they leave the Company if they have fifteen or more years of service. In addition, the Company makes government mandated employee profit sharing distributions equal to ten percent of the taxable income of the subsidiary in which they are employed. Total expense under these programs was $995,000, $345,000 and $391,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The total liability was approximately $1,010,000 and $539,000 at December 31, 2001 and 2000, respectively, and is classified as a current liability in the accompanying consolidated balance sheets.

      The Company’s U.S. subsidiary has an employee savings plan which permits participants to make voluntary contributions by salary reductions pursuant to section 401(k) of the Internal Revenue Code, which allows employees to defer up to 20% of their total compensation, subject to statutory limitations. Employee contributions of up to 10% of compensation are matched by the Company at the rate of 50 cents per dollar. Employees do not vest in the Company contribution until they have reached two years of service, at which time they become fully vested. The Company’s expense under this program was $600,000, $620,000 and $628,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      The Company’s U.S. subsidiary also has a supplemental excess benefit savings plan, which permits participants to make unlimited voluntary contributions. Employee contributions are matched on the same basis as under the employee savings plan, and the vesting provisions are the same. The Company’s expense under this program was $177,000, $213,000 and $179,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Employee and employer contributions under such plan are placed into a “rabbi” trust exclusively for the uses and purposes of plan participants and general creditors of the Company. The Company

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

has recorded an asset and the related liability in the accompanying consolidated balance sheets of $1,880,000 and $1,472,000 at December 31, 2001 and 2000, respectively.

(9) Related Party Transactions

      Pursuant to a consulting agreement entered into following the Acquisition, until the 10th anniversary of the Acquisition or the date on which CD&R Fund V no longer has an investment in the Company or until the termination by either party with 30 days notice, CD&R will receive an annual fee (and reimbursement of out-of-pocket expenses) for providing advisory, management consulting and monitoring services to the Company. On January 1, 1999, the annual fee was $400,000. As of January 1, 2001, the annual fee was increased to $1,000,000. As required by the terms of the Company’s lending arrangements, such fees are determined by arm’s-length negotiation and are believed by the Company to be reasonable. The amendment, effective January 1, 2001, adds to CD&R’s services under the agreement financial advisory, investment banking and similar services with respect to future proposals for an acquisition, merger, recapitalization, or other similar transaction directly or indirectly involving the Company or any of its subsidiaries. The fee for such additional services in connection with future transactions would be an amount equal to 1% of the transaction value for the transaction to which such fee relates. Such transaction fees may be increased upon approval of a majority of the members of the Company’s Board of Directors who are not employees of the Company, CD&R or any affiliate of CD&R. The amendment also provides that if any employee of CD&R is appointed to an executive management position (or a position of comparable responsibility) in the Company or any of its subsidiaries, the annual fee will be increased by an amount to be determined by CD&R, the amount of such increase not to exceed 100% of the existing annual fee in effect at that time. The CD&R fees incurred during the years ended December 31, 2001, 2000 and 1999 were $1,000,000, $400,000 and $400,000, respectively. In addition, certain officers and directors of CD&R or its affiliates serve as directors of the Company.

      During 1999, the Company engaged Guidance Solutions (“Guidance”), a corporation in which an investment fund managed by CD&R has an investment, to develop its e-commerce systems. Under the agreement entered into by the Company and Guidance, the Company agreed to pay fees of approximately $2.0 million to Guidance in connection with planning, defining, designing and consulting services performed related to the Company’s e-commerce initiative. During the years ended December 31, 2000 and 1999, the Company paid fees to Guidance of $1,798,000 and $389,000, respectively. The Company terminated its agreement with Guidance and executed a settlement and mutual release agreement effective September 30, 2000. Upon execution of this agreement in October of 2000, Guidance paid the Company $25,000 and agreed to pay the Company an aggregate additional sum of $475,000, payable in quarterly installments plus interest at 9.5% per annum, beginning in January 2001 through October 2005. At December 31, 2001, the unpaid balance was $397,000.

      Members of management financed a portion of the cash purchase price of the shares of Company common stock they acquired through loans from the Chase Manhattan Bank on market terms. To help members of management obtain such terms for such financing, the Company fully and unconditionally guaranteed up to 75% of the purchase price for the shares of Company common stock purchased by each such member of management in 1998 and 2000. As of December 31, 2001, the outstanding guarantee was $2,146,000.

(10) Restructuring and Impairment Charges and Related Accruals

      Current Year Impairment Charges. In 2001, the Company wrote-off $0.2 million of intangible assets as the Company determined that the undiscounted cash flows were less than the carrying amount of the assets due to a downturn in the political and economic environment in Argentina. Consistent with the Company’s policy, the impairment was determined by comparing the discounted cash flows to the carrying amount. The

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount is classified in selling, general and administration in the accompanying consolidated statement of operations.

      Prior Years Restructuring and Impairment Charges. In 2000, the Company recorded approximately $1.6 million of restructuring charges and approximately $1.0 million of asset impairment charges. The restructuring charges of approximately $1.6 million related to the Company’s repositioning activities in Europe, and consisted primarily of severance costs. As of December 31, 2001, payments of approximately $1.4 million have been made for these charges. The Company anticipates that substantially all of the remaining restructuring costs of approximately $0.2 million will be paid in 2002. The asset impairment charges of $1.0 million consisted of approximately $0.3 million related to the Company’s repositioning activities in Europe and approximately $0.7 million relating to the write-down of certain capitalized computer software costs in the United States.

      In 1999, the Company recorded approximately $3.7 million of restructuring charges and approximately $1.1 million of asset impairment charges. The restructuring charges consisted of approximately $2.7 million of charges related to the outsourcing of the Company’s U.S. product manufacturing functions, and approximately $1.0 million of other restructuring activities in the U.S., Europe and Mexico. Substantially all of the charges related to severance costs. As the terms of such severance were not communicated to the affected employees until subsequent to the one-year anniversary of the Acquisition, such costs were expensed during 1999. As of December 31, 2001, all restructuring costs were paid.

      Also in 1999, the Company recognized an asset impairment charge of approximately $1.1 million relating to long-lived assets (goodwill and trademarks) owned by its German subsidiary (“Jafra Germany”). In the fourth quarter of 1999, concurrent with the Company’s annual business planning process, the Company recognized that sales levels in Jafra Germany had declined more than anticipated since the Acquisition. The Company performed an impairment review and concluded that Jafra Germany’s future undiscounted cash flows were below the carrying value of its related long-lived assets. Accordingly, the Company recorded a non-cash impairment loss of approximately $1.1 million to adjust the carrying values of Jafra Germany’s goodwill and trademarks to their estimated fair values, which were determined based on anticipated future cash flows discounted at a rate commensurate with Jafra Germany’s weighted average cost of capital.

      Acquisition Accrual. In connection with the Acquisition in 1998, the Company initially recorded a $4.0 million accrual for restructuring and rationalization costs (the “Acquisition Accrual”). This accrual related to the planned realignment of the Company’s operations subsequent to the Acquisition, and included approximately $2.9 million of severance costs and $1.1 million of costs primarily relating to closure and/or relocation of certain distribution facilities. As of the consummation of the Acquisition, senior management began formulating a plan to close certain distribution facilities and involuntarily terminate certain employees.

      Prior to April 30, 1999 (the one year anniversary of the Acquisition), the Company finalized plans related to the closure of certain worldwide facilities, principally the closure and outsourcing of the U.S. product manufacturing functions. These restructuring plans included the transfer of certain inventory and the sale of fixed assets at a loss to a third party contractor (see Note 14). The total finalized cost of the Acquisition Accrual was approximately $4.4 million, and resulted in a net increase to goodwill of approximately $0.4 million in 1999. The components of the Acquisition Accrual are summarized as follows (in thousands):

Disposal of fixed assets	$2,336
Severance	1,724
Lease termination costs	197
Other	150

$4,407

      At December 31, 1999, there was no remaining liability related to the Acquisition Accrual.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      As discussed above, the components of the additions and/or adjustments to the aforementioned accruals include severance, lease costs, fixed asset disposals, and other exit costs, and are summarized as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Additions — charges to income:
Severance	$(84)	$1,210	$3,502
Lease costs	80	295	57
Other	4	102	169

Total additions	—	1,607	3,728
Acquisition Accrual:
Severance	—	—	(1,176)
Fixed asset disposals	—	—	2,336
Lease costs	—	—	(903)
Other	—	—	150

Acquisition Accrual, net	—	—	407

	$—	$1,607	$4,135

      A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Opening balance	$699	$1,105	$3,162
Additions	—	1,607	3,728
Adjustment to goodwill balance	—	—	407
Charges against reserves	(498)	(2,013)	(6,192)

Ending balance	$201	$699	$1,105

      The remaining costs at each year-end included in the restructuring accrual are summarized as follows (in thousands):

	December 31,

	2001	2000	1999

Severance	$—	$385	$1,105
Lease costs and other	201	314	—

	$201	$699	$1,105

      The principal component of the restructuring accruals is severance. A summary of the severance activity is as follows (dollar amounts in thousands):

	Years Ended December 31,

	?2001		2000		1999

	# of		# of		# of
	Employees	Amount	Employees	Amount	Employees	Amount

Opening balance	16	$385	43	$1,105	47	$2,154
Planned terminations	—	—	35	1,210	104	3,502
Adjustment to planned terminations	—	(84)	—	—	(39)	(1,176)
Actual terminations	(16)	(301)	(62)	(1,930)	(69)	(3,375)

Ending balance	—	$—	16	$385	43	$1,105

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Financial Reporting for Business Segments

      Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operations and major customers.

      The Company’s business is comprised of one industry segment, direct selling, with worldwide operations. The Company is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. Jafra has three reportable business segments: Mexico, the United States, and Europe. Business results for subsidiaries in South America, the Dominican Republic, and Thailand are combined and included in the following table under the caption “All Others.”

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

						Corporate,
	United			All	Total	Unallocated	Consolidated
	States	Mexico	Europe	Others	Segments	and Other	Total

	(Dollars in thousands)
Year ended December 31, 2001
Net sales	$80,772	$249,774	$26,483	$23,052	$380,081	—	$380,081
Operating profit (loss)	11,580	71,289	1,795	(5,931)	78,733	$(22,510)	56,223
Depreciation and amortization	2,709	3,908	610	406	7,633	116	7,749
Capital expenditures	4,529	6,024	230	589	11,372	—	11,372
Segment assets	67,792	193,379	17,788	13,313	292,272	(1,136)	291,136
Year ended December 31, 2000
Net sales	75,229	201,724	27,025	20,710	324,688	—	324,688
Operating profit (loss)	10,709	64,364	247	(6,044)	69,276	(26,944)	42,332
Depreciation and amortization	2,111	4,231	905	385	7,632	—	7,632
Capital expenditures	3,662	2,262	109	1,072	7,105	—	7,105
Segment assets	68,843	177,086	18,254	13,165	277,348	(404)	276,944
Year ended December 31, 1999
Net sales	74,474	175,930	33,131	15,984	299,519	—	299,519
Operating profit (loss)	9,737	47,797	(954)	(3,005)	53,575	(23,967)	29,608
Depreciation and amortization	2,569	3,276	1,022	252	7,119	—	7,119
Capital expenditures	1,838	2,622	586	752	5,798	—	5,798
Segment assets	$68,992	$179,606	$19,520	$9,443	$277,561	$816	$278,377

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Additional business segment information regarding product lines is as follows:

	2001		2000		1999

	Sales by	Percentage	Sales by	Percentage	Sales by	Percentage
	Product Line	of total	Product Line	of total	Product Line	of total
	($ in millions)	sales	($ in millions)	sales	($ in millions)	sales

Skin Care	$69.4	19.0%	$65.8	21.0%	$62.4	21.5%
Color Cosmetics	94.3	25.8	82.4	26.2	81.6	28.1
Fragrances	125.4	34.3	103.7	33.0	80.0	27.5
Body care and personal Care	37.0	10.1	29.6	9.4	30.7	10.6
Other(1)	39.3	10.8	32.6	10.4	35.8	12.3

Subtotal before shipping, handling and other fees	365.4	100.0%	314.1	100.0%	290.5	100.0%

Shipping, handling and other fees	14.7		10.5		9.1

Total	$380.1		$324.6		$299.6

(1)	Includes sales aids (party hostess gifts, demonstration products, etc.) and promotional materials.

(12) Commitments and Contingencies

      The Company leases office and warehouse facilities as well as manufacturing, transportation and data processing equipment under operating leases which expire at various dates through 2006. The leases contain certain renewal options and require payment of property taxes, utilities, common area maintenance and insurance and contain rent escalation clauses based on consumer price indices. Future minimum lease payments under noncancelable operating leases as of December 31, 2001 are (in thousands):

2002	$3,185
2003	2,567
2004	2,050
2005	1,752
2006	1,777

$11,331

      Rental expense was $3,473,000, $5,953,000 and $3,610,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Other income for 2000 included approximately $1.4 million of income related to a recovery of the effect of inflation from a receivable due from the Mexican government related to taxes.

      Subsequent to December 31, 2001, the Company initiated product replacement for a certain product sold in 2001 and 2002. The total cost of the product replacement is estimated to be approximately $535,000. However, management believes that substantially all of the cost will be recovered pursuant to contractual obligations with the third-party manufacturer. (See Note 14).

      The Company has implemented a structure in a certain foreign jurisdiction to minimize import taxes. While management believes this structure adequately protects and minimizes the Company’s exposure to import taxes, the Company may be adversely impacted if this structure does not withstand challenges by local tax authorities. Management believes that the resolution of a tax authority challenge, if any, will not have a material adverse effect on the Company’s business, financial condition or results of operations.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company’s business, financial condition or results of operations.

(13) Management Incentive Arrangements

Company Plan

      Effective 1998, the Company adopted a stock incentive plan (the “Stock Incentive Plan”), which provides for the sale to members of senior management of up to 52,141 shares of common stock of the Parent and the issuance of options to purchase up to 104,282 additional shares of common stock. The Company reserved 156,423 shares for issuance under the Stock Incentive Plan, and as of December 31, 2001, 42,121 shares and 84,242 options were outstanding. A summary of the status and activity of shares purchased under the Stock Incentive Plan is as follows:

	Number	Price
	of Shares	Per Share

Shares outstanding at December 31, 1998	39,340	$100
Shares issued in 1999	790	150
Options exercised in 1999	579	100
Shares repurchased in 1999	(2,317)	150

Shares outstanding at December 31, 1999	38,392
Shares issued in 2000	4,424	206
Options exercised in 2000	158	100
Shares repurchased in 2000	(948)	$210

Shares outstanding at December 31, 2000	42,026
Shares issued in 2001	474	210
Options exercised in 2001	210	150
Shares repurchased in 2001	(589)	$250

Shares outstanding at December 31, 2001	42,121

      The purchase price of shares issued in 1999, 2000 and 2001 and exercised in 1999, 2000 and 2001 represented the estimated fair value at the respective dates of issuance and exercise, except as discussed below. In 2000, 316 shares were issued at a price below fair value, and the Company recognized compensation expense of approximately $19,000. In 2001, 210 shares were issued at a price below fair value, and the Company recognized compensation expense of approximately $21,000. Under certain circumstances, the management stockholders can require the Company to repurchase their shares, subject to a holding period of at least seven months from the date such shares were acquired, for an amount not to exceed fair value.

      In connection with the purchase of common stock of the Parent, certain members of senior management were granted options to purchase two additional shares of common stock for each share purchased at an exercise price equal to the fair value at the date of grant under the Stock Incentive Plan. The options have a life of ten years from the date of grant. Fifty percent of the options granted are expected to vest in three equal installments on each of the first three anniversaries of the date of grant, subject to the continuous employment of the grantee (“Option Type 1”). The remaining fifty percent of the options become vested as follows, subject to the continuous employment of the grantee: (a) up to one-third of the options become vested as of each of the first three anniversaries of the date of grant if the Company achieves at least 85% of its EBITDA target for the immediately preceding fiscal year, (b) if less than one-third of the total number of options shall have become vested as provided in clause (a) above, the portion that has not become so vested shall become vested as of the first day of the fiscal year following the fiscal year, if any, that the Company achieves its cumulative EBITDA target, and (c) any options that do not become vested as provided above will become vested on the

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ninth anniversary of the date of grant (“Option Type 2”). A summary of the status and activity of the options under the Stock Incentive Plan is as follows:

	?2001		2000		1999

		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	84,052	$111.69	76,784	$101.03	78,680	$100.00
Granted	948	210.00	8,848	205.71	1,580	150.00
Exercised	(210)	150.00	(158)	100.00	(579)	100.00
Canceled	(548)	163.80	(1,422)	122.22	(2,897)	100.00

Outstanding at year-end	84,242	112.36	84,052	111.69	76,784	101.03

Options exercisable at year-end	63,528	$105.32	37,655	$100.70	12,534	$100.00
Options available for grant	19,093	—	19,493	—	26,919	—

      The following table summarizes information about options outstanding as of December 31, 2001:

	Outstanding			Exercisable

		Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Weighted Average
Price	of Options	Life (Yrs.)	Exercise Price	of Options	Exercise Price

$100.00	74,256	6.75	$100.00	60,123	$100.00
$150.00	948	7.92	150.00	609	150.00
$210.00	9,038	8.63	210.00	2,796	210.00

	84,242	6.96	$112.36	63,528	$105.32

      The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for these options. As the options were granted with exercise prices equal to the fair value at the date of grant, no compensation cost was recognized by the Company upon issuance of such options. The fair value of each option granted by the Company was estimated using the minimum value option pricing model. The assumptions used in this pricing model and the weighted average fair value of options granted during 2001, 2000 and 1999 are summarized as follows:

	?2001		2000		1999

	Option	Option	Option	Option	Option	Option
	Type 1	Type 2	Type 1	Type 2	Type 1	Type 2

Risk-free interest rate	5.80%	5.80%	6.30%	6.30%	6.03%	6.03%
Expected option life (in years)	5.0	7.0	5.0	7.0	5.0	9.0
Expected volatility	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Weighted average fair value per option	$52.20	$69.28	$56.00	$73.97	$38.55	$62.12

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro Forma Compensation Cost

      Had the Company recorded compensation cost based on the fair value of options granted at the grant date, as prescribed by FASB Statement No. 123 “Accounting for Stock Based Compensation,” pro forma net income would have been as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Net income, as reported	$15,840	$6,335	$4,648
Pro forma compensation cost	348	680	677

Pro forma net income	$15,492	$5,655	$3,971

Employment Agreements

      Certain senior executive officers have employment agreements which provide for annual bonuses if the Company achieves the performance goals established under its annual incentive plan for executives.

      The Company has a bonus plan for U.S. based employees which provides that 50% of the bonus earned by any Vice President or Director shall be deferred and shall vest in three equal annual installments. As of December 31, 2001 and 2000, $372,000 and $179,000 of bonuses were deferred, respectively. The Company recognizes compensation expense as the vesting requirements are met.

(14) Manufacturing Agreement

      The Company and a third-party contractor (the “Contractor”) entered into a manufacturing agreement, dated as of June 10, 1999, (the “Manufacturing Agreement”). Subject to the terms and conditions of the Manufacturing Agreement, the Contractor has agreed to manufacture all of the Company’s requirements for certain cosmetic and skin care products for an initial term of five years. Following the expiration of the initial five-year term, the Manufacturing Agreement will be automatically extended for additional one-year terms unless terminated by six months’ prior written notice by either party. The Manufacturing Agreement provides for price renegotiations by the Contractor if the Company’s quarterly or annual purchase volume falls below specified minimums. The Manufacturing Agreement requires the Contractor to maintain insurance to cover costs associated with any product liability or product recall caused by the acts or omissions of the Contractor. In addition, the Company is obligated to purchase materials acquired by the Contractor based upon product forecasts provided by the Company if the Contractor is unable to sell such materials to a third-party. There have been no such repurchases to date. The Contractor is solely responsible for obtaining the inventories, manufacturing the inventories at its current location in Chino, California, complying with applicable laws and regulations, and performing quality assurance functions.

      In connection with the Company’s 1999 restructuring activities related to the closure and outsourcing of its U.S. product manufacturing functions as discussed in Note 10, certain fixed assets and inventories were sold to the Contractor in exchange for secured promissory notes. The promissory note for the fixed assets was for an amount of approximately $1.5 million, carried an annual interest rate of 8%, and commenced payments on January 1, 2000. The promissory note for inventories of approximately $2.2 million was non-interest bearing, and commenced payments on October 1, 1999. The note for the inventories was repaid in October 2000 and the note for the fixed assets was repaid in December 2000.

      During the fourth quarter of 2000, the Contractor obtained $1.0 million of advances from the Company in exchange for an unsecured promissory note. The note bears interest at an annual rate of 9% and is payable in monthly installments commencing on February 15, 2001. At December 31, 2000, approximately $0.9 million of the note was included in receivables and approximately $0.1 million of the note was included in other assets

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in the accompanying consolidated balance sheets. At December 31, 2001, approximately $0.3 million of the note was included in receivables in the accompanying consolidated balance sheets.

(15) Foreign Currency Forward Contracts

      The Company is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures at Jafra S.A. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations in Mexico, the Company enters into foreign currency exchange contracts (“forward contracts”). The Company places forward contracts based on its forecasted U.S. dollar cash outflows from Jafra S.A. over a rolling 12 month period and does not hedge transactions that are not included in the 12 month forecast on the date the forward contract is initiated. As a matter of policy, the Company does not hold or issue forward contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features. Prior to entering into foreign currency exchange contracts, the Company evaluates the counter parties’ credit ratings. Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted. The Company does not currently anticipate non-performance by such counter parties.

      The forward contracts utilized by the Company did not qualify for hedge accounting under the applicable accounting standards prior to adoption of SFAS No. 133 on January 1, 2001, and accordingly such instruments were marked-to-market with gains and losses included as a component of exchange loss in the statements of operations for the years ended December 31, 2000 and 1999. Under SFAS No. 133, the Company’s use of forward contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from such derivative instruments arising subsequent to January 1, 2001 are deferred as a separate component of other comprehensive income, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts with the corresponding gains and losses generated by the underlying hedged transactions. Under SFAS No. 133, certain of the Company’s forward contracts do not qualify for hedge accounting and therefore, are remeasured based on fair value, with gains and losses included as a component of net income.

      The Company currently designates certain of its forward contracts as cash flow hedges of forecasted U.S. dollar-denominated inventory purchases, forecasted U.S. dollar-denominated intercompany charges from JCI to Jafra S.A., forecasted management fee charges from JCI to Jafra S.A., and U.S. dollar-denominated interest payments. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are deferred as a component of other comprehensive income. Such amounts will be reclassified from other comprehensive income into net income when the underlying hedged exposure is recognized in income. For U.S. dollar-denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges and interest, this will occur at the date such charges are recorded by Jafra S.A.

      Upon implementation of SFAS 133 on January 1, 2001, the Company had certain forward contracts not designated as hedges. During the year ended December 31, 2001, the Company recognized losses on forward contracts of approximately $12,188,000, of which $8,771,000 related to losses on settled forward contracts and $2,620,000 related to losses on outstanding forward contracts, that did not qualify for hedge accounting under

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SFAS No. 133, as a component of exchange loss in the accompanying consolidated statement of operations. During the year ended December 31, 2000, the Company recognized approximately $10,050,000 of losses and during the year ended December 31, 1999, the Company recognized $222,000 of gains as a component of exchange loss on forward contracts that did not qualify for hedge accounting under accounting standards prior to the adoption of SFAS No. 133. Additionally, during the year ended December 31, 2001, the Company deferred as a component of other comprehensive income $5,504,000 of losses on forward contracts qualifying for hedge accounting under SFAS No. 133. Of this amount, approximately $797,000 was recognized as exchange (loss) gain and $961,000 was recognized as cost of sales upon recognition of the underlying hedged exposure prior to December 31, 2001. The Company expects that substantially all of the remaining loss of $3,746,000 deferred as a component of other comprehensive income at December 31, 2001 will be recognized into net income within the next twelve months. The fair value of the forward contacts at December 31, 2001 represented an unrealized loss of $5,540,000 consisting of $2,920,000 of unrealized losses recorded as a component of other comprehensive income for qualifying hedges and $2,620,000 of unrealized losses recorded as a component of exchange loss for non-qualifying hedges under SFAS No. 133.

      During the year ended December 31, 2001, the ineffectiveness generated by the Company’s forward contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly $1,115,000 of losses were reclassified into earnings.

      The outstanding foreign currency forward contracts had notional values of $66,824,000, of which $59,587,000 had been designated as hedges under the provisions of SFAS No. 133 at December 31, 2001, and $80,817,000 at December 31, 2000. The contracts outstanding at December 31, 2001 mature in 2002 while the contracts outstanding at December 31, 2000 matured in 2001. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The tables below describe the forward contracts that were outstanding at December 31, 2001 and 2000 (in thousands):

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001:

	Forward Position	Maturity	Weighted Average	Fair
Foreign Currency	in US Dollars(1)	Date	Contract Rate	Value(1)

Buy US Dollar/sell Mexican Peso	$10,674	1/31/02	10.19	$9,546
Sell Mexican Peso/buy US Dollar	(2,138)	1/31/02	9.35	(2,104)
Buy US Dollar/sell Mexican Peso	6,995	2/28/02	10.26	6,239
Sell Mexican Peso/buy US Dollar	(2,113)	2/28/02	9.47	(2,065)
Buy US Dollar/sell Mexican Peso	9,023	3/27/02	10.46	7,921
Sell Mexican Peso/buy US Dollar	(4,219)	3/27/02	9.48	(4,139)
Buy US Dollar/sell Mexican Peso	8,310	4/30/02	10.23	7,562
Sell Mexican Peso/buy US Dollar	(3,118)	4/30/02	9.62	(3,034)
Buy US Dollar/sell Mexican Peso	8,012	5/31/02	10.11	7,453
Sell Mexican Peso/buy US Dollar	(2,573)	5/31/02	9.71	(2,498)
Buy US Dollar/sell Mexican Peso	8,037	6/28/02	9.95	7,662
Sell Mexican Peso/buy US Dollar	(3,069)	6/28/02	9.78	(2,981)
Buy US Dollar/sell Mexican Peso	4,765	7/31/02	10.07	4,523
Buy US Dollar/sell Mexican Peso	9,951	8/30/02	10.05	9,541
Buy US Dollar/sell Mexican Peso	4,459	9/30/02	10.09	4,290
Buy US Dollar/sell Mexican Peso	10,905	10/31/02	10.09	10,567
Buy US Dollar/sell Mexican Peso	2,923	11/29/02	10.27	2,801

	$66,824			$61,284

December 31, 2000:

	Forward Position	Maturity	Weighted Average	Fair
Foreign Currency	in US Dollars(1)	Date	Contract Rate	Value(1)

Buy US Dollar/sell Mexican Peso	$6,980	1/26/01	10.12	$6,679
Buy US Dollar/sell Mexican Peso	7,500	2/26/01	10.20	7,187
Buy US Dollar/sell Mexican Peso	7,529	3/30/01	10.36	7,162
Buy US Dollar/sell Mexican Peso	5,915	4/30/01	10.48	5,607
Buy US Dollar/sell Mexican Peso	2,828	5/31/01	10.61	2,670
Buy US Dollar/sell Mexican Peso	3,907	6/29/01	10.24	3,861
Buy US Dollar/sell Mexican Peso	2,618	7/31/01	10.31	2,588
Buy US Dollar/sell Mexican Peso	11,816	8/31/01	10.32	11,804
Buy US Dollar/sell Mexican Peso	12,125	9/28/01	10.39	12,119
Buy US Dollar/sell Mexican Peso	2,336	10/30/01	10.70	2,290
Buy US Dollar/sell Mexican Peso	10,275	10/31/01	10.71	10,078
Buy US Dollar/sell Mexican Peso	2,878	11/30/01	10.43	2,934
Buy US Dollar/sell Mexican Peso	4,110	12/27/01	10.71	4,120

	$80,817			$79,099

(1)	The “Forward Position in US Dollars” and the “Fair Value” presented above represent notional amounts. The net of these two amounts, an unrealized loss of $5,540,000 and $1,718,000 at December 31, 2001 and 2000, respectively, represents the carrying value of the forward contracts (which approximates fair value) and has been recorded as a liability in the accompanying consolidated balance sheets as of December 31, 2001 and 2000, respectively.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Subsequent to December 31, 2001, in accordance with previously approved policies, the Company modified its hedging program to include the use of foreign currency option contracts (“option contracts” or “options”) to hedge foreign currency exposures to the Mexican peso. In order to execute the option contracts and to offset its current outstanding forward contracts to sell Mexican pesos, on March 27, 2002, the Company entered into forward contracts to buy Mexican pesos. Also, on that date, the Company entered into a series of U.S. dollar option contracts. The exchange rate at which the option contracts may be exercised is based upon the market rate at the time the contracts are placed. The Company purchased exchange rate put options, which gives the Company the right, but not the obligation, to sell Mexican pesos at a specified U.S. dollar exchange rate (“strike rate”). These contracts provide protection in the event the Mexican peso weakens beyond the option strike rate. In conjunction with the put options, and as part of a zero-cost option collar structure, the Company sold Mexican peso call options, which gives the counterparty the right, but not the obligation, to buy Mexican pesos from the Company at a specified strike rate. The effect of these contracts would be to limit the benefit the Company would otherwise derive from the strengthening of the Mexican peso beyond the strike rate. In the aggregate, the Company entered into approximately $600 million Mexican pesos of matching put and call options.

(16) Fourth Quarter Adjustments

      During the fourth quarter of 2001, the Company recorded approximately $4,288,000 to bad debt expense due to declining consultant liquidity as a result of the general slowdown of the economy in Mexico and Brazil. During the fourth quarter of 2000, the Company recorded certain adjustments related to changes in cost accounting estimates, which resulted in an increase to cost of sales of approximately $3,000,000.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholder of

Jafra Cosmetics International, Inc.
Westlake Village, California

      We have audited the accompanying consolidated balance sheets of Jafra Cosmetics International, Inc. and subsidiaries (the “Company”), an indirect, wholly owned subsidiary of CDRJ Investments (Lux) S.A., as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jafra Cosmetics International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 6, 2002

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

ASSETS

	December 31,

	2001	2000

Current assets:
Cash and cash equivalents	$4,081	$3,382
Receivables, less allowances for doubtful accounts of $523 in 2001 and $536 in 2000	6,447	6,730
Inventories	8,677	9,455
Receivables from affiliates	23,633	5,078
Prepaid expenses and other current assets	1,665	2,398
Deferred income taxes	55	—

Total current assets	44,558	27,043
Property and equipment, net	22,742	20,144
Other assets:
Goodwill, net	38,125	39,542
Notes receivable from affiliates	3,902	27,182
Deferred financing fees, net	3,004	3,632
Other	3,716	3,599

Total	$116,047	$121,142

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$3,000	$2,500
Accounts payable	5,591	6,552
Accrued liabilities	12,709	11,988
Income taxes payable	965	393
Deferred income taxes	—	343
Payables to affiliates	2,639	2,305

Total current liabilities	24,904	24,081
Long-term debt	52,908	68,608
Deferred income taxes	3,353	548
Other long-term liabilities	3,088	2,367

Total liabilities	84,253	95,604

Commitments and contingencies	—	—
Stockholder’s equity:
Common stock, par value $.01; authorized, issued and outstanding, 1,000 shares in 2001 and 2000	—	—
Additional paid-in capital	39,649	39,649
Retained deficit	(5,376)	(11,888)
Accumulated other comprehensive loss	(2,479)	(2,223)

Total stockholder’s equity	31,794	25,538

Total	$116,047	$121,142

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Years Ended December 31,

	2001	2000	1999

Net sales	$125,086	$117,818	$121,820
Cost of sales	37,383	36,063	42,839

Gross profit	87,703	81,755	78,981
Selling, general and administrative expenses	96,439	88,750	89,588
Management fee income from affiliates	(8,504)	(8,141)	(5,048)
Restructuring and impairment charges	—	2,392	4,575
Loss (gain) on sale of assets	92	147	(1,043)

Loss from operations	(324)	(1,393)	(9,091)
Other income (expense):
Royalty income from affiliates, net	20,098	14,620	17,838
Exchange loss	(225)	(178)	(421)
Interest expense, net	(6,794)	(7,564)	(10,323)
Other, net	(189)	9	(76)

Income (loss) before income taxes and extraordinary item	12,566	5,494	(2,073)
Income tax expense	6,054	3,075	2,108

Income (loss) before extraordinary item	6,512	2,419	(4,181)
Extraordinary loss on early extinguishment of debt, net of income tax benefit of $120 in 2000 and $0 in 1999	—	205	296

Net income (loss)	$6,512	$2,214	$(4,477)

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(In thousands, except for shares)

	Years Ended December 31,

	2001		2000		1999

	Shares	Amount	Shares	Amount	Shares	Amount

Capital Stock:
Balance, beginning of year	1,000	—	1,000	—	1,000	—

Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in Capital:
Balance, beginning of year		$39,649		$38,749		$38,374
Gain on sale of trademark to affiliate		—		—		375
Capital contributions by parent		—		900		—

Balance, end of year		39,649		39,649		38,749
Accumulated Deficit:
Balance, beginning of year		(11,888)		(14,102)		(9,625)
Net income (loss)		6,512		2,214		(4,477)

Balance, end of year		(5,376)		(11,888)		(14,102)
Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year		(2,223)		(2,319)		896
Currency translation adjustments		(256)		96		(3,215)

Balance, end of year		(2,479)		(2,223)		(2,319)

Total Stockholder’s Equity	1,000	$31,794	1,000	$25,538	1,000	$22,328

Comprehensive Income (Loss):
Net income (loss)		$6,512		$2,214		$(4,477)
Currency translation adjustments		(256)		96		(3,215)

Total Comprehensive Income (Loss)		$6,256		$2,310		$(7,692)

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net income (loss)	$6,512	$2,214	$(4,477)
Extraordinary loss on early extinguishment of debt, net of taxes	—	205	296

Income (loss) before extraordinary item	6,512	2,419	(4,181)
Adjustments to reconcile income (loss) before extraordinary item to net cash provided by (used in) operating activities:
Loss (gain) on sale of property and equipment	92	147	(1,043)
Depreciation and amortization	3,484	3,014	3,606
Amortization of deferred financing fees	628	633	840
Provision for uncollectible accounts receivable	559	898	1,359
Asset impairment charge	—	1,019	1,084
Unrealized foreign exchange loss	208	249	—
Deferred income taxes	2,407	891	—
Changes in operating assets and liabilities:
Receivables	(276)	346	4,094
Inventories	778	(2,287)	8,213
Prepaid expenses and other current assets	733	(422)	62
Affiliate receivables and payables	(18,221)	1,936	(14,403)
Other assets	254	841	(315)
Accounts payable and accrued liabilities	(240)	(1,999)	(4,282)
Income taxes payable	572	272	(721)
Other long-term liabilities	721	(341)	897

Net cash provided by (used in) operating activities	(1,789)	7,616	(4,790)

Cash flows from investing activities:
Payments of previously accrued Acquisition fees	—	—	(1,856)
Proceeds from sale of property and equipment	—	92	5,551
Purchases of property and equipment	(5,091)	(4,418)	(2,355)
Other	(408)	(760)	(711)

Net cash provided by (used in) investing activities	(5,499)	(5,086)	629

Cash flows from financing activities:
Repurchase of subordinated debt	—	(6,358)	(8,094)
Repayments under term loan facility	(2,500)	(2,000)	(1,500)
Net borrowings (repayments) under revolving credit facility	(12,700)	(10,000)	13,000
Capital contributions by Parent	—	900	—
Collection of notes receivable from affiliates	23,280	14,788	—

Net cash provided by (used in) financing activities	8,080	(2,670)	3,406

Effect of exchange rate changes on cash	(93)	496	(496)

Net increase (decrease) in cash and cash equivalents	699	356	(1,251)
Cash and cash equivalents at beginning of period	3,382	3,026	4,277

Cash and cash equivalents at end of period	$4,081	$3,382	$3,026

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$6,748	$9,669	$10,100
Income taxes	$2,586	$2,154	$1,907

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Description of Business

Basis of Presentation

      Jafra Cosmetics International, Inc., a Delaware corporation (“JCI”) is a wholly owned subsidiary of CDRJ North Atlantic (Lux) S.a.r.L., a Luxembourg société à responsabilité limitée, which is a wholly owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (the “Parent”). JCI, its subsidiaries, and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. (“CD&R”) to acquire (the “Acquisition”) the worldwide Jafra Cosmetics business (the “Jafra Business”) from The Gillette Company (“Gillette”).

      The accompanying consolidated financial statements reflect the operations of JCI and its subsidiaries (collectively, the “Company”). The Company is an operating subsidiary in the United States, and currently has operating subsidiaries in Austria, Germany, Italy, the Netherlands, Switzerland, the Dominican Republic and Thailand. All significant intercompany accounts and transactions between entities comprising the Company have been eliminated in consolidation.

      In connection with the Acquisition, JCI and an affiliated company, Jafra Cosmetics International, S.A. de C.V. (“Jafra S.A.”) (the indirect, wholly owned Mexican subsidiary of the Parent) issued $100 million aggregate principal amount of 11.75% Subordinated Notes due 2008 (the “Notes”). See Note 6. The Notes represent several obligations of JCI and Jafra S.A., with each participating on a pro rata basis upon redemption. JCI and Jafra S.A. have fully and unconditionally guaranteed the obligations under the Notes of the other on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. As the cross-guarantee of JCI and Jafra S.A. is subject to a 30-day standstill period, the Parent is filing these separate financial statements of JCI as a schedule to its Annual Report on Form 10-K for the year ended December 31, 2001.

Description of Business

      The Company markets its products, which consist of premium skin and body care products, color cosmetics, fragrances, and other personal care products, primarily in the United States, but also through subsidiaries in Austria, Germany, Italy, the Netherlands, Switzerland, the Dominican Republic and Thailand and in a number of additional countries through distributors. The Company utilizes a direct selling, multilevel distribution system comprised of self-employed salespersons (known as “consultants”).

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

      Inventories. Inventories, which consist of finished goods, are stated at the lower of cost, as determined by the first-in, first-out basis, or market.

      Property and Equipment. Property and equipment are stated at cost. Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets using the straight-line method. Estimated useful lives are 40 years for buildings, the lesser of 40 years or the term of the lease for

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

improvements and 5 to 15 years for machinery and equipment. Maintenance and repairs, including cost of minor replacements, are charged to operations as incurred. Costs of additions and betterments are added to property and equipment accounts provided that such expenditures increase the useful life or the value of the asset.

      Intangible Assets. Intangible assets principally consist of goodwill, which is amortized using the straight-line method. Goodwill resulting from the Company’s acquisition of the Jafra Business from Gillette is being amortized over a period of 40 years. Accumulated amortization of goodwill at December 31, 2001 and 2000 was $3,837,000 and $2,868,000, respectively. (See “New Accounting Standards”).

      Deferred Financing Costs. In connection with the acquisition of the Jafra Business, the Company incurred approximately $7.2 million of costs related to the 11.75% Senior Subordinated Notes due 2008 (the “Notes”), the Revolving Credit Facility and the Term Loan Facility (see Note 6). Such costs are being amortized on a basis that approximates the interest method over the expected term of the related debt. Accumulated amortization at December 31, 2001 and 2000 was $2,500,000 and $1,871,000, respectively.

      Impairment of Long-Lived Assets and Goodwill. Long-lived assets and goodwill are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets and goodwill is not recoverable, the Company will recognize an impairment loss, measured by the future discounted cash flow method (see “New Accounting Standards” and Note 10).

      Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments. The fair value of the Notes at December 31, 2001 and 2000 was $48,266,000 and $46,461,000, respectively, based on discussions with one of the Company’s largest bondholders and an analysis of current market interest rates and the Company’s credit rating. As the Company’s Revolving Credit Facilities and the Term Loan are variable rate debt, and the interest rate spread paid by the Company is adjusted for changes in certain financial ratios of the Company, the fair value of the Revolving Credit Facilities and the Term Loan approximated their carrying amounts at December 31, 2001 and 2000.

      Revenue Recognition. The Company recognizes revenue when title passes at shipment in accordance with its shipping terms. Amounts billed to consultants for shipping and handling costs are included in net sales.

      Shipping and handling costs. Shipping and handling costs of $11,265,000, $12,170,000 and $8,219,000 for the years ended December 31, 2001, 2000 and 1999, respectively, are included in selling, general and administrative expenses.

      Research and Development. Research and development costs are expensed as incurred. Total research and development expense aggregated $1,842,000, $1,901,000 and $2,130,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The portion of the above-identified research and development expenses incurred by the Company and charged to Jafra S.A. as part of the Company’s management fee income (see Note 9) aggregated $864,000, $978,000 and $942,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

      Income Taxes. The Company accounts for income taxes under the balance sheet approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company’s financial statements or income tax returns. Management provides a valuation allowance for deferred income tax assets when it is more likely than not that a portion of such deferred income tax assets will not be realized. Income tax expense of the Company is computed on a separate-company basis.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      New Accounting Standards. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the statement of operations when the hedged item affects earnings. SFAS No. 133 defined new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings. The adoption of SFAS No. 133 did not have a material impact on the Company’s consolidated financial statement.

      In July 2001, the Financial Accounting Standards Board (“FASB”) approved two new statements: SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. In accordance with this statement, the Company is not required to complete the transitional goodwill impairment test until June 30, 2002. The Company is evaluating, but has not yet determined, whether the adoption of this statement will result in an impairment of goodwill. Additionally, the Company is evaluating, but has not determined the useful life of certain other intangible assets under the new accounting pronouncement. Goodwill amortization of $1,079,000 recorded in 2001 required under previous accounting standards will not be charged to income in 2002.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 retains substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues and addressing the accounting for a component of a business accounted for as a discontinued operation. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect the adoption of SFAS No. 144 to have a significant impact on the financial position, or results of operations, of the Company.

      In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which addresses the accounting for consideration given by a vendor to a customer or a reseller of the vendor’s products. In April 2001, the EITF reached a consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which provides guidance on the income statement classification of consideration from a vendor to a reseller in connection with the reseller’s purchase of the vendor’s products or to promote sales of the vendor’s products. This new guidance provides that consideration from a vendor to a reseller is generally presumed to be a reduction of the selling prices of the vendor’s products, and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. Although the new guidance will not impact net income, there will be certain income statement reclassifications, primarily related to commissions paid to consultants related

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to their sale of product. The Company is in the process of quantifying the impact of the guidance on revenue, gross profit and selling, general and administrative expenses. EITF Issue No. 00-25 and EITF Issue No. 01-9 are both effective for the Company on January 1, 2002. Upon adoption, the Company will reclassify prior period amounts for comparability.

      Reclassifications. Certain reclassifications were made to the prior year financial statements to conform to current year presentation.

(3) Inventories

      Inventories consist of the following at December 31, 2001 and 2000 (in thousands):

	2001	2000

Raw materials and supplies	$—	$44
Finished goods	8,677	9,411

Total inventories	$8,677	$9,455

(4) Property and Equipment

      Property and equipment consist of the following at December 31, 2001 and 2000 (in thousands):

	2001	2000

Land	$6,188	$6,188
Buildings and improvements	6,763	5,998
Machinery and equipment	15,971	11,997

	28,922	24,183
Less accumulated depreciation	6,180	4,039

Property and equipment, net	$22,742	$20,144

(5) Accrued Liabilities

      Accrued liabilities consist of the following at December 31, 2001 and 2000 (in thousands):

	2001	2000

Sales promotions, commissions and overrides	$3,182	$3,553
Accrued restructuring charges (Note 10)	128	516
Accrued interest	931	892
Compensation and other benefit accruals	4,291	3,374
State and local sales taxes and other taxes	1,282	846
Other	2,895	2,807

Total accrued liabilities	$12,709	$11,988

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Debt

      Debt consists of the following at December 31, 2001 and 2000 (in thousands):

	2001	2000

Subordinated Notes, unsecured, interest payable semi-annually at 11.75% due in 2008.	$45,108	$45,108
Term loan, secured, principal and interest due in quarterly installments through April 30, 2004, interest rates at 4.3% and 8.1% at December 31, 2001 and 2000, respectively	9,000	11,500
Revolving Loan, secured, due April 30, 2004, weighted average interest rates of 5.4% and 8.3% at December 31, 2001 and 2000, respectively	1,800	14,500

Total debt	55,908	71,108
Less current maturities	3,000	2,500

Long-term debt	$52,908	$68,608

      The Company’s long-term debt matures as follows (in thousands): $3,000 in 2002, $4,000 in 2003, $3,800 in 2004, $0 in 2005, $0 in 2006 and $45,108 thereafter.

      On April 30, 1998, JCI and Jafra S.A. borrowed $125 million by issuing $100 million aggregate principal amount of 11.75% Subordinated Notes due 2008 (the “Notes”) pursuant to an Indenture dated April 30, 1998 (the “Indenture”) and $25 million under a Senior Credit Agreement.

      At the date of issuance, the Notes represented several obligations of JCI and Jafra S.A. in the amount of $60 million and $40 million, respectively, with each participating on a pro rata basis upon redemption. The Notes mature in 2008 and bear a fixed interest rate of 11.75% payable semi-annually.

      JCI and Jafra S.A. are indirect, wholly owned subsidiaries of the Parent and have fully and unconditionally guaranteed the obligations under the Notes of the other on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. In addition, the Parent has fully and unconditionally guaranteed the Notes on a senior subordinated basis. The Company currently has no U.S. subsidiaries. Each acquired or organized U.S. subsidiary of JCI will also be required to fully and unconditionally guarantee the Notes jointly and severally, on a senior subordinated basis. Each existing subsidiary of Jafra S.A. fully and unconditionally guarantees the Notes jointly and severally, on a senior subordinated basis, and each subsequently acquired or organized subsidiary of Jafra S.A. will fully and unconditionally guarantee the Notes jointly and severally, on a senior subordinated basis. The nonguarantor entities are the Company’s indirect subsidiaries in Austria, Germany, Italy, the Netherlands, Switzerland, the Dominican Republic and Thailand, and the Parent’s indirect subsidiaries in Poland, Argentina, Brazil, Chile, Colombia, Peru, and Venezuela. All guarantor and nonguarantor entities are either direct or indirect wholly owned subsidiaries of the Parent. The Notes were registered in a registered exchange offer, effective as of January 25, 1999, under the Securities Act of 1933, as amended.

      The Notes are unsecured and are generally non-callable for five years. Thereafter, the Notes will be callable at premiums declining to par in the eighth year.

      Consents and Waivers, dated June 30, 2001 and November 19, 1999, to the Senior Credit Agreement, as described below, allow JCI and Jafra S.A. to repurchase the Notes in the open market from time to time, with the aggregate purchase price for all such Notes repurchased not to exceed $50 million. Aggregate repurchases as of December 31, 2001 were $24.8 million. During 2000, JCI retired notes, prior to maturity, with a face value of $6.5 million. The debt repurchases in 2000 resulted in an extraordinary loss of $205,000, net of an income tax benefit of $120,000. During 1999, JCI retired Notes, prior to maturity, with a face value of $8.4 million. The debt repurchases in 1999 resulted in an extraordinary loss of $296,000, with no income tax benefit. In connection with the early retirement of the Notes as described above, a portion of the unamortized

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred financing costs was written off and included in the determination of the extraordinary loss on early extinguishment of debt. Total amounts that were written off during 2000 and 1999 were $459,000 and $602,000, respectively.

      In addition, JCI and Jafra S.A. entered into a Senior Credit Agreement that provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a multicurrency Revolving Credit Facility of $65 million and a Term Loan Facility of $25 million. Borrowings under the Term Loan Facility are payable in quarterly installments of principal and interest over six years through April 30, 2004. Borrowings under the Revolving Credit Facility mature on April 30, 2004. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 1.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 0.5%, plus an applicable margin not to exceed 0.625%). The interest rate in effect at December 31, 2001 was approximately 4.3% for the LIBOR-based borrowings and the rate for the prime-based borrowings was approximately 5.4%. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra S.A.

      Both the Indenture and the Senior Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio.

(7) Income Taxes

      The Company’s income (loss) before income taxes consists of the following (amounts in thousands):

	Years Ended December 31,

	2001	2000	1999

Income (loss) before income taxes and extraordinary item:
United States	$13,530	$9,741	$3,898
Foreign	(964)	(4,247)	(5,971)

	$12,566	$5,494	$(2,073)

      Actual income tax expense differs from the “expected” tax expense (computed by applying the U.S. federal corporate rate of 35% to income before income taxes) as a result of the following:

	Years Ended December 31,

	2001	2000	1999

Provision (benefit) for income taxes at federal statutory rate	$4,398	$1,922	$(726)
Foreign income subject to tax other than at federal statutory rate, principally withholding taxes	2,532	1,298	1,186
Foreign tax and other credits	(3,230)	(1,724)	(1,784)
State income taxes	544	243	171
Valuation allowance — domestic	944	(616)	657
Valuation allowance — foreign	674	1,911	2,686
Other	192	41	(82)

Income tax expense	$6,054	$3,075	$2,108

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Current:
Federal	$140	$72	$60

Foreign:
Foreign withholding taxes	2,296	1,820	1,859
Europe	641	49	99
Other	26	—	—

	2,963	1,869	1,958
State	544	243	90

Total current	3,647	2,184	2,108
Deferred — foreign	—	—	—
Deferred — domestic	2,407	891	—

Total deferred	2,407	891	—
Total income taxes on income (loss) before income taxes and extraordinary item	6,054	3,075	2,108
Income tax benefit on early extinguishment of debt	—	(120)	—

Total income tax expense	$6,054	$2,955	$2,108

      The components of deferred income tax assets and deferred income tax liabilities at December 31, 2001 and 2000 are as follows (in thousands):

	2001	2000

Deferred income tax assets:
Net operating loss carryforward	$6,834	$6,162
Disallowed interest expense	26	1,226
Accrued bonuses	—	619
Foreign tax and other credit carryforward	2,646	1,700
Other accrued liabilities	331	244
Other	1,927	1,266

Total deferred income tax assets	11,764	11,217
Less valuation allowance	(9,480)	(7,862)

Net deferred income tax assets	2,284	3,355
Deferred income tax liabilities:
Property and equipment	(1,602)	(1,221)
Trademark and goodwill	(2,631)	(1,866)
Inventories	(930)	(851)
Other	(419)	(308)

Total deferred income tax liabilities	(5,582)	(4,246)

Net deferred income tax liabilities	$(3,298)	$(891)

      The Company records a valuation allowance on the deferred income tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowances at December 31, 2001 and 2000 were based upon the Company’s estimates of the future realization of deferred income tax assets. Valuation allowances at December 31, 2001 were provided to offset foreign operating loss carryforwards of $6,834,000 and foreign tax and other credit carryforwards of $2,646,000 resulting from the

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s U.S. and European subsidiaries. These deferred income tax assets were reduced by a valuation allowance of $9,480,000. The tax loss carryforwards expire in varying amounts between 2002 and 2011. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards.

(8) Benefit Plans

      Certain employees of the Company’s German subsidiary participate in a defined benefit pension plan covering key employees (the “Germany Plan”). Benefits are based on age, years of service and the level of compensation during the final years of employment. The Company’s funding policy is to contribute annually to the Germany Plan the amount necessary to meet the minimum funding standards. The Company recognized pension expense of $278,000 for the year ended December 31, 2001 and recognized pension income of $18,000 for the year ended December 31, 2000 due to the departure of certain employees. The total pension expense was $43,000 for the year ended December 31, 1999.

      JCI has an employee savings plan which permits participants to make voluntary contributions by salary reductions pursuant to section 401(k) of the Internal Revenue Code, which allows employees to defer up to 20% of their total compensation, subject to statutory limitations. Employee contributions of up to 10% of compensation are matched by the Company at the rate of 50 cents per dollar. Employees do not vest in the Company contribution until they have reached two years of service, at which time they become fully vested. The Company’s expense under this program was $600,000, $620,000 and $628,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      JCI also has a supplemental excess benefit savings plan, which permits participants to make unlimited voluntary contributions. Employee contributions are matched on the same basis as under the employee savings plan, and the vesting provisions are the same. The Company’s expense under this program was $177,000, $213,000 and $179,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Employee and employer contributions under such plan are placed into a “rabbi” trust exclusively for the uses and purposes of plan participants and general creditors of the Company. The Company has recorded an asset and the related liability in the accompanying consolidated balance sheets of $1,880,000 and $1,472,000 at December 31, 2001 and 2000, respectively.

(9) Related Party Transactions

      The Company distributes skin and body products to other subsidiaries of the Parent (“Affiliates”). Sales to Affiliates, primarily in Mexico and South America, were $13,442,000, $14,297,000 and $14,318,000 for the years ended December 31, 2001, 2000 and 1999, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. The Company also purchases color and fragrance products from the Parent’s Mexico affiliate totaling $9,849,000, $8,856,000 and $6,373,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      In addition, the Company provides certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions to Affiliates. The cost of these services is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company charges out a portion of these management expenses to its Affiliates based upon charges identified to specific Affiliates and upon a formula using the percentage of revenues of each Affiliate to the total consolidated revenues of the Parent. The Company believes the amounts and methods of allocations are reasonable and approximate the cost of the actual services provided. The management fee income, which consists of amounts billed to Affiliates in Mexico and South America, was $8,504,000, $8,141,000 and $5,048,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At the end of 1999, the Company sold U.S. trademarks with a net book value of $20,125,000 and German trademarks with a net book value of $4,362,000 to Jafra S.A. for their respective estimated fair values of $20,500,000 and $3,500,000. The excess of the sales price over the net book value of U.S. trademarks of $375,000 was recorded as additional paid-in capital in the accompanying consolidated statements of stockholder’s equity. The excess of the net book value of German trademarks over the sales price of $862,000 was recorded as an impairment loss in the accompanying consolidated statements of operations. As a result of these sales, beginning in 2000, Jafra S.A. began charging the Company a fee for the right to use the Jafra trademark in the United States and Europe. The total royalty expense charged by Jafra S.A. to the Company was $1,639,000 and $1,126,000 for the years ended December 31, 2001 and 2000, respectively, and is offset against royalty income from affiliates in the accompanying consolidated statements of operations.

      The Company owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. Starting in 1999, the Company charged Jafra S.A. a royalty for the use of the Jafra Way. The royalty fees charged by the Company were $21,737,000, $15,746,000 and $17,838,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and were based upon a percentage of Jafra S.A.’s sales.

      The Company has granted loans to certain Affiliates at annual interest rates ranging from 6% to 9%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes receivable from Affiliates at December 31, 2000 consists primarily of amounts owed by Jafra S.A. as a result of the sale of U.S. and German trademarks as discussed above, and amounts billed to Jafra S.A. in connection with the Jafra Way royalty. At December 31, 2001, notes receivable from Affiliates consists primarily of loans the Company has made to indirect subsidiaries of the Parent to fund certain of their operations in South America. Net interest income from Affiliates, was $703,000, $2,126,000 and $121,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Pursuant to a consulting agreement entered into following the Acquisition, until the 10th anniversary of the Acquisition or the date on which CD&R Fund V no longer has an investment in the Parent or until the termination by either party with 30 days notice, CD&R will receive an annual fee (and reimbursement of out-of-pocket expenses) for providing advisory, management consulting and monitoring services to the Parent. On January 1, 1999, the annual fee was $400,000. As of January 1, 2001, the annual fee was increased to $1,000,000. As required by the terms of the Parent’s lending arrangements, such fees are determined by arm’s-length negotiation and are believed by the Parent to be reasonable. The amendment, effective January 1, 2001, adds to CD&R’s services under the agreement financial advisory, investment banking and similar services with respect to future proposals for an acquisition, merger, recapitalization, or other similar transaction directly or indirectly involving the Parent or any of its subsidiaries. The fee for such additional services in connection with future transactions would be an amount equal to 1% of the transaction value for the transaction to which such fee relates. Such transaction fees may be increased upon approval of a majority of the members of the Parent’s Board of Directors who are not employees of the Parent, CD&R or any affiliate of CD&R. The amendment also provides that if any employee of CD&R is appointed to an executive management position (or a position of comparable responsibility) in the Parent or any of its subsidiaries, the annual fee will be increased by an amount to be determined by CD&R, the amount of such increase not to exceed 100% of the existing annual fee in effect at that time. The CD&R fees incurred during the years ended December 31, 2001, 2000 and 1999 were $1,000,000, $400,000 and $400,000, respectively. These fees were recorded as selling, general, and administrative expenses in the accompanying consolidated statements of operations, and a portion of the fees was allocated to Affiliates as part of the Company’s management fee income from affiliates. Certain officers and directors of CD&R or its Affiliates serve as directors of the Parent.

      During 1999, the Company engaged Guidance Solutions (“Guidance”), a corporation in which an investment fund managed by CD&R has an investment, to develop its e-commerce systems. Under the agreement entered into by both parties, the Company agreed to pay fees of approximately $2.0 million to

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guidance in connection with planning, defining, designing and consulting services performed related to the Company’s e-commerce initiative. During the years ended December 31, 2000 and 1999, the Company paid fees to Guidance of $1,798,000 and $389,000, respectively. A portion of these amounts was allocated to the Company’s Affiliates. The Company terminated its agreement with Guidance and executed a settlement and mutual release agreement effective September 30, 2000. Upon execution of this agreement in October of 2000, Guidance paid the Company $25,000 and agreed to pay the Company an aggregate additional sum of $475,000, payable in quarterly installments plus interest at 9.5% per annum, beginning in January 2001 through October 2005. As of December 31, 2001, the unpaid balance was $397,000.

(10) Restructuring and Impairment Charges and Related Accruals

      Prior Years Restructuring and Impairment Charges. In 2000, the Company recorded approximately $1.4 million of restructuring charges and approximately $1.0 million of asset impairment charges. The restructuring charges of approximately $1.4 million related to the Company’s repositioning activities in Europe, and consisted primarily of severance costs. As of December 31, 2001, payments of approximately $1.3 million have been made for these charges. The Company anticipates that substantially all of the remaining restructuring costs of approximately $0.1 million will be paid in 2002. The asset impairment charges of $1.0 million consisted of approximately $0.3 million related to the Company’s repositioning activities in Europe and approximately $0.7 million related to the write-down of certain capitalized computer software costs in the United States.

      In 1999, the Company recorded approximately $3.5 million of restructuring charges and approximately $1.1 million of asset impairment charges. The restructuring charges consisted of approximately $2.7 million of charges related to the outsourcing of the Company’s U.S. product manufacturing functions, and approximately $0.8 million of other restructuring activities in the U.S. and Europe. Substantially all of the charges related to severance costs. As the terms of such severance were not communicated to the affected employees until subsequent to the one-year anniversary of the Acquisition, such costs were expensed during 1999. As of December 31, 2001, all restructuring costs were paid.

      Also in 1999, the Company recognized an asset impairment charge of approximately $1.1 million related to long-lived assets (goodwill and trademarks) owned by its German subsidiary (“Jafra Germany”). In the fourth quarter of 1999, concurrent with the Company’s annual business planning process, the Company recognized that sales levels in Jafra Germany had declined more than anticipated since the Acquisition. The Company performed an impairment review and concluded that Jafra Germany’s future undiscounted cash flows were below the carrying value of its related long-lived assets. Accordingly, the Company recorded a noncash impairment loss of approximately $1.1 million to adjust the carrying values of Jafra Germany’s goodwill and trademarks to their estimated fair values, which were determined based on anticipated future cash flows discounted at a rate commensurate with Jafra Germany’s weighted average cost of capital.

      Acquisition Accrual. In connection with the Acquisition in 1998, the Company initially recorded a $4.0 million accrual for restructuring and rationalization costs (the “Acquisition Accrual”). This accrual related to the planned realignment of the Company’s operations subsequent to the Acquisition, and included approximately $2.9 million of severance costs and $1.1 million of costs primarily relating to closure and/or relocation of certain distribution facilities. As of the consummation of the Acquisition, senior management began formulating a plan to close certain distribution facilities and involuntarily terminate certain employees.

      Prior to April 30, 1999 (the one year anniversary of the Acquisition), the Company finalized plans related to the closure of certain worldwide facilities, principally the closure and outsourcing of the U.S. product manufacturing functions. These restructuring plans included the transfer of certain inventory and the sale of fixed assets at a loss to a third party contractor (see Note 14). The total finalized cost of the Acquisition

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrual was approximately $4.4 million, and resulted in a net increase to goodwill of approximately $0.4 million in 1999. The components of the Acquisition Accrual are summarized as follows (in thousands):

Disposal of fixed assets	$2,336
Severance	1,724
Lease termination costs	197
Other	150

$4,407

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

      As discussed above, the components of the additions and/or adjustments to the aforementioned accruals include severance, lease costs, fixed asset disposals, and other exit costs, and are summarized as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Additions — charges to income:
Severance	$(84)	$1,170	$3,265
Lease costs	80	170	57
Other	4	84	169

Total additions	—	1,424	3,491
Acquisition Accrual:
Severance	—	—	(1,176)
Fixed asset disposals	—	—	2,336
Lease costs	—	—	(903)
Other	—	—	150

Acquisition Accrual, net	—	—	407

	$—	$1,424	$3,898

      A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Opening balance	$516	$1,105	$3,162
Additions	—	1,424	3,491
Adjustment to goodwill balance	—	—	407
Charges against reserves	(388)	(2,013)	(5,955)

Ending balance	$128	$516	$1,105

      The remaining costs at each year-end included in the restructuring accrual are summarized as follows (in thousands):

	December 31,

	2001	2000	1999

Severance	$—	$346	$1,105
Lease costs and other	128	170	—

	$128	$516	$1,105

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The principal component of the restructuring accruals is severance. A summary of the severance activity is as follows (dollar amounts in thousands):

	Years Ended December 31,

	2001		2000		1999

	Number of		Number of		Number of
	Employees	Amount	Employees	Amount	Employees	Amount

Opening balance	10	$346	43	$1,105	47	$2,154
Planned terminations	—	—	29	1,170	101	3,265
Adjustment to planned terminations	—	(84)	—	—	(39)	(1,176)
Actual terminations	(10)	(262)	(62)	(1,929)	(66)	(3,138)

Ending balance	—	$—	10	$346	43	$1,105

(11) Financial Reporting for Business Segments

      Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operations and major customers.

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

      The accounting policies used to prepare the information reviewed by the Company’s chief operating decision makers are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment operating income, excluding reorganization and restructuring charges, unusual gains and losses, and amortization of goodwill and intangibles. Consistent with the information reviewed by the Company’s chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments. The effects of intersegment sales (net sales and related gross profit) are excluded from the computation of segment operating income. Gross profit from Affiliates (primarily in Mexico and South

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

America) is included in the following table under the caption “Corporate, Unallocated and Other.” Segment assets exclude notes and accounts receivable from Affiliates.

					Corporate,
	United		All	Total	Unallocated	Consolidated
Dollars in thousands	States	Europe	Others	Segments	and Other	Total

Year ended December 31, 2001
Net sales	$80,772	$26,449	$4,423	$111,644	$13,442	$125,086
Operating profit (loss)	11,580	2,143	(768)	12,955	(13,279)	(324)
Depreciation and amortization	2,709	601	174	3,484	—	3,484
Capital expenditures	4,529	230	332	5,091	—	5,091
Segment assets	67,792	17,522	3,198	88,512	—	88,512
Year ended December 31, 2000
Net sales	75,229	26,823	1,469	103,521	14,297	117,818
Operating profit (loss)	10,709	876	(790)	10,795	(12,188)	(1,393)
Depreciation and amortization	2,111	883	20	3,014	—	3,014
Capital expenditures	3,662	90	666	4,418	—	4,418
Segment assets	68,843	17,650	2,102	88,595	287	88,882
Year ended December 31, 1999
Net sales	74,474	33,028	—	107,502	14,318	121,820
Operating profit (loss)	9,737	(302)	—	9,435	(18,526)	(9,091)
Depreciation and amortization	2,569	1,014	—	3,583	23	3,606
Capital expenditures	1,838	517		2,355	—	2,355
Segment assets	$68,992	$19,203	$—	$88,195	$293	$88,488

      Additional business segment information regarding product lines is as follows:

	2001		2000		1999

	Sales by	Percentage	Sales by	Percentage	Sales by	Percentage
	Product	of Total	Product	of Total	Product	of Total
	Line	Sales	Line	Sales	Line	Sales

	(in millions)		(in millions)		(in millions)
Skin Care	$36.2	34.3%	$34.3	34.9%	$35.9	34.9%
Color Cosmetics	18.7	17.7	17.9	18.2	19.2	18.6
Fragrances	22.1	21.0	20.5	20.9	17.8	17.3
Body care and personal Care	12.5	11.9	12.0	12.2	15.1	14.6
Other(1)	15.9	15.1	13.6	13.8	15.1	14.6

Subtotal before shipping, handling and other fees and sales to Affiliates	105.4	100.0%	98.3	100.0%	103.1	100.0%

Shipping, handling and other fees	6.2		5.2		4.3
Sales to Affiliates	13.5		14.3		14.4

Total	$125.1		$117.8		$121.8

(1)	Includes sales aids (e.g.; party hostess gifts, demonstration products, etc.) and promotional materials.

(12) Commitments and Contingencies

      The Company leases office and warehouse facilities as well as manufacturing, transportation and data processing equipment under operating leases which expire at various dates through 2006. The leases contain

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain renewal options and require payment of property taxes, utilities, common area maintenance and insurance and rent escalation clauses based upon consumer price indices. Future minimum lease payments under noncancelable operating leases as of December 31, 2001 are (in thousands):

2002	$1,489
2003	1,142
2004	768
2005	507
2006	490

$4,396

      Rental expense was $1,453,000, $1,617,000 and $1,630,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Subsequent to December 31, 2001, the Company initiated product replacement for a certain product sold in 2001 and 2002. The total cost of the product replacement is estimated to be approximately $535,000. However, management believes that substantially all of the cost will be recovered pursuant to contractual obligations with the third-party manufacturer. (See Note 14).

      In connection with the issuance of the Parent’s Common Stock, the Parent has guaranteed loans of approximately $2,146,000 for some members of the Company’s management.

      The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company’s business, financial condition or results of operations.

(13) Management Incentive Arrangements

Company Plan

      Effective 1998, the Parent adopted a stock incentive plan (the “Stock Incentive Plan”), which provides for the sale to members of senior management of up to 52,141 shares of common stock of the Parent and the issuance of options to purchase up to 104,282 additional shares of common stock. The Parent reserved 156,423 shares for issuance under the Stock Incentive Plan, and as of December 31, 2001, 42,121 shares and

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

84,242 options were outstanding. A summary of the status and activity of shares purchased under the Stock Incentive Plan is as follows:

	Number of	Price
	Shares	Per Share

Shares outstanding at December 31, 1998	39,340	$100
Shares issued in 1999	790	150
Options exercised in 1999	579	100
Shares repurchased in 1999	(2,317)	150

Shares outstanding at December 31, 1999	38,392
Shares issued in 2000	4,424	206
Options exercised in 2000	158	100
Shares repurchased in 2000	(948)	$210

Shares outstanding at December 31, 2000	42,026
Shares issued in 2001	474	210
Options exercised in 2001	210	150
Shares repurchased in 2001	(589)	$250

Shares outstanding at December 31, 2001	42,121

      The purchase price of shares issued in 1999, 2000 and 2001 and exercised in 1999, 2000 and 2001 represented the estimated fair value at the respective dates of issuance and exercise, except as discussed below. In 2000, 316 shares were issued at a price below fair value, and the Company recognized compensation expense of approximately $19,000. In 2001, 210 shares were issued at a price below fair value, and the Company recognized compensation expense of approximately $21,000. Under certain circumstances, the management stockholders can require the Company to repurchase their shares, subject to a holding period of at least seven months from the date such shares were acquired, for an amount not to exceed fair value.

      In connection with the purchase of common stock of the Parent, certain members of senior management were granted options to purchase two additional shares of common stock for each share purchased at an exercise price equal to the fair value at the date of grant under the Stock Incentive Plan. The options have a life of ten years from the date of grant. Fifty percent of the options granted are expected to vest in three equal installments on each of the first three anniversaries of the date of grant, subject to the continuous employment of the grantee (“Option Type 1”). The remaining fifty percent of the options become vested as follows, subject to the continuous employment of the grantee: (a) up to one-third of the options become vested as of each of the first three anniversaries of the date of grant if the Company achieves at least 85% of its EBITDA target for the immediately preceding fiscal year, (b) if less than one-third of the total number of options shall have become vested as provided in clause (a) above, the portion that has not become so vested shall become vested as of the first day of the fiscal year following the fiscal year, if any, that the Company achieves its cumulative EBITDA target, and (c) any options that do not become vested as provided above will become vested on the

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ninth anniversary of the date of grant (“Option Type 2”). A summary of the status and activity of the options under the Stock Incentive Plan is as follows:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	84,052	$111.69	76,784	$101.03	78,680	$100.00
Granted	948	210.00	8,848	205.71	1,580	150.00
Exercised	(210)	150.00	(158)	100.00	(579)	100.00
Canceled	(548)	163.80	(1,422)	122.22	(2,897)	100.00

Outstanding at year-end	84,242	112.36	84,052	111.69	76,784	101.03

Options exercisable at year-end	63,528	$105.32	37,655	$100.70	12,534	$100.00
Options available for grant	19,093	—	19,493	—	26,919	—

      The following table summarizes information about options outstanding as of December 31, 2001:

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	of Options	Life (Yrs.)	Price	of Options	Price

$100.00	74,256	6.75	$100.00	60,123	$100.00
$150.00	948	7.92	150.00	609	150.00
$210.00	9,038	8.63	210.00	2,796	210.00

	84,242	6.96	$112.36	63,528	$105.32

      The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for these options. As the options were granted with exercise prices equal to the fair value at the date of grant, no compensation cost was recognized by the Company upon issuance of such options. The fair value of each option granted by the Company was estimated using the minimum value option pricing model. The assumptions used in this pricing model and the weighted average fair value of options granted during 2001, 2000 and 1999 are summarized as follows:

	2001		2000		1999

	Option	Option	Option	Option	Option	Option
	Type 1	Type 2	Type 1	Type 2	Type 1	Type 2

Risk-free interest rate	5.80%	5.80%	6.30%	6.30%	6.03%	6.03%
Expected option life (in years)	5.0	7.0	5.0	7.0	5.0	9.0
Expected volatility	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Weighted average fair value per option	$52.20	$69.28	$56.00	$73.97	$38.55	$62.12

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Compensation Cost

      Had the Company recorded compensation cost based on the fair value of options granted at the grant date, as prescribed by FASB Statement No. 123, “Accounting for Stock Based Compensation,” pro forma net income (loss) would have been as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Net income (loss), as reported	$6,512	$2,214	$(4,477)
Pro forma compensation cost	319	609	631

Pro forma net income (loss)	$6,193	$1,605	$(5,108)

Employment Agreements

      Certain senior executive officers have employment agreements which provide for annual bonuses if the Company achieves the performance goals established under its annual incentive plan for executives.

      The Company has a bonus plan for U.S. based employees which provides that 50% of the bonus earned by any Vice President or Director shall be deferred and shall vest in three equal annual installments. As of December 31, 2001 and 2000, $372,000 and $179,000 of bonuses were deferred, respectively. The Company recognizes compensation expense as the vesting requirements are met.

(14) Manufacturing Agreement

      The Company and a third-party contractor (the “Contractor”) entered into a manufacturing agreement, dated June 10, 1999, (the “Manufacturing Agreement”). Subject to the terms and conditions of the Manufacturing Agreement, the Contractor has agreed to manufacture all of the Company’s requirements for certain cosmetic and skin care products for an initial term of five years. Following the expiration of the initial five-year term, the Manufacturing Agreement will be automatically extended for additional one-year terms unless terminated by six months’ prior written notice by either party. The Manufacturing Agreement provides for price renegotiations by the Contractor if the Company’s quarterly or annual purchase volume falls below specified minimums. The Manufacturing Agreement requires the Contractor to maintain insurance to cover costs associated with any product liability or product recall caused by the acts or omissions of the Contractor. In addition, the Company is obligated to purchase materials acquired by the Contractor based upon product forecasts provided by the Company if the Contractor is unable to sell such materials to a third-party. There have been no such repurchases to date. The Contractor is solely responsible for obtaining the inventories, manufacturing the inventories at its current location in Chino, California, complying with applicable laws and regulations, and performing quality assurance functions.

      In connection with the Company’s 1999 restructuring activities related to the closure and outsourcing of its U.S. product manufacturing functions as discussed in Note 10, certain fixed assets and inventories were sold to the Contractor in exchange for secured promissory notes. The promissory note for the fixed assets was for an amount of approximately $1.5 million, carried an annual interest rate of 8%, and commenced payments on January 1, 2000. The promissory note for inventories of approximately $2.2 million was non-interest bearing, and commenced payments on October 1, 1999. The note for the inventories was repaid as of October 2000 and the note for the fixed assets was repaid in December 2000.

      During the fourth quarter of 2000, the Contractor obtained $1.0 million of advances from the Company in exchange for an unsecured promissory note. The note bears interest at an annual rate of 9% and is payable in monthly installments commencing on February 15, 2001. At December 31, 2000, approximately $0.9 million of the note was included in receivables and approximately $0.1 million of the note was included in other assets in the accompanying consolidated balance sheets. At December 31, 2001, approximately $0.3 million of the note was outstanding and is included in receivables in the accompanying consolidated balance sheets.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Jafra Cosmetics International, S.A. de C.V.
Mexico City, Mexico D.F.

      We have audited the accompanying consolidated balance sheets of Jafra Cosmetics International, S.A. de C.V. and subsidiaries (the “Company”), an indirect, wholly owned subsidiary of CDRJ Investments (Lux) S.A., as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jafra Cosmetics International, S.A. de C.V. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Mexico City, Mexico

March 6, 2002 (March 27, 2002 as to
the last paragraph of Note 13)

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

ASSETS

	December 31,

	2001	2000

Current assets:
Cash and cash equivalents	$920	$561
Receivables, less allowances for doubtful accounts of $4,952 in 2001 and $2,117 in 2000	34,430	26,712
Inventories	29,622	25,149
Receivables from affiliates	5,938	4,679
Prepaid income taxes	—	1,846
Value-added tax receivables	2,308	5,146
Prepaid expenses and other current assets	3,206	1,948

Total current assets	76,424	66,041
Property and equipment, net	36,121	30,402
Other assets:
Goodwill, net	32,401	31,550
Trademarks, net	50,402	49,082
Deferred financing fees, net	1,270	1,983
Other	2,699	2,707

Total	$199,317	$181,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$3,188	$2,346
Accounts payable	20,205	20,266
Accrued liabilities	27,299	20,735
Income taxes payable	6,122	—
Payable to affiliates	21,373	2,140
Deferred income taxes	4,094	5,048

Total current liabilities	82,281	50,535
Long-term debt	33,993	35,572
Deferred income taxes	16,958	15,809
Notes payable to affiliates	—	20,093

Total liabilities	133,232	122,009

Commitments and contingencies	—	—
Stockholders’ equity:
Series B common stock, no par value; authorized, issued and outstanding, 151 shares in 2001 and 2000	—	—
Additional paid-in capital	34,184	34,184
Retained earnings	32,194	27,030
Accumulated other comprehensive loss	(293)	(1,458)

Total stockholders’ equity	66,085	59,756

Total	$199,317	$181,765

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Years Ended December 31,

	2001	2000	1999

Net sales	$261,357	$212,263	$183,158
Cost of sales	68,654	61,208	55,323

Gross profit	192,703	151,055	127,835
Selling, general and administrative expenses	121,750	92,899	80,234
Management fee expense to affiliate	8,498	8,164	5,293

Income from operations	62,455	49,992	42,308
Other income (expense):
Royalty expense to affiliates, net	(20,098)	(14,811)	(17,965)
Exchange (loss) gain	(9,183)	(11,295)	3,748
Interest expense, net	(6,111)	(7,789)	(6,803)
Other, net	(23)	1,586	53

Income before income taxes, extraordinary item and cumulative effect of accounting change	27,040	17,683	21,341
Income tax expense	11,202	6,805	8,736

Income before extraordinary item and cumulative effect of accounting change	15,838	10,878	12,605
Extraordinary loss on early extinguishment of debt, net of income tax benefit of $75 in 2000 and $177 in 1999	—	110	256

Income before cumulative effect of accounting change	15,838	10,768	12,349
Cumulative effect of accounting change, net of income tax expense of $82	126	—	—

Net income	$15,964	$10,768	$12,349

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for shares)

	Years Ended December 31,

	2001		2000		1999

	Shares	Amount	Shares	Amount	Shares	Amount

Capital Stock:
Balance, beginning of year	151	—	151	—	151	—

Balance, end of year	151	—	151	—	151	—

Additional Paid-in Capital:
Balance, beginning of year		$34,184		$34,184		$34,184

Balance, end of year		34,184		34,184		34,184

Retained Earning:
Balance, beginning of year		27,030		16,262		3,913
Net income		15,964		10,768		12,349
Dividends paid to parent		(10,800)		—		—

Balance, end of year		32,194		27,030		16,262

Accumulated Other Comprehensive Income:
Balance, beginning of year		(1,458)		(309)		—
Net unrealized and deferred realized losses on derivatives		(3,746)		—		—
Tax benefit on unrealized and deferred realized losses on derivatives		1,311		—		—
Currency translation adjustments		3,600		(1,149)		(309)

Balance, end of year		(293)		(1,458)		(309)

Total Stockholders’ Equity	151	$66,085	151	$59,756	151	$50,137

Comprehensive Income:
Net income		$15,964		$10,768		$12,349
Unrealized and deferred realized losses on derivatives		(5,504)		—		—
Reclassified to exchange (loss) gain		797		—		—
Reclassified to cost of sales		961		—		—
Tax benefit on unrealized and deferred realized losses on derivatives		1,311		—		—
Currency translation adjustments		3,600		(1,149)		(309)

Total Comprehensive Income		$17,129		$9,619		$12,040

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net income	$15,964	$10,768	$12,349
Extraordinary loss on early extinguishment of debt, net of taxes	—	110	256
Cumulative effect of accounting change, net of taxes	(126)	—	—

Income before extraordinary item and cumulative effect of accounting change	15,838	10,878	12,605
Adjustments to reconcile income before extraordinary item and cumulative effect of accounting change to net cash provided by operating activities:
Gain on sale of property and equipment	(24)	—	—
Depreciation and amortization	3,908	4,231	3,276
Amortization of deferred financing fees	805	797	992
Provision for uncollectible accounts receivable	7,681	4,956	3,209
Unrealized foreign exchange and derivative losses (gains)	(994)	2,669	(2,377)
Deferred realized derivative losses	(827)	—	—
Deferred income taxes	1,506	2,539	7,320
Changes in operating assets and liabilities:
Receivables	(13,795)	(10,655)	(12,009)
Inventories	(3,021)	(6,047)	(6,829)
Prepaid expenses and other current assets	(1,126)	(1,108)	(3,560)
Value-added tax receivables	3,057	103	—
Intercompany receivables and payables	17,980	15	7,005
Other assets	154	(1,728)	(779)
Accounts payable and accrued liabilities	330	13,581	(107)
Income taxes payable/prepaid	6,688	11,667	(7,107)

Net cash provided by operating activities	38,160	31,898	1,639

Cash flows from investing activities:
Proceeds from sale of property and equipment	93	—	—
Purchases of property and equipment	(6,024)	(2,262)	(2,622)

Net cash used in investing activities	(5,931)	(2,262)	(2,622)

Cash flows from financing activities:
Repurchase of subordinated debt	—	(4,239)	(5,398)
Repayments under term loan facility	(2,000)	(1,500)	(1,000)
Net repayments under revolving credit facility	—	(500)	(4,500)
Net proceeds from bank debt	1,263	346	—
Note payable to affiliates	(20,756)	(22,946)	—
Payment of dividends	(10,800)	—	—

Net cash used in financing activities	(32,293)	(28,839)	(10,898)

Effect of exchange rate changes on cash	423	(239)	(161)

Net increase (decrease) in cash and cash equivalents	359	558	(12,042)
Cash and cash equivalents at beginning of period	561	3	12,045

Cash and cash equivalents at end of period	$920	$561	$3

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$4,786	$5,652	$6,526
Income taxes	$2,734	$(7,401)	$10,373

      At December 31, 2001, the Company had non-cash deferred unrealized losses of $2.9 million on foreign currency forward contracts recorded in accrued liabilities and other comprehensive income. Additionally, the related deferred income tax benefit of $1.3 million related to the deferred unrealized losses has been recorded as a component of the net deferred income tax liability and other comprehensive income.

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Description of Business

Basis of Presentation

      Jafra Cosmetics International, S.A. de C.V., a sociedad anomina de capital variable, organized under the laws of the United Mexican States (“Jafra S.A.”) is owned by five indirect wholly owned subsidiaries of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (the “Parent”). Jafra S.A., its subsidiaries, and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. (“CD&R”) to acquire (the “Acquisition”) the worldwide Jafra Cosmetics business (the “Jafra Business”) from The Gillette Company (“Gillette”).

      The accompanying consolidated financial statements reflect the operations of Jafra S.A. and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions between entities comprising the Company have been eliminated in consolidation.

      In connection with the Acquisition, Jafra S.A. and an affiliated company, Jafra Cosmetics International, Inc. (“JCI”) (the indirect, wholly owned United States subsidiary of the Parent) issued $100 million aggregate principal amount of 11.75% Subordinated Notes due 2008 (the “Notes”). See Note 6. The Notes represent several obligations of Jafra S.A. and JCI, with each participating on a pro rata basis upon redemption. Jafra S.A. and JCI have fully and unconditionally guaranteed the obligations under the Notes of the other on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. As the cross-guarantee of Jafra S.A. and JCI is subject to a 30-day standstill period, the Parent is filing these separate financial statements of Jafra S.A. as a schedule to its Annual Report on Form 10-K for the year ended December 31, 2001.

Description of Business

      The Company is a marketer of premium skin and body care products, color cosmetics, fragrances, and other personal care products in Mexico through a direct selling, multilevel distribution system comprised of self-employed salespersons (known as “consultants”). In addition, the Company manufactures color cosmetics and fragrance products for its own use as well as for distribution to the international subsidiaries of the Parent (referred to herein as the “Affiliates”).

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

      Property and Equipment. Property and equipment are stated at cost. Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets using the straight-line method. Estimated useful lives are 20 years for buildings, the lesser of 20 years or the term of the lease for improvements and 5 to 10 years for machinery and equipment. Maintenance and repairs, including cost of minor replacements, are charged to operations as incurred. Costs of additions and betterments are added to

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

property and equipment accounts provided that such expenditures increase the useful life or the value of the asset.

      Intangible Assets. Intangible assets principally consist of goodwill and trademarks, which are amortized using the straight-line method. Goodwill and trademarks resulting from the Company’s acquisition of the Jafra Business from Gillette are being amortized over a period of 40 years. Accumulated amortization of goodwill and trademarks at December 31, 2001 was $3,162,000 and $3,999,000, respectively. Accumulated amortization of goodwill and trademarks at December 31, 2000 was $2,154,000 and $2,475,000, respectively (see “New Accounting Standards”).

      Deferred Financing Costs. In connection with the acquisition of the Jafra Business, the Company incurred approximately $4.8 million of costs related to the 11.75% Senior Subordinated Notes due 2008 (the “Notes”), the Revolving Credit Facility and the Term Loan Facility (see Note 6). Such costs are being amortized on a basis that approximates the interest method over the expected term of the related debt. Accumulated amortization at December 31, 2001 and 2000 was $3,066,000 and $2,127,000, respectively.

      Impairment of Long-Lived Assets and Goodwill. Long-lived assets and goodwill are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets and goodwill is not recoverable, the Company will recognize an impairment loss, measured by the future discounted cash flow method (see “New Accounting Standards”).

      Foreign Currency Forward Contracts. During 2001 and 2000, the Company entered into foreign currency forward contracts to reduce the effect of potentially adverse exchange rate fluctuations in the exchange rate of the Mexican peso to the U.S. dollar. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivative instruments be recorded based on fair value. In connection with the adoption of SFAS No. 133, at January 1, 2001, the Company recorded a net gain of $126,000 (net of a tax effect of $82,000) as a cumulative transition adjustment to earnings. This adjustment relates to derivatives not designated as hedges prior to adoption of SFAS No. 133, and represents the difference between the carrying value and the fair value of such instruments.

      As a matter of policy, the Company does not hold or issue foreign currency forward contracts for trading or speculative purposes. The forward contracts utilized by the Company did not qualify for hedge accounting under the applicable accounting standards prior to adoption of SFAS No. 133 on January 1, 2001, and accordingly such instruments were marked-to-market each month based upon the change in the spot rate from the date of contract inception to the balance sheet date. The premium on such contracts was amortized to expense over the life of the contracts. However, under SFAS No. 133, the Company’s use of forward contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from qualifying hedged derivative instruments are deferred as a separate component of other comprehensive income, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts with the corresponding gains and losses generated by the underlying hedged transactions. Under SFAS No. 133, certain of the Company’s forward contracts do not qualify for hedge accounting and therefore, are remeasured based on fair value, with gains and losses included as a component of net income. The carrying value of the forward contracts is included in current liabilities. At December 31, 2001 and 2000, the Company included $5,540,000 and $1,718,000 in accrued liabilities, respectively, in the accompanying consolidated balance sheets.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments. The fair value of the Notes and other fixed rate long term debt at December 31, 2001 and 2000 was $33,786,000 and $30,974,000, respectively, based upon discussions with one of the Company’s largest bondholders and an analysis of current market interest rates and the Company’s credit rating. As the Company’s Revolving Credit Facilities and the Term Loan are variable rate debt, and the interest rate spread paid by the Company is adjusted for changes in certain financial ratios of the Company, the fair value of the Revolving Credit Facilities and the Term Loan approximated their carrying amounts at December 31, 2001 and 2000. Prior to the implementation of SFAS No. 133, the fair value of the Company’s forward currency contracts at December 31, 2000 closely approximated the carrying value, as such contracts were marked-to-market based upon changes in the spot rate from the date of contract inception to the balance sheet date.

      Revenue Recognition. The Company recognizes revenue when title passes at shipment in accordance with its shipping terms. Amounts billed to consultants for shipping and handling costs are included in net sales.

      Shipping and Handling Costs. Shipping and handling costs of $15,182,000, $10,651,000 and $5,269,000 for the years ended December 31, 2001, 2000 and 1999, respectively, are included in selling, general and administrative expenses.

      Income Taxes. The Company accounts for income taxes under the balance sheet approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company’s financial statements or income tax returns. Management provides a valuation allowance for deferred income tax assets when it is more likely than not that a portion of such deferred income tax assets will not be realized. Income tax expense of the Company is computed on a separate-company basis.

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

      Mexico has historically experienced periods of hyperinflation, and the value of the peso has been subject to significant fluctuations with respect to the U.S. dollar. The Company had outstanding U.S. dollar-denominated debt of $35.6 million and $57.7 million at December 31, 2001 and 2000, respectively. This debt is remeasured at each reporting date, subjecting the Company to additional foreign exchange risk.

      New Accounting Standards. Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the statement of operations when the hedged item affects earnings. SFAS No. 133 defined new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings. As of January 1, 2001, the Company recorded a net gain of $126,000 (net of a tax effect of $82,000) as a cumulative transition adjustment to earnings. This adjustment relates to derivatives not designated as hedges prior to adoption of SFAS No. 133, and represents the difference between the carrying

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value as measured by the difference in the spot rate to the forward rate and the fair value as determined by forward rates of such instruments at January 1, 2001.

      In July 2001, the Financial Accounting Standards Board (“FASB”) approved two new statements: SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. In accordance with this statement, the Company is not required to complete the transitional goodwill impairment test until June 30, 2002. The Company is evaluating, but has not yet determined, whether the adoption of this statement will result in an impairment of goodwill. Additionally, the Company is evaluating, but has not determined the useful life of certain other intangible assets under the new accounting pronouncement. Goodwill amortization of $870,000 and possibly a portion of other intangible amortization of $1,358,000 recorded in 2001 required under previous accounting standards will not be charged to income in 2002.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 retains substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues and addressing the accounting for a component of a business accounted for as a discontinued operation. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect the adoption of SFAS No. 144 to have a significant impact on the financial position or results of operations of the Company.

      In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which addresses the accounting for consideration given by a vendor to a customer or a reseller of the vendor’s products. In April 2001, the EITF reached a consensus on EITF Issue No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which provides guidance on the income statement classification of consideration from a vendor to a reseller in connection with the reseller’s purchase of the vendor’s products or to promote sales of the vendor’s products. This new guidance provides that consideration from a vendor to a reseller is generally presumed to be a reduction of the selling prices of the vendor’s products, and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. Although the new guidance will not impact net income, there will be certain income statement reclassifications, primarily related to commissions paid to consultants related to their sale of product. The Company is in the process of quantifying the impact of the guidance on revenue, gross profit and selling, general and administrative expenses. EITF Issue No. 00-25 and EITF Issue No. 01-9 are both effective for the Company on January 1, 2002. Upon adoption, the Company will reclassify prior period amounts for comparability.

      Reclassifications. Certain reclassifications were made to prior year financial statements to conform to current year presentation.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Inventories

      Inventories consist of the following at December 31, 2001 and 2000 (in thousands):

	2001	2000

Raw materials and supplies	$5,717	$6,443
Finished goods	23,905	18,706

Total inventories	$29,622	$25,149

(4) Property and Equipment

      Property and equipment consist of the following at December 31, 2001 and 2000 (in thousands):

	2001	2000

Land	$11,645	$11,036
Buildings and improvements	11,703	11,091
Machinery and equipment	17,532	12,146

	40,880	34,273
Less accumulated depreciation	4,759	3,871

Property and equipment, net	$36,121	$30,402

(5) Accrued Liabilities

      Accrued liabilities consist of the following at December 31, 2001 and 2000 (in thousands):

	2001	2000

Sales promotions, commissions and overrides	$10,936	$10,894
Accrued interest	618	620
Compensation and other benefit accruals	3,755	1,695
State and local sales taxes and other taxes	3,399	3,001
Unrealized losses on forward contracts	5,540	1,718
Other	3,051	2,807

Total accrued liabilities	$27,299	$20,735

(6) Debt

      Debt consists of the following at December 31, 2001 and 2000 (in thousands):

	2001	2000

Subordinated Notes, U.S. dollar-denominated, unsecured, interest payable semi-annually at 11.75% due in 2008.	$30,072	$30,072
Term loan, secured, U.S. dollar-denominated, principal and interest due in quarterly installments through April 30, 2004, interest rates at 4.3% and 8.1% at December 31, 2001 and 2000, respectively	5,500	7,500
Unsecured bank loan agreement, principal and interest due in monthly installments through September 26, 2004, weighted average interest rates of 18.7% and 19.6% at December 31, 2001 and 2000, respectively	1,609	346

Total debt	37,181	37,918
Less current maturities	3,188	2,346

Long-term debt	$33,993	$35,572

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Jafra S.A.’s long-term debt matures as follows (in thousands): $3,188 in 2002, $3,188 in 2003, $733 in 2004, $0 in 2005, $0 in 2006 and $30,072 thereafter.

      On April 30, 1998, Jafra S.A. and JCI borrowed $125 million by issuing $100 million aggregate principal amount of 11.75% Subordinated Notes due 2008 (the “Notes”) pursuant to an Indenture dated April 30, 1998 (the “Indenture”) and $25 million under a Senior Credit Agreement.

      At the date of issuance, the Notes represented several obligations of Jafra S.A. and JCI in the amount of $40 million and $60 million, respectively, participating on a pro rata basis upon redemption. The Notes mature in 2008 and bear a fixed interest rate of 11.75% payable semi-annually.

      Jafra S.A. and JCI are indirect, wholly owned subsidiaries of the Parent and have fully and unconditionally guaranteed the obligations under the Notes of the other on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. In addition, the Parent has fully and unconditionally guaranteed the Notes on a senior subordinated basis. Each existing subsidiary of Jafra S.A. fully and unconditionally guarantees the Notes jointly and severally, on a senior subordinated basis, and each subsequently acquired or organized subsidiary of Jafra S.A. will fully and unconditionally guarantee the Notes jointly and severally, on a senior subordinated basis. JCI currently has no U.S. subsidiaries. Each acquired or organized U.S. subsidiary of JCI will also be required to fully and unconditionally guarantee the Notes jointly and severally, on a senior subordinated basis. The nonguarantor entities are the Parent’s indirect European subsidiaries in Austria, Germany, Italy, the Netherlands, Poland, and Switzerland; its indirect South American subsidiaries in Argentina, Brazil, Chile, Colombia, Peru, and Venezuela; and its indirect subsidiaries in the Dominican Republic and Thailand. All guarantor and nonguarantor entities are either direct or indirect wholly owned subsidiaries of the Parent. The Notes were registered in a registered exchange offer, effective as of January 25, 1999, under the Securities Act of 1933, as amended.

      The Notes are unsecured and are generally non-callable for five years. Thereafter, the Notes will be callable at premiums declining to par in the eighth year.

      Consents and Waivers, dated June 30, 2001 and November 19, 1999, to the Senior Credit Agreement, as described below, allow Jafra S.A. and JCI to repurchase the Notes in the open market from time to time, with the aggregate purchase price for all such Notes repurchased not to exceed $50 million. Aggregate repurchases as of December 31, 2001 were $24.8 million. During 2000, Jafra S.A. retired notes, prior to maturity, with a face value of $4.3 million. The debt repurchases in 2000 resulted in an extraordinary loss of $110,000, net of an income tax benefit of $75,000. During 1999, Jafra S.A. retired Notes, prior to maturity, with a face value of $5.6 million. The debt repurchases in 1999 resulted in an extraordinary loss of $256,000, net of an income tax benefit of $177,000. In connection with the early retirement of the Notes as described above, a portion of the unamortized deferred financing costs was written off and included in the determination of the extraordinary loss on early extinguishment of debt. The total amounts that were written off during 2000 and 1999 were $274,000 and $637,000, respectively.

      In addition, Jafra S.A. and JCI entered into a Senior Credit Agreement that provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a multicurrency Revolving Credit Facility of $65 million and a Term Loan Facility of $25 million. Borrowings under the Term Loan Facility are payable in quarterly installments of principal and interest over 6 years through April 30, 2004. Borrowings under the Revolving Credit Facility mature on April 30, 2004. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 1.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 0.5%, plus an applicable margin not to exceed 0.625%). The interest rates in effect at December 31, 2001 was approximately 4.3% for the LIBOR-based borrowings and was approximately 5.4% for the prime-based borrowings. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of Jafra S.A. and JCI.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Both the Indenture and the Senior Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio.

      During the year ended December 31, 2001, Jafra S.A. repaid the balance remaining under a one-year term loan originally due on August 16, 2001, and entered into an unsecured bank loan agreement, borrowing the peso equivalent of $2.1 million at a weighted average fixed interest rate of 18.7%. Principal and interest payments are due monthly through September 26, 2004.

      As of December 31, 2001, Jafra S.A. has irrevocable standby letters of credit outstanding, totaling $3.1 million. These letters of credit, expiring on September 25, 2005, collateralize the Company’s obligation to a third-party in connection with certain lease agreements.

(7) Income Taxes

      Actual income tax expense differs from the “expected” tax expense (computed by applying the Mexican federal corporate rate of 35% to income before income taxes) as a result of the following (in thousands):

	Years Ended December 31,

	2001	2000	1999

Provision for income taxes at statutory rate	$9,464	$6,189	$7,469
Permanent differences, principally effect of inflation upon taxable income	1,116	616	1,267
Other	622	—	—

Income tax expense	$11,202	$6,805	$8,736

      The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Current	$11,007	$4,266	$1,416
Deferred	1,506	2,539	7,320
Deferred allocated to other comprehensive income	(1,311)	—	—

Total deferred	195	2,539	7,320

Total income taxes on income before income taxes, extraordinary item and cumulative effect	11,202	6,805	8,736
Income tax benefit on early extinguishment of debt	—	(75)	(177)
Income tax expense on cumulative effect of accounting change	82	—	—

Total income tax expense	$11,284	$6,730	$8,559

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The components of deferred income tax assets and deferred income tax liabilities at December 31, 2001 and 2000 are as follows (in thousands):

	2001	2000

Deferred income tax assets:
Accounts receivable	$1,733	$741
Net operating loss carryforward of subsidiaries	814	573
Asset tax credit carryforward	2,687	2,521
Accrued bonuses	301	214
Accrued sales promotions	2,273	3,677
Other accrued liabilities	1,632	1,409
Other	2,849	58

Total deferred income tax assets	12,289	9,193
Deferred income tax liabilities:
Transaction and deferred financing costs	(445)	(694)
Property and equipment	(2,592)	(1,123)
Trademark and goodwill	(17,641)	(17,181)
Inventories	(12,469)	(8,833)
Other	(194)	(2,219)

Total deferred income tax liabilities	(33,341)	(30,050)

Net deferred income tax liabilities	$(21,052)	$(20,857)

      At December 31, 2001 and 2000, the Company’s deferred income tax assets included $814,000 and $573,000, respectively, for operating loss carryforwards. The tax loss and asset credit carryforwards expire in varying amounts through 2011 Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax loss and credit carryforwards will be realized.

(8) Benefit Plans

      Under Mexican labor laws, employees of Jafra S.A. and its subsidiaries are entitled to a payment when they leave the Company if they have fifteen or more years of service. In addition, the Company makes government mandated employee profit sharing distributions equal to ten percent of the taxable income of the subsidiary in which they are employed. Total expense under these programs was $995,000, $345,000 and $391,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The total liability was approximately $1,010,000 and $539,000 at December 31, 2001 and 2000, respectively, and is classified as a current liability in the accompanying consolidated balance sheets.

(9) Related Party Transactions

      The Company manufactures and distributes color cosmetics and fragrance products to other subsidiaries of the Parent (“Affiliates”). Sales to Affiliates, primarily in the United States and Germany, were $11,538,000, $10,538,000 and $7,228,000 for the years ended December 31, 2001, 2000 and 1999, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. The Company also purchases skin and body products from the Parent’s United States Affiliate. Purchases were $12,044,000, $12,331,000 and $12,597,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      In addition, the Company is provided with certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions from an Affiliate. The cost of these services is included in management fee expense to affiliate in the accompanying consolidated statements of operations. JCI charges out a portion of these management expenses to its Affiliates based principally upon a

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

formula using the percentage of revenues of each affiliate to the total consolidated revenues of the Parent. The Company believes the amounts and methods of allocations are reasonable and approximate the cost of the actual services provided. The management fee expense charged by JCI to the Company was $8,498,000, $8,164,000 and $5,293,000, for the years ended December 31, 2001, 2000 and 1999 respectively.

      At the end of 1999, Jafra S.A. purchased U.S. trademarks with a net book value of $20,125,000 and German trademarks with a net book value of $4,362,000 from the U.S. and Jafra Germany (the German subsidiary of the Parent) for their respective estimated fair values of $20,500,000 and $3,500,000. Beginning in 2000, Jafra S.A. charged the U.S. and Jafra Germany a royalty for the right to use the Jafra trademark in the United States and Europe. The total royalty income charged by Jafra S.A. to the U.S. and Jafra Germany was $1,639,000 and $1,126,000 for the years ended December 31, 2001 and 2000, respectively, and is offset against royalty expense to affiliates in the accompanying consolidated statements of operations.

      JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. Starting in 1999, JCI charged Jafra S.A. a royalty for the use of the Jafra Way. The royalty fees charged by JCI were $21,737,000, $15,746,000 and $17,838,000 for the years ended December 31, 2001, 2000 and 1999, and were based on a percentage of the Company’s sales.

      The Company has obtained loans from certain Affiliates at annual interest rates ranging from 6% to 9%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes payable to affiliates at December 31, 2000 consisted primarily of amounts owed by Jafra S.A. as a result of the purchase of U.S. and German trademarks discussed above, and amounts billed to Jafra S.A. in connection with the Jafra Way royalty. Net interest expense to Affiliates, primarily JCI, was $257,000, $1,780,000 and $227,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Interest income and expense relating to Affiliates is included in interest expense, net, in the accompanying consolidated statements of operations.

(10) Financial Reporting for Business Segments

      Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operations and major customers. The Parent’s business is comprised of one industry segment, direct selling, with worldwide operations. The Parent is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. The Company is one of the Parent’s reportable

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

business segments, and as such, the only additional business segment information presented is the following breakdown of sales by product lines:

	2001		2000		1999

	Sales by	Percentage	Sales by	Percentage	Sales by	Percentage
	Product	of Total	Product	of Total	Product	of Total
	Line	Sales	Line	Sales	Line	Sales

	(in millions)		(in millions)		(in millions)
Skin Care	$27.7	11.5%	$25.7	13.0%	$22.2	12.9%
Color Cosmetics	72.1	29.8	60.8	30.9	59.2	34.5
Fragrances	99.3	41.1	79.6	40.4	59.6	34.8
Body care and personal Care	21.4	8.9	14.7	7.5	13.4	7.8
Other(1)	21.0	8.7	16.1	8.2	17.2	10.0

Subtotal before shipping and handling fees and sales to Affiliates	241.5	100.0%	196.9	100.0%	171.6	100.0%

Shipping and handling fees	8.3		4.9		4.4
Sales to Affiliates	11.6		10.5		7.2

Total	$261.4		$212.3		$183.2

(1)	Includes sales aids (e.g., party hostess gifts, demonstration products, etc.) and promotional materials.

(11) Commitments and Contingencies

      The Company leases office and warehouse facilities as well as manufacturing, transportation and data processing equipment under operating leases which expire at various dates through 2006. The leases contain certain renewal options and require payment of property taxes, utilities, common area maintenance and insurance and contain rent escalation clauses based upon consumer price indices. Future minimum lease payments under noncancelable operating leases as of December 31, 2001 are (in thousands):

2002	$926
2003	662
2004	485
2005	411
2006	411

$2,895

      Rental expense was $1,507,000, $3,624,000 and $1,203,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Other income for 2000 included approximately $1.4 million of income related to a recovery of the effect of inflation from a receivable due from the Mexican government related to taxes.

      The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company’s business, financial condition or results of operations.

(12) Management Incentive Arrangements

      Effective as of the closing of the Acquisition, the Company’s Parent adopted a stock incentive plan (the “Stock Incentive Plan”), which provides for the sale of up to 52,141 shares of common stock of the Parent and the issuance of options to purchase up to 104,282 additional shares of common stock to members of senior

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

management of certain of the Parent’s subsidiaries. Four employees of the Company participate in the Stock Incentive Plan. These employees currently hold 3,761 shares of the Parent’s stock, and hold options to purchase an additional 7,522 shares. The activity related to these employees’ holdings under the Stock Incentive Plan is not significant to the Company. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for these options. As the options were granted with exercise prices equal to the fair value at the date of grant, no compensation expense was recognized by the Company upon issuance of such options.

      Certain senior executive officers have employment agreements which provide for annual bonuses if the Company achieves the performance goals established under its annual incentive plan for executives.

(13) Foreign Currency Forward Contracts

      The Company is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures at Jafra S.A. As part of its overall strategy to reduce the risk of potential adverse exchange rate fluctuations in Mexico, the Company enters into foreign currency exchange contracts (“forward contracts”). The Company places forward contracts based on its forecasted U.S. dollar cash outflows from Jafra S.A. over a rolling 12 month period and does not hedge transactions that are not included in the 12 month forecast on the date the forward contract is initiated. As a matter of policy, the Company does not hold or issue forward contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features. Prior to entering into foreign currency exchange contracts, the Company evaluates the counter parties’ credit ratings. Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted. The Company does not currently anticipate non-performance by such counter parties.

      The forward contracts utilized by the Company did not qualify for hedge accounting under the applicable accounting standards prior to adoption of SFAS No. 133 on January 1, 2001, and accordingly such instruments were marked-to-market with gains and losses included as a component of exchange loss in the statements of operations for the years ended December 31, 2000 and 1999. Under SFAS No. 133, the Company’s use of forward contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from such derivative instruments arising subsequent to January 1, 2001 are deferred as a separate component of other comprehensive income, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts with the corresponding gains and losses generated by the underlying hedged transactions. Under SFAS No. 133, certain of the Company’s forward contracts do not qualify for hedge accounting and therefore, are remeasured based on fair value, with gains and losses included as a component of net income.

      The Company currently designates certain of its forward contracts as cash flow hedges of forecasted U.S. dollar-denominated inventory purchases, forecasted U.S. dollar-denominated intercompany charges from JCI to Jafra S.A., forecasted management fee charges from JCI to Jafra S.A., and U.S. dollar-denominated interest payments. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are deferred as a component of other comprehensive income. Such amounts will be reclassified from other comprehensive income into net income when the underlying hedged exposure is recognized in income. For

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollar-denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges and interest, this will occur at the date such charges are recorded by Jafra S.A.

      Upon implementation of SFAS 133 on January 1, 2001, the Company had certain forward contracts not designated as hedges. During the year ended December 31, 2001, the Company recognized losses on forward contracts of approximately $12,188,000, of which $8,771,000 related to losses on settled forward contracts and $2,620,000 related to losses on outstanding forward contracts that did not qualify for hedge accounting under SFAS No. 133, as a component of exchange loss in the accompanying consolidated statement of operations. During the year ended December 31, 2000, the Company recognized approximately $10,050,000 of losses and during the year ended December 31, 1999, the Company recognized $222,000 of gains as a component of exchange loss on forward contracts that did not qualify for hedge accounting under accounting standards prior to the adoption of SFAS No. 133. Additionally, during the year ended December 31, 2001, the Company deferred as a component of other comprehensive income $5,504,000 of losses on forward contracts qualifying for hedge accounting under SFAS No. 133. Of this amount, approximately $797,000 was recognized as exchange gain and $961,000 was recognized as cost of sales upon recognition of the underlying hedged exposure prior to December 31, 2001. The Company expects that substantially all of the remaining loss of $3,746,000 deferred as a component of other comprehensive income at December 31, 2001 will be recognized into net income within the next twelve months. The fair value of the forward contracts at December 31, 2001 represented an unrealized loss of $5,540,000 consisting of $2,920,000, of unrealized losses recorded as a component of other comprehensive income for qualifying hedges and $2,620,000 of unrealized losses recorded as a component of exchange loss for non-qualifying hedges under SFAS No. 133.

      During the year ended December 31, 2001, the ineffectiveness generated by the Company’s forward contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly $1,115,000 of losses were reclassified into earnings.

      The outstanding foreign currency forward contracts had notional values of $66,824,000, of which $59,587,000 has been designated as hedges under the provisions of SFAS No. 133 at December 31, 2001, and $80,817,000, at December 31, 2000. The contracts outstanding at December 31, 2001 mature in 2002 while the contracts outstanding at December 31, 2000 matured in 2001. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

settlements under the contracts. The tables below describe the forward contracts that were outstanding at December 31, 2001 and 2000 (in thousands):

December 31, 2001:

			Weighted
	Forward		Average
	Position in	Maturity	Contract	Fair
Foreign Currency	US Dollars(1)	Date	Rate	Value(1)

Buy US Dollar/sell Mexican Peso	$10,674	1/31/02	10.19	$9,546
Sell Mexican Peso/buy US Dollar	(2,138)	1/31/02	9.35	(2,104)
Buy US Dollar/sell Mexican Peso	6,995	2/28/02	10.26	6,239
Sell Mexican Peso/buy US Dollar	(2,113)	2/28/02	9.47	(2,065)
Buy US Dollar/sell Mexican Peso	9,023	3/27/02	10.46	7,921
Sell Mexican Peso/buy US Dollar	(4,219)	3/27/02	9.48	(4,139)
Buy US Dollar/sell Mexican Peso	8,310	4/30/02	10.23	7,562
Sell Mexican Peso/buy US Dollar	(3,118)	4/30/02	9.62	(3,034)
Buy US Dollar/sell Mexican Peso	8,012	5/31/02	10.11	7,453
Sell Mexican Peso/buy US Dollar	(2,573)	5/31/02	9.71	(2,498)
Buy US Dollar/sell Mexican Peso	8,037	6/28/02	9.95	7,662
Sell Mexican Peso/buy US Dollar	(3,069)	6/28/02	9.78	(2,981)
Buy US Dollar/sell Mexican Peso	4,765	7/31/02	10.07	4,523
Buy US Dollar/sell Mexican Peso	9,951	8/30/02	10.05	9,541
Buy US Dollar/sell Mexican Peso	4,459	9/30/02	10.09	4,290
Buy US Dollar/sell Mexican Peso	10,905	10/31/02	10.09	10,567
Buy US Dollar/sell Mexican Peso	2,923	11/29/02	10.27	2,801

	$66,824			$61,284

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2000:

			Weighted
	Forward		Average
	Position in	Maturity	Contract	Fair
Foreign Currency	US Dollars(1)	Date	Rate	Value(1)

Buy US Dollar/sell Mexican Peso	$6,980	1/26/01	10.12	$6,679
Buy US Dollar/sell Mexican Peso	7,500	2/26/01	10.20	7,187
Buy US Dollar/sell Mexican Peso	7,529	3/30/01	10.36	7,162
Buy US Dollar/sell Mexican Peso	5,915	4/30/01	10.48	5,607
Buy US Dollar/sell Mexican Peso	2,828	5/31/01	10.61	2,670
Buy US Dollar/sell Mexican Peso	3,907	6/29/01	10.24	3,861
Buy US Dollar/sell Mexican Peso	2,618	7/31/01	10.31	2,588
Buy US Dollar/sell Mexican Peso	11,816	8/31/01	10.32	11,804
Buy US Dollar/sell Mexican Peso	12,125	9/28/01	10.39	12,119
Buy US Dollar/sell Mexican Peso	2,336	10/30/01	10.70	2,290
Buy US Dollar/sell Mexican Peso	10,275	10/31/01	10.71	10,078
Buy US Dollar/sell Mexican Peso	2,878	11/30/01	10.43	2,934
Buy US Dollar/sell Mexican Peso	4,110	12/27/01	10.71	4,120

	$80,817			$79,099

(1)	The “Forward Position in US Dollars” and the “Fair Value” presented above represent notional amounts. The net of these two amounts, an unrealized loss of $5,540,000 and $1,718,000 at December 31, 2001 and 2000, respectively, represents the carrying value of the forward contracts (which approximates fair value) and has been recorded as a liability in the accompanying consolidated balance sheets as of December 31, 2001 and 2000, respectively.

      Subsequent to December 31, 2001, in accordance with previously approved policies, the Company modified its hedging program to include the use of foreign currency option contracts (“option contracts” or “options”) to hedge foreign currency exposures to the Mexican peso. In order to execute the option contracts and to offset its current outstanding forward contracts to sell Mexican pesos, on March 27, 2002, the Company entered into forward contracts to buy Mexican pesos. Also, on that date, the Company entered into a series of U.S. dollar option contracts. The exchange rate at which the option contracts may be exercised is based upon the market rate at the time the contracts are placed. The Company purchased exchange rate put options, which gives the Company the right, but not the obligation, to sell Mexican pesos at a specified U.S. dollar exchange rate (“strike rate”). These contracts provide protection in the event the Mexican peso weakens beyond the option strike rate. In conjunction with the put options, and as part of a zero-cost option collar structure, the Company sold Mexican peso call options, which gives the counterparty the right, but not the obligation, to buy Mexican pesos from the Company at a specified strike rate. The effect of these contracts would be to limit the benefit the Company would otherwise derive from the strengthening of the Mexican peso beyond the strike rate. In the aggregate, the Company entered into approximately $600 million Mexican pesos of matching put and call options.

(14) Fourth Quarter Adjustments

      During the fourth quarter of 2001, the Company recorded approximately $3,809,000 to bad debt expense due to declining consultant liquidity as a result of the general slowdown of the economy in Mexico. During the fourth quarter of 2000, the Company recorded certain adjustments related to changes in cost accounting estimates, which resulted in an increase to cost of sales of approximately $3,000,000.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

CDRJ Investments (Lux) S.A. and Subsidiaries:

		Charged
	Balance	to		Balance
	at beginning	costs and	Deductions-	at end
Descriptions	of period	expenses	recoveries	of period

Accounts Receivable:
2001	$3,553	$9,464	$5,750	$7,267
2000	3,087	5,958	5,492	3,553
1999	2,284	4,651	3,848	3,087
Inventories:
2001	2,462	1,879	1,520	2,821
2000	2,442	1,973	1,953	2,462
1999	$4,900	$2,256	$4,714	$2,442

Jafra Cosmetics International, Inc. and Subsidiaries:

		Charged
	Balance	to		Balance
	at beginning	costs and	Deductions-	at end
Descriptions	of period	expenses	recoveries	of period

Accounts Receivable:
2001	$536	$559	$572	$523
2000	800	898	1,162	536
1999	547	1,359	1,106	800
Inventories:
2001	1,404	692	617	1,479
2000	2,084	532	1,212	1,404
1999	$3,842	$1,155	$2,913	$2,084

Jafra Cosmetics International, S.A. de C.V. and Subsidiaries:

		Charged
	Balance	to		Balance
	at beginning	costs and	Deductions-	at end
Descriptions	of period	expenses	recoveries	of period

Accounts Receivable:
2001	$2,117	$7,681	$4,846	$4,952
2000	1,956	4,956	4,795	2,117
1999	1,155	3,209	2,408	1,956
Inventories:
2001	894	1,035	872	1,057
2000	269	1,337	712	894
1999	$1,012	$985	$1,728	$269

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors, Executive Officers and Significant Employees of the Company

      The names, ages and positions of the executive officers, significant employees and directors of the Company as of March 15, 2002 are set forth below.

Name	Age	Position

Ronald B. Clark	66	Chairman and Chief Executive Officer; Director
Gonzalo R. Rubio	58	President and Chief Operating Officer; Director
Ralph S. Mason, III	50	Vice Chairman, Executive Vice President and General Counsel
Michael A. DiGregorio	47	Senior Vice President and Chief Financial Officer
Alan Fearnley	51	Senior Vice President of Global Marketing
Jaime Lopez Guirao	54	President of Global Operations
Eugenio Lopez Barrios	60	President of Mexican Operations
Jose Luis Peco	56	President of European Operations
Ademar Serodio	57	President of South American Operations
Beatriz Gutai	41	General Manager of U.S. Operations — Hispanic Division
Dyan Lucero	52	General Manager of U.S. Operations — General Division
Donald J. Gogel	53	Director
Steven D. Goldstein	50	Director
Thomas E. Ireland	52	Director
Siri Marshall	53	Director
David A. Novak	33	Director
Ann Reese	49	Director
Edward H. Rensi	57	Director
Kenneth D. Taylor	67	Director

      None of the Company’s officers has any family relationship with any director or other officer. “Family relationship” for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin. The business experience during the past five years of each of the directors and executive officers listed above is as follows:

      Ronald B. Clark has served as a director and the Chairman and Chief Executive Officer since joining the Company in May 1998. From 1997 to 1998, Mr. Clark served as President, Richmont Europe (Mary Kay Holding Company). Prior to 1997, he was President of Mary Kay Europe, Executive Vice President of Primerica Corp., President of Jafra Cosmetics International, Inc., and Vice President of Avon Products, Inc. Mr. Clark’s employment agreement provides that he shall be a director of Parent during the term of his employment.

      Gonzalo R. Rubio has served as a director and the President and Chief Operating Officer since joining the Company in May 1998. Mr. Rubio served from prior through 1997 as Area Vice President and later President of the European operations of Mary Kay Inc. Prior to that, Mr. Rubio was employed by Avon Products Inc., serving alternately as Area Director for Europe, International Operations Director and Area Director for Latin America. Mr. Rubio’s employment agreement provides that he shall be a director of Parent during the term of his employment.

      Ralph S. Mason, III has served as the Vice Chairman, Executive Vice President and General Counsel since joining the Company in May 1998. For more than the prior five years, Mr. Mason was the senior and founding partner at Mason, Taylor & Colicchio, a law firm in Princeton, New Jersey.

      Michael A. DiGregorio has served as Senior Vice President and Chief Financial Officer of the Company since June of 1999. From May 1998 to May 1999, Mr. DiGregorio served as President of the United States Operations of the Company. From prior to 1997 to June 1998, Mr. DiGregorio served initially as Financial Director and later as General Manager of Jafra Mexico.

      Alan Fearnley has served as Senior Vice President of Strategy of the Company since July of 2001. From 1998 to 2001, Mr. Fearnley served as Senior Vice President of Global Marketing of the Company. From 1997 to 1998, Mr. Fearnley served as Vice President of Marketing for Dermatologica. Prior to that, Mr. Fearnley took a year’s sabbatical to attend the Sloan Fellowship Masters Program at the London Business School. During this sabbatical, Mr. Fearnley also served as consultant to various companies.

      Jaime Lopez Guirao has served as President, Global Operations since joining the Company in June 1998. For more than the prior five years, Mr. Guirao was employed by Avon Products, Inc., holding several operational, management and Country President positions in Europe and the Americas.

      Eugenio Lopez Barrios has served as President of Mexican Operations since joining the Company in June 1998. From prior to 1997 to 1998, Mr. Barrios was President of Mary Kay Mexico.

      Jose Luis Peco has served as President of European Operations of the Company since joining the Company in June 1998. From prior to 1997 to 1998, Mr. Peco served as Vice President of European Operations for Mary Kay Cosmetics and President of Mary Kay Cosmetics — Iberia.

      Ademar Serodio joined the Company in January 2000 and currently serves as President of South America Operations of the Company. For more than the prior five years, Mr. Serodio was employed by Avon Products, Inc., holding several Country President roles in Avon’s South American markets.

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

      Donald J. Gogel has been a director of the Company since January 1998. Since 1998, Mr. Gogel has served as Chief Executive Officer of CD&R; since prior to 1997 he has served as President and a director of CD&R and since 1989 he has been a principal of CD&R. Mr. Gogel is also a limited partner of CD&R Associates V Limited Partnership (“Associates V”), the general partner of CD&R Fund V, and President and Chief Executive Officer and a shareholder and director of CD&R Investment Associates II, Inc. (“Investment Associates II”), a Cayman Islands exempted company that is the managing general partner of Associates V. Mr. Gogel is a director of Kinko’s, Inc., a corporation in which Fund V has an investment, and a director of Global Decisions Group, LLC, a limited liability company in which an investment fund managed by CD&R has an investment, and Turbochef, Inc. Mr. Gogel serves as a member of the compensation committee of the board of directors of Turbochef, Inc.

      Steven D. Goldstein has been a director of the Company since July 1998. Since July of 2001, Mr. Goldstein has served as President and Chief Executive Officer of Chayeon Inc. From November of 2000 to July of 2001, Mr. Goldstein served as Chairman and Chief Executive Officer of More Benefits, Corp. From December 1997 to November of 2000, Mr. Goldstein served as Chairman and Chief Executive Officer of Invenet, LLC. Prior to joining Invenet, LLC, Mr. Goldstein was employed as President, Credit of Sears, Roebuck & Co. Prior to 1997, Mr. Goldstein was employed by American Express Co., serving most recently as the Chairman and Chief Executive Officer of American Express Bank.

      Thomas E. Ireland has been a director of the Company since March 1998 and is a principal of CD&R, a limited partner of Associates V and a shareholder and a director of Investment Associates II. From prior to 1997 until joining CD&R in 1997, Mr. Ireland served as a senior managing director of Alvarez & Marsal, Inc. Mr. Ireland also serves on the board of directors of the Maine Coast Heritage Trust. Mr. Ireland is a director of Remington Arms Company, Inc. and its parent RACI Holding, Inc., a corporation in which an investment fund managed by CD&R has an investment.

      Siri Marshall has been a director of the Company since July 1999. Ms. Marshall has been employed by General Mills since prior to 1997 and currently serves as its Senior Vice President, Corporate Affairs and General Counsel.

      David A. Novak has been a director of the Company since January 1998. Mr. Novak is a principal of CD&R, a limited partner of Associates V, and a shareholder of Investment Associates II. Prior to joining CD&R in 1997, Mr. Novak worked in the Merchant Banking and Investment Banking Divisions of Morgan Stanley & Co. Incorporated and for the Central European Development Corporation. Mr. Novak also serves on the board of directors of Allied Worldwide, Inc., a corporation in which Fund V has an investment and Italtel Holdings.

      Ann Reese has been a director of the Company since July 1998. Ms. Reese has been the Executive Director of Center for Adoption Policy Studies since October 2001. From 1999 to December 2000, Ms. Reese was a professional employee of CD&R. From prior to 1997 to March 1998, Ms. Reese was Chief Financial Officer of ITT Corp., a company in the hotel and gaming businesses and previously in insurance and manufacturing.

      Edward H. Rensi has been a director of the Company since July 1998. For more than the prior five years, Mr. Rensi has been employed by McDonalds Corp. USA, serving most recently as President and Chief Executive Officer. Mr. Rensi also serves as a director of Snap-On Inc. and I.S.C. Corporation, and serves as a member of the compensation committee of the board of directors of Snap-On Inc. and I.S.C. Corporation.

      Kenneth D. Taylor has been a director of the Company since July 1998 and has been the Chairman of Global Public Affairs, Inc. since prior to 1997.

      At present, all directors will hold office until their successors are elected and qualified, or until their earlier removal or resignation.

Item 11. Executive Compensation

Compensation Of Executive Officers

      The following table sets forth the compensation earned by the Company’s Chief Executive Officer and the four additional most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”) for each of the last three fiscal years.

Summary Compensation Table

		Annual Compensation
					Long-Term
				Other	Compensation	All Other
				Annual	Securities	Compen-
				Compen-	Underlying	sation
Name and Principal Position	Year	Salary($)	Bonus($)	sation($)	Options(#)	($)(1)

Ronald B. Clark	2001	$648,729	$391,872			$43,691
Chairman and Chief	2000	626,218	227,610			56,811
Executive Officer	1999	609,288	510,000			30,273
Gonzalo R. Rubio	2001	540,555	326,550			36,408
President and Chief	2000	521,832	189,666			47,341
Operating Officer	1999	507,740	425,000			55,228
Ralph S. Mason, III	2001	486,557	293,910			6,554
Vice Chairman, Executive	2000	469,672	170,712			8,517
Vice President and General Counsel	1999	456,966	382,000	146,238 (2)		1,771
Jaime Lopez Guirao	2001	484,202	293,322			32,754
President of Global Operations	2000	467,518	170,360			42,476
	1999	455,597	382,000			47,910
Michael A. DiGregorio	2001	323,877	163,300			16,131
Senior Vice President and Chief	2000	312,664	94,845		1,264	18,048
Financial Officer	1999	$304,352	$212,000			$22,718

(1)	Amounts shown in this column constitute contributions by the Company under the Company’s 401(k) and Supplemental Savings Plans.

(2)	Amount includes reimbursement for expenses of $140,000 incurred by Mr. Mason in order to relocate to Company headquarters.

FISCAL YEAR-END OPTION VALUE TABLE

      The following table sets forth information for each Named Executive Officer with regard to the aggregate value of options held at December 31, 2001. No options were exercised by such executive officers during the year ended December 31, 2001.

	Number of
	Securities Underlying		Value of Unexercised
	Unexercised Options		In-the-Money Options
	at December 31, 2001(#)		at December 31, 2001($)(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Ronald B. Clark	14,840	3,488	$2,226,000	$523,200
Gonzalo R. Rubio	14,840	3,488	2,226,000	523,200
Ralph S. Mason, III	11,769	2,767	1,765,350	415,050
Jaime Lopez Guirao	4,858	1,142	728,700	171,300
Michael A. DiGregorio	3,205	1,535	437,800	134,220

(1)	Calculated based on a per share price of Parent Common Stock of $250, the estimated fair market value as of the latest valuation date, less the per share exercise price.

Compensation Of Directors

      During 2001, each outside director of the Company received a retainer of $40,000 for serving on the Board of Directors of the Company and was reimbursed for his or her out-of-pocket expenses incurred in connection with attending board meetings. The Company pays no additional remuneration to officers of the Company or the principals or employees of CD&R for serving as directors.

Employment Agreements

      The Company has employment agreements with each of the Named Executive Officers. The employment agreements of Messrs. Clark, Rubio and Mason have an initial term of three years that becomes a continuous “rolling” two year term as of the first anniversary of the closing of the Acquisition (the “Closing”). The employment agreements of Messrs. Guirao and DiGregorio have a continuous “rolling” term of two years, commencing as of June 1, 1998. Pursuant to their respective agreements, as of their 2001 anniversary dates, Messrs. Clark, Rubio, Mason, Guirao and DiGregorio receive annual base salaries of $653,000, $544,000, $490,000, $489,000 and $327,000, respectively. In addition, each of Messrs. Clark, Rubio, Mason and Guirao are eligible for a target annual bonus equal to 60%, and Mr. DiGregorio is eligible for a target annual bonus equal to 50%, of such Named Executive Officer’s annual base salary if the Company achieves the performance goals established under its annual incentive plan for executives and may receive a larger bonus if such goals are exceeded. The employment agreements further provide that, in the event of a termination of any such Named Executive Officer’s employment by the Company without “cause” (as defined in the employment agreement) or by such executive for “good reason” (as so defined), such Named Executive Officer will be entitled to continued payments of his base salary for the remaining term of his employment agreement and to payment of a pro rata annual bonus for the year of termination provided that the Company achieves the performance objectives applicable for such year and each year thereafter. Each of the employment agreements also contains covenants regarding nondisclosure of confidential information, noncompetition and nonsolicitation.

Compensation Committee Interlocks And Insider Participation

      The Board of Directors of the Company established a Compensation Committee to review all compensation arrangements for executive officers of the Company. The individuals serving on the Compensation Committee until July 31, 2001 were Mr. Taylor, Chairperson, Mr. Orfalea and Mr. Gogel. As of August 1, 2001, the individuals serving on the Compensation Committee were Mr. Taylor, Ms. Marshall and Mr. Gogel. Mr. Gogel is President, Chief Executive Officer and a principal and director of CD&R and a limited partner of CD&R Associates V Limited Partnership (“Associates V”), the general partner of CD&R Fund V. In addition, Mr. Gogel is President and Chief Executive Officer and a shareholder and director of CD&R Investment Associates II, Inc. (“Investment Associates II”), a Cayman Islands exempted company that is the managing general partner of Associates V.

      Pursuant to a consulting agreement entered into following the Acquisition, CD&R receives a fee for advisory, management consulting and monitoring services to the Company. On January 1, 1999, the annual fee received by CD&R was $400,000 for each of the years ended December 31, 1999 and 2000. As of January 1, 2001, the annual fee was increased to $1,000,000 based on an amendment to the consulting agreement. The amendment provides for an annual fee for ongoing services provided to the Company. As required by the terms of the Company’s lending arrangements, such fees were determined by arm’s-length negotiation and are believed by the Company to be reasonable. In addition, the amendment adds to CD&R’s services under the agreement financial advisory, investment banking and similar services with respect to future proposals for an acquisition, merger, recapitalization, or other similar transaction directly or indirectly involving the Company or any of its subsidiaries. The fee for such additional services in connection with future transactions would be an amount equal to 1% of the transaction value for the transaction to which such fee relates. Such transaction fees may be increased upon approval of a majority of the members of the Company’s Board of Directors who are not employees of the Company, CD&R or any affiliate of CD&R. The proposed amendment also provides that if any employee of CD&R is appointed to an executive management position (or a position of comparable responsibility) in the Company or any of its subsidiaries, the annual fee will be increased by an amount to be determined by CD&R, the amount of such increase not to exceed 100% of the existing annual fee in effect at that time. Parent has also agreed to indemnify the members of the Board employed by CD&R and CD&R against liabilities incurred under securities laws, liabilities to third parties, and liabilities relating to the provision by CD&R of advisory management, consulting and monitoring services. The Company also engaged an entity, in which CD&R has an investment, to develop its e-commerce business. During 2000 and 1999, the Company paid such entity fees of $1,798,000 and $389,000, respectively. The Company terminated this agreement and entered into a settlement and release agreement with such entity in 2000, pursuant to which such entity agreed to pay the Company $500,000 in quarterly installments, together with interest at 9.5% per annum through October 2005. At December 31, 2001, the unpaid balance was $397,000. See “Certain Relationships and Related Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Parent owns, indirectly, all of the outstanding capital stock of JCI and Jafra S.A. The table below sets forth, as of March 15, 2002, the owners of 5% or more of the Parent Common Stock and the ownership of Parent Common Stock by the directors and each Named Executive Officer, as well as by all directors and Named Executive Officers of the Company as a group.

	Number	Percent
Name	of Shares	of Class

Clayton, Dubilier & Rice Fund V Limited Partnership(1)	769,600	92.51
Donald J. Gogel(2)	—	—
Steven D. Goldstein	2,000	*
Thomas E. Ireland(2)	—	—
Siri Marshall	1,667	*
David A. Novak(2)	—	—
Ann Reese	2,500	*
Edward H. Rensi	2,500	*
Kenneth D. Taylor	500	*
Ronald B. Clark(3)	24,004	2.83
Gonzalo R. Rubio(4)	24,004	2.83
Ralph S. Mason, III(5)	19,037	2.26
Jaime Lopez Guirao(6)	7,858	*
Michael A. DiGregorio(7)	5,415	*
All directors and Named Executive Officers as a group (13 persons)(8)	89,645	10.17

The symbol “*” denotes less than 1 percent.

(1)	Associates V is the general partner of CD&R Fund V and has the power to direct CD&R Fund V as to the voting and disposition of shares held by CD&R Fund V. Investment Associates II is the managing general partner of Associates V and has the power to direct Associates V as to its direction of CD&R Fund V’s voting and disposition of the shares held by CD&R Fund V. No person controls the voting and dispositive power of Investment Associates II with respect to the shares owned by CD&R Fund V. Each of Associates V and Investment Associates II expressly disclaims beneficial ownership of the shares owned by CD&R Fund V. The business address for each of CD&R Fund V, Associates V and Investment Associates II is c/o Investment Associates II, 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803.

(2)	Does not include shares owned by CD&R Fund V.

(3)	Includes 14,840 shares as to which Mr. Clark has a right to acquire through the exercise of stock options.

(4)	Includes 14,840 shares as to which Mr. Rubio has a right to acquire through the exercise of stock options.

(5)	Includes 11,769 shares as to which Mr. Mason has a right to acquire through the exercise of stock options.

(6)	Includes 4,858 shares as to which Mr. Guirao has a right to acquire through the exercise of stock options.

(7)	Includes 3,205 shares as to which Mr. DiGregorio has a right to acquire through the exercise of stock options, and excludes 160 shares held by the trustee of subtrusts established for the benefit of Mr. DiGregorio’s children.

(8)	Includes 49,512 shares which the directors and Named Executive Officers as a group have a right to acquire through the exercise of stock options. On October 1, 1999, a former member of management exercised 579 options to purchase Common Stock, and then sold a total of 2,317 shares of Common Stock back to the Company; on November 19, 1999, certain members of management and a director purchased an aggregate of 2,457 shares of Common Stock; on July 11, 2000, a member of management purchased 316 shares of Common Stock; on July 27, 2000, a former member of management exercised 158 options to purchase Common Stock, and then sold a total of 632 shares of Common Stock back to the Company; on August 9, 2000, certain members of management purchased an aggregate of 4,108 shares of Common Stock, and on November 6, 2000, a former member of management sold 316 shares of the Common Stock back to the Company; on February 10, 2001, certain members of management purchased an aggregate of 474 shares of Common Stock; on June 14, 2001, a former member of management and a former director, sold an aggregate total of 2,563 shares of Common Stock back to the Company; on September 19, 2001, a former member of management exercised options to purchase 210 shares of Common Stock, and then sold a total of 526 shares of Common Stock back to the Company in transactions exempt from the registration requirements of the Securities Act. Shares owned by CD&R Fund V are not included herein. Mr. Gogel is an officer, director and shareholder of Investment Associates II, Mr. Ireland is a director and shareholder of Investment Associates II, and Mr. Novak is a shareholder of Investment Associates II.

Item 13. Certain Relationships and Related Transactions

      CD&R Fund V, which is Parent’s largest stockholder, is a private investment fund managed by CD&R. Amounts contributed to CD&R Fund V by its limited partners are invested at the discretion of the general partner in equity or equity-related securities of entities formed to effect leveraged buy-out transactions and in the equity of corporations where the infusion of capital, coupled with the provision of managerial assistance by CD&R, can be expected to generate returns on investments comparable to returns historically achieved in leveraged buyout transactions. The general partner of CD&R Fund V is Associates V, and the general partners of Associates V are Investment Associates II, CD&R Investment Associates, Inc. and CD&R Cayman Investment Associates, Inc., a Cayman Islands exempted company. Each of Mr. Gogel, who is President, Chief Executive Officer and a director of CD&R; President, Chief Executive Officer, and a shareholder and a director of Investment Associates II; and a limited partner of Associates V, Mr. Ireland, who is a principal of CD&R, a limited partner of Associates V and a shareholder and a director of Investment Associates II, and Mr. Novak, who is a principal of CD&R, a limited partner of Associates V, and a shareholder of Investment Associates II, is a director of Parent. See “Directors and Executive Officers of the Company.”

      CD&R is a private investment firm that is organized as a Delaware corporation. CD&R is the manager of a series of investment funds, including CD&R Fund V. CD&R generally assists in structuring, arranging financing for and negotiating the transactions in which the funds it manages invest. After the consummation of such transactions, CD&R generally provides advisory, management consulting and monitoring services to the companies in which its investment funds have invested during the period of such fund’s investment.

      Pursuant to a consulting agreement entered into at the closing of the Acquisition, until the tenth anniversary of the Acquisition or the date on which CD&R Fund V no longer has an investment in the Company or until the termination by either party with 30 days notice, CD&R will receive an annual fee (and reimbursement of out-of-pocket expenses) for providing advisory, management consulting and monitoring services to the Company. Effective January 1, 1999, the annual fee was $400,000. Such services include, among others, helping the Company to establish effective banking, legal and other business relationships and assisting management in developing and implementing strategies for improving the operational, marketing and financial performance of the Company. Based on an amendment to the consulting agreement, effective January 1, 2001, the annual fee was increased to $1,000,000, for ongoing services provided to the Company. As required by the terms of the Company’s lending arrangements, such fees were determined by arm’s-length negotiation and are believed by the Company to be reasonable.

      In addition, the amendment adds to CD&R’s services under the agreement financial advisory, investment banking and similar services with respect to future proposals for an acquisition, merger, recapitalization, or other similar transaction directly or indirectly involving the Company or any of its subsidiaries. The fee for such additional services in connection with future transactions would be an amount equal to 1% of the transaction value for the transaction to which such fee relates. Such transaction fees may be increased upon approval of a majority of the members of the Company’s Board of Directors who are not employees of the Company, CD&R or any affiliate of CD&R.

      The amendment also provides that if any employee of CD&R is appointed to an executive management position (or a position of comparable responsibility) in the Company or any of its subsidiaries, the annual fee will be increased by an amount to be determined by CD&R, the amount of such increase not to exceed 100% of the existing annual fee in effect at that time.

      CD&R, CD&R Fund V and Parent entered into an indemnification agreement, pursuant to which Parent has agreed to indemnify the members of its board of directors, as well as CD&R, CD&R Fund V, Associates V, Investment Associates II and certain of their members, partners, associates and affiliates (the “Indemnitees”) to the fullest extent allowable under applicable law and to indemnify the Indemnitees against any suits, claims, damages or expenses which may be made against or incurred by them under applicable securities laws in connection with offerings of securities of the Company, liabilities to third parties arising out of any action or failure to act by the Company, and, except in cases of gross negligence or intentional misconduct, the provision by CD&R of advisory, management consulting and monitoring services.

      During 1999, the Company engaged Guidance Solutions Inc. (“Guidance”), a corporation in which an investment fund managed by CD&R has an investment, to develop its e-commerce business. Under the agreement entered into by both parties, the Company agreed to pay fees of approximately $2.0 million to Guidance in connection with the planning, defining, designing and consulting services performed related to the Company’s e-commerce initiative. During 2000 and 1999, the Company paid fees to Guidance of $1,798,000 and $389,000, respectively. The Company terminated its agreement with Guidance and executed a settlement and mutual release agreement effective September 30, 2000. Upon execution of this settlement and mutual release agreement in October of 2000, Guidance paid the Company $25,000 and agreed to pay the Company an aggregate additional sum of $475,000, payable in quarterly installments, plus interest at 9.5% per annum, beginning in January 2001 through October 2005. At December 31, 2001, the unpaid balance was $397,000.

      The Company has entered into employment agreements with various members of management, including each of the Named Executive Officers. See “Executive Compensation — Employment Agreements.” The employment agreements of Messrs. Clark and Rubio provide that each will be a director of Parent during the term of his employment.

      Under certain circumstances, stockholders can require the Company to purchase their shares of Common Stock. Management stockholders are subject to a holding period of at least seven months from the date such shares were acquired. In June 2001, a former member of management and a director both requested that the Company purchase their entire balance of Common Stock, consisting of an aggregate of 2,563 shares. In September 2001, a former member of management exercised options to purchase 210 shares of Common Stock, and then requested that the Company purchase his entire balance of Common Stock, consisting of 526 shares. In July 2000, a former member of management exercised options to purchase 158 shares of Common Stock, and then requested that the Company purchase his entire balance of Common Stock, consisting of 632 shares. In November 2000, a former member of management requested that the Company purchase his entire balance of Common Stock, consisting of 316 shares. The Company repurchased the shares in 2001 at a total cost of $772,000, or $250 per share, and the shares in 2000 at a total cost of $199,000, or $210 per share, which represented the respective estimated fair values at the time of the purchases.

      Certain members of management, including Named Executive Officers, financed a portion of the cash purchase price of the shares of Common Stock they acquired through loans from the Chase Manhattan Bank on market terms. In July 2000, a member of management purchased 316 shares of Common Stock at a purchase price of $150 per share, which was below the estimated fair value at the time of purchase of $210 per share. The Company recognized compensation expense of approximately $19,000 at the time of the purchase. In August 2000, certain members of management purchased an aggregate of 4,108 shares of the Common Stock at a purchase price of $210 per share, which represented the estimated fair value at the time of the purchase. During 2000, certain members of management were also granted options to purchase an aggregate of 8,848 shares of Common Stock. In February 2001, certain members of management purchased an aggregate of 474 shares of the Common Stock at a purchase price of $210 per share, which represented the estimated fair value at the time of the purchase. In September 2001, a former member of management purchased 210 shares of Common Stock at a purchase price of $150 per share, which was below the estimated fair value at the time of the purchase of $250 per share. The Company recognized compensation expense of approximately $21,000 at the time of the purchase. During 2001, certain members of management were also granted options to purchase an aggregate of 948 shares of Common Stock. To help members of management obtain such terms for such financing, the Company fully and unconditionally guaranteed up to 75% of the purchase price for the shares of Common Stock purchased by each such member of management. The Company guaranteed loans for $687,300, $687,300, $545,100, $225,000 and $230,000 extended to Messrs. Clark, Rubio, Mason, Guirao, and DiGregorio, respectively, portions of which remain outstanding.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements. Reference is made to the Index to Financial Statements and Schedules of the Company on page 28 of this Annual Report on Form 10-K.

      (a)(2) Financial Statement Schedules. Reference is made to the Index to Financial Statements and Financial Statement Schedules of the Company on page 31 of this Annual Report on Form 10-K. See also the following financial statement schedules which should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

Pages in this
Annual Report
On Form 10-K

Jafra Cosmetics International, Inc.:
Independent Auditors’ Report	58
Consolidated Balance Sheets as of December 31, 2001 and 2000	59
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999	60
Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2001, 2000 and 1999	61
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	62
Notes to Consolidated Financial Statements	63
Jafra Cosmetics International, S.A. de C.V.:
Independent Auditors’ Report	80
Consolidated Balance Sheets as of December 31, 2001 and 2000	81
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999	82
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999	83
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	84
Notes to Consolidated Financial Statements	85
Schedule II — Valuation and Qualifying Accounts	99

      (a)(3) Exhibits. The following documents are exhibits to this Annual Report on Form 10-K.

Exhibit
Number	Description of Document

3.1	Articles of Association (Statuts Coordonnes) of CDRJ Investments (Lux) S.A., as restated on September 30, 1998; previously filed as Exhibit 3.1 to Amendment 2 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed December 23, 1998, and incorporated herein by reference.
3.2	Certificate of Incorporation of CDRJ Acquisition Corporation, dated March 31, 1998; previously filed as Exhibit 3.2 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
3.3	Certificate of Merger of Jafra Cosmetics International, Inc. into CDRJ Acquisition Corporation, dated April 30, 1998; previously filed as Exhibit 3.3 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

Exhibit
Number	Description of Document

3.4	Amended and Restated By-laws of Jafra Cosmetics International, Inc. (formerly CDRJ Acquisition Corporation), as adopted on July 21, 1998; previously filed as Exhibit 3.4 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
3.5	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Jafra Cosmetics International, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.5 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
3.6	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Dirsamex, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.7 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
3.7	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Jafra Cosmetics S.A. de C.V., formerly known as Jafra Cosmetics S. de R.L. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.9 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
3.8	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Qualifax, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
3.9	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Reday, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.11 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
3.10	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Cosmeticos Y Fragrancias, S.A. de C.V., together with an unofficial summary thereof in English; previously filed as exhibit 3.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended 2000, filed on April 2, 2001, and incorporated herein by reference.
3.11	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the transformation of Jafra Cosmetics S. de R.L. de C.V. into Jafra Cosmetics S.A. de C.V.; previously filed as Exhibit 3.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
3.12	Approval, dated as of April 17, 2000, by the Public Registry of Commerce of the United Mexican States of the merger of Consultoria Jafra S.A. de C.V. and Distribuidora Venus, S.A. de C.V. with and into Reday, S.A. de C.V., together with supporting shareholders’ resolutions and the unofficial English translation thereof; previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2000, filed on August 14, 2000, and incorporated herein by reference.
3.13	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the changing of the corporate name from Reday, S.A. de C.V. to Distribuidora Venus, S.A. de C.V. as a consequence of the merger of Distribuidora Venus, S.A. de C.V. into Reday, S.A. de C.V.; previously filed as Exhibit 3.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended 2000, filed on April 2, 2001, and incorporated herein by reference.

Exhibit
Number	Description of Document

3.14	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the renaming of Qualifax, S.A. de C.V. as Serviday S.A. de C.V.; previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2001, filed on August 14, 2001, and incorporated herein by reference.
4.1	Indenture, dated April 30, 1998, among CDRJ Acquisition Corporation, Jafra Cosmetics International, S.A. de C.V., CDRJ Investments (Lux) S.A., and State Street Bank and Trust Company; previously filed as Exhibit 4.1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.2	First Supplemental Indenture, dated April 30, 1998, among Consultoria Jafra, S.A. de C.V., Distribuidora Venus, S.A. de C.V., Dirsamex, S.A. de C.V., Reday, S.A. de C.V., Qualifax S.A. de C.V., and Jafra Cosmetics S.R.L., CDRJ Acquisition Corporation and Jafra Cosmetics International, S.A. de C.V. and State Street Bank and Trust Company; previously filed as Exhibit 4.2 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.3	Purchase Agreement, dated April 28, 1998, between Credit Suisse First Boston Corporation, Chase Securities Inc., CDRJ Acquisition Corporation, Jafra Cosmetics International, S.A. de C.V., and CDRJ Investments (Lux) S.A.; previously filed as Exhibit 4.3 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.4	Purchase Agreement Amendment, dated April 30, 1998, executed on behalf of each of Reday, S.A. de C.V., Distribuidora Venus, S.A. de C.V., Dirsamex, S.A. de C.V., Qualifax, S.A. de C.V., Jafra Cosmetics, S.R.L., Consultoria Jafra, S.A. de C.V., Credit Suisse First Boston Corporation, and Chase Securities Inc.; previously filed as Exhibit 4.4 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.5	Registration Rights Agreement, dated April 30, 1998, among CDRJ Acquisition Corporation, Jafra Cosmetics International, Inc., Jafra Cosmetics International, S.A. de C.V., CDRJ Investments (Lux) S.A., Reday, S.A. de C.V., Distribuidora, S.A. de C.V., Dirsamex, S.A. de C.V., Qualifax, S.A. de C.V., Jafra Cosmetics, S.A. de C.V., Consultoria Jafra, S.A. de C.V., and Credit Suisse First Boston Corporation; previously filed as Exhibit 4.5 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.6	Credit Agreement, dated April 30, 1998, among CDRJ Acquisition Corporation, Jafra Cosmetics International, S.A. de C.V., CDRJ Investments (Lux) S.A., as Guarantor and Parent of the Borrowers, the Lenders named therein and Credit Suisse First Boston, as Administrative Agent; previously filed as Exhibit 4.6 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.7	Amendment No. 1 to the Credit Agreement, dated August 26, 1998; previously filed as Exhibit 4.7 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.8	Indemnity, Subrogation and Contribution Agreement, dated April 30, 1998, among Jafra Cosmetics International, S.A. de C.V. (“JCISA”), each Subsidiary of JCSI listed on Schedule I thereto and Credit Suisse First Boston; previously filed as Exhibit 4.8 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

Exhibit
Number	Description of Document

4.9	JCI Guarantee Agreement, dated April 30, 1998, between CDRJ Acquisition Corporation and Credit Suisse First Boston; previously filed as Exhibit 4.9 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.10	JCISA Guarantee Agreement, dated April 30, 1998, between Jafra Cosmetics International, S.A. de C.V. and Credit Suisse First Boston; previously filed as Exhibit 4.10 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.11	JCISA Subsidiary Guarantee Agreement, dated April 30, 1998, among each of the subsidiaries of Jafra Cosmetics International, S.A. de C.V. listed on Schedule I thereto, and Credit Suisse First Boston; previously filed as Exhibit 4.11 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.12	Parent Guarantee Agreement, dated April 30, 1998, between CDRJ Investments (Lux) S.A. and Credit Suisse First Boston; previously filed as Exhibit 4.12 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.13	Pledge Agreement, dated April 30, 1998 among CDRJ Investments (Lux) S.A., CDRJ North Atlantic Sarl, CDRJ Latin America Holding Company B.V., Latin Cosmetics Holdings B.V., Regional Cosmetics Holding B.V., Southern Cosmetics Holdings B.V., and CDRJ Mexico Holding Company B.V., CDRJ Acquisition Corporation, Jafra Cosmetics International, S.A. de C.V. and Credit Suisse First Boston; previously filed as Exhibit 4.13 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.14	Security Agreement, dated April 30, 1998, among CDRJ Acquisition Corporation (“JCI”), each subsidiary of JCI listed on Schedule I thereto and Credit Suisse First Boston; previously filed as Exhibit 4.14 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.15	Deed of Trust, with Assignment of Leases and Rents, Fixture Filing and Security Agreement, dated April 30, 1998, by Jafra Cosmetics International, Inc. to TitleServ Agency of New York City, Inc., as trustee for the Benefit of Credit Suisse First Boston; previously filed as Exhibit 4.15 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.16	Acknowledgment of Obligations and Mortgage, dated April 30, 1998, granted by Reday, S.A. de C.V. in favor of Credit Suisse First Boston, together with an unofficial English translation thereof; previously filed as Exhibit 4.16 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.17	Notarial Deed of Pledge, dated April 30, 1998, with respect to the pledge to Credit Suisse First Boston of (i) 24 ordinary shares of the capital stock of CDRJ Europe Holding Company B.V. by Jafra Cosmetics International, Inc., and (ii) 40 ordinary shares of the capital stock of CDRJ Latin America Holding B.V. by CDRJ North Atlantic (Lux) Sarl; previously filed as Exhibit 4.17 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

Exhibit
Number	Description of Document

4.18	Consent and Waiver, dated as of November 19, 1999, to the Credit Agreement dated as of April 30, 1998, as amended by Amendment No. 1 thereto dated as of August 26, 1998, among Jafra Cosmetics International Inc., Jafra Cosmetics International S.A. de C.V., CDRJ Investments (Lux) S.A., the several banks and financial institutions party to the Credit Agreement, the Issuing Bank and Credit Suisse First Boston, as Administrative Agent; previously filed as Exhibit 4.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
4.19	Substitution of Trustee and Partial Reconveyance of Deed of Trust, Assignment of Leases and Rents, Fixture Filing and Security Agreement, and Release of Financing Statement, dated November 29, 1999, which amends the Deed of Trust filed as Exhibit 4.15 above; previously filed as Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
4.20	Partial Reconveyance of Deed of Trust, Assignment of Leases and Rents, Fixture Filing and Security Agreement and Release of Financing Statement, dated November 29, 1999, which amends the Deed of Trust filed as Exhibit 4.15 above; previously filed as Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
4.21	Consent and Waiver, dated as of June 30, 2001, to the Credit Agreement dated as of April 30, 1998, as amended by Amendment No. 1 thereto dated as of August 26, 1998, among Jafra Cosmetics International Inc., Jafra Cosmetics International S.A. de C.V., CDRJ Investments (Lux) S.A., the several banks and financial institutions party to the Credit Agreement, the Issuing Bank and Credit Suisse First Boston, as Administrative Agent.
Items in this Section 10 constitute management contracts or compensatory plans or arrangements with the exception of Exhibits 10.1, 10.7, 10,12, 10.13, 10.14, 10.15, 10.16, 10.17, 10.18, and 10.19.
10.1	Indemnification Agreement, dated April 30, 1998, among CDRJ Investments (Lux) S.A., CDRJ Acquisition Corporation, Jafra Cosmetics International, S.A. de C.V., Clayton, Dubilier & Rice, Inc., Clayton, Dubilier & Rice Fund V Limited Partnership; previously filed as Exhibit 10.1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
10.2	Consulting Agreement, dated April 30, 1998, by and among CDRJ Investments (Lux) S.A., Jafra Cosmetics International, Inc. and Jafra Cosmetics, S.A. de C.V., and Clayton, Dubilier & Rice, Inc.; previously filed as Exhibit 10.2 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
10.3	Form of Employment Agreement for Messrs. Clark, Rubio, Mason, Guirao and DiGregorio; previously filed as Exhibit 10.3 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
10.4	Amended and Restated Jafra Cosmetics International, Inc. Stock Incentive Plan, as adopted September 3, 1998; previously filed as Exhibit 10.4 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.5	CDRJ Investments (Lux) S.A. Form of Management Stock Option Agreement; previously filed as Exhibit 10.5 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.6	Amended and Restated Stock Purchase Warrant, dated September 30, 1998, by and between CDRJ Investments (Lux) S.A. and Jafra Cosmetics International, Inc.; previously filed as Exhibit 10.6 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.

Exhibit
Number	Description of Document

10.7	Registration and Participation Agreement, dated April 30, 1998, among CDRJ Investments (Lux) S.A. and Clayton, Dubilier & Rice Fund V Limited Partnership and the other parties thereto; previously filed as Exhibit 10.7 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
10.8	CDRJ Investments (Lux) S.A. Form of Management Stock Subscription Agreement; previously filed as Exhibit 10.8 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.9	CDRJ Investments (Lux) S.A. Form of Individual Investor Stock Subscription Agreement; previously filed as Exhibit 10.9 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.10	Jafra Cosmetics International, Inc. Supplemental Savings Plan, dated October 27, 1998; previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999, filed May 17, 1999, and incorporated herein by reference.
10.11	Jafra Cosmetics International, Inc. Special Supplemental Savings Plan for Non-United States-Source Income, dated January 20, 1999; previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999, filed May 17, 1999, and incorporated herein by reference.
10.12	Asset Purchase Agreement, dated as of June 10, 1999, as amended by Amendment No. 1, dated as of June 10, 1999; by and between the Company and the Contractor, previously filed as Exhibit 10.1 to Form 8-K, filed on June 10, 1999, and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.13	Amendment No. 1 to Asset Purchase Agreement, dated as of June 10, 1999; previously filed as Exhibit 10.2 to Form 8-K, filed on June 10, 1999, and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.14	Manufacturing Agreement, dated as of June 10, 1999, by and between the Company and the Contractor, as amended by Amendment No. 1, dated as of June 22, 1999; previously filed as Exhibit 10.3 to Form 8-K, filed on June 10, 1999, and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.15	Form of Amendment No. 1 to Manufacturing Agreement, dated as of June 10, 1999; previously filed as Exhibit 10.4 to Form 8-K, filed on June 10, 1999 and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.16	Form of Secured Note for the Assets, dated June 10, 1999, made by the Contractor in favor of the Company; previously filed as Exhibit 10.5 to Form 8-K, filed on June 10, 1999 and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.17	Form of Secured Note for the Inventory, dated June 10, 1999, made by the Contractor in favor of the Company; previously filed as Exhibit 10.6 to Form 8-K, filed on June 10, 1999 and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.18	Sale Agreement, dated as of September 29, 1999, between the Company and Townsgate Road LLC; previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 1999, filed November 12, 1999, and incorporated herein by reference.
10.19	Sale Agreement, dated as of October 15, 1999, between the Company and Selvin Properties; previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 1999, filed November 12, 1999, and incorporated herein by reference.
10.20	Trust Agreement dated May 26, 1999 by and between Jafra Cosmetics International, Inc. and Scudder Trust Company; previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.

Exhibit
Number	Description of Document

10.21	Amendment No. 1 to Consulting Agreement, dated as of March 15, 2000, by and among CDRJ Investments (Lux) S.A., Jafra Cosmetics International, Inc., Jafra Cosmetics International, S.A. de C.V., and Clayton, Dubilier & Rice, Inc.; previously filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
10.22	First Amendment to Amended and Restated Jafra Cosmetics International, Inc. Stock Incentive Plan; previously filed as exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended 2000, filed on April 2, 2001, and incorporated herein by reference.
10.23	CDRJ Investments (Lux) S.A. Form of Management Stock Subscription Agreement, as amended; previously filed as exhibit 3.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended 2000, filed on April 2, 2001, and incorporated herein by reference.
10.24	Amended and Restated Consulting Agreement, dated as of January 1, 2001, by and among CDRJ Investments (Lux) S.A., Jafra Cosmetics International, Inc., Jafra Cosmetics International, S.A. de C.V., and Clayton, Dubilier & Rice, Inc; previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 2001, filed May 15, 2001, and incorporated herein by reference.
21.1	Subsidiaries of the registrant.

      (b) Reports on Form 8-K

      During the quarter ended December 31, 2001, the Company filed no reports on Form 8-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDRJ Investments (Lux) S.A.

By:	/s/ RONALD B. CLARK

Name: Ronald B. Clark

Title:	Chief Executive Officer of the Advisory

Committee and Director

Date April 1, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD B. CLARK Ronald B. Clark	Chief Executive Officer of the Advisory Committee and Director (Principal executive officer)	April 1, 2002

/s/ MICHAEL A. DIGREGORIO Michael A. DiGregorio	Senior Vice President and Chief Financial Officer of the Advisory Committee (Principal financial officer, Principal accounting officer)	April 1, 2002

/s/ RALPH S. MASON, III Ralph S. Mason, III	Secretary and Executive Vice President of the Advisory Committee (Representative in the U.S.)	April 1, 2002

/s/ DONALD J. GOGEL Donald J. Gogel	Director	April 1, 2002

/s/ STEVEN D. GOLDSTEIN Steven D. Goldstein	Director	April 1, 2002

/s/ THOMAS E. IRELAND Thomas E. Ireland	Director	April 1, 2002

/s/ SIRI MARSHALL Siri Marshall	Director	April 1, 2002

/s/ DAVID A. NOVAK David A. Novak	Director	April 1, 2002

/s/ ANN REESE Ann Reese	Director	April 1, 2002

/s/ EDWARD H. RENSI Edward H. Rensi	Director	April 1, 2002

Signature	Title	Date

/s/ GONZALO RUBIO Gonzalo Rubio	Director	April 1, 2002

/s/ KENNETH TAYLOR Kenneth D. Taylor	Director	April 1, 2002

      Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

      No annual report or proxy material has been sent to security holders.

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Articles of Association (Statuts Coordonnes) of CDRJ Investments (Lux) S.A., as restated on September 30, 1998; previously filed as Exhibit 3.1 to Amendment 2 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed December 23, 1998, and incorporated herein by reference.
3.2	Certificate of Incorporation of CDRJ Acquisition Corporation, dated March 31, 1998; previously filed as Exhibit 3.2 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
3.3	Certificate of Merger of Jafra Cosmetics International, Inc. into CDRJ Acquisition Corporation, dated April 30, 1998; previously filed as Exhibit 3.3 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
3.4	Amended and Restated By-laws of Jafra Cosmetics International, Inc. (formerly CDRJ Acquisition Corporation), as adopted on July 21, 1998; previously filed as Exhibit 3.4 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
3.5	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Jafra Cosmetics International, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.5 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
3.6	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Dirsamex, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.7 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
3.7	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Jafra Cosmetics S.A. de C.V., formerly known as Jafra Cosmetics S. de R.L. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.9 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
3.8	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Qualifax, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
3.9	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Reday, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.11 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.

Exhibit
Number	Description of Document

3.10	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Cosmeticos Y Fragrancias, S.A. de C.V., together with an unofficial summary thereof in English; previously filed as exhibit 3.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended 2000, filed on April 2, 2001, and incorporated herein by reference.
3.11	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the transformation of Jafra Cosmetics S. de R.L. de C.V. into Jafra Cosmetics S.A. de C.V.; previously filed as Exhibit 3.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
3.12	Approval, dated as of April 17, 2000, by the Public Registry of Commerce of the United Mexican States of the merger of Consultoria Jafra S.A. de C.V. and Distribuidora Venus, S.A. de C.V. with and into Reday, S.A. de C.V., together with supporting shareholders’ resolutions and the unofficial English translation thereof; previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2000, filed on August 14, 2000, and incorporated herein by reference.
3.13	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the changing of the corporate name from Reday, S.A. de C.V. to Distribuidora Venus, S.A. de C.V. as a consequence of the merger of Distribuidora Venus, S.A. de C.V. into Reday, S.A. de C.V.; previously filed as Exhibit 3.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended 2000, filed on April 2, 2001, and incorporated herein by reference.
3.14	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the renaming of Qualifax, S.A. de C.V. as Serviday S.A. de C.V.; previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the second quarter ended June, 30, 2001, filed on August 14, 2001, and incorporated herein by reference.
4.1	Indenture, dated April 30, 1998, among CDRJ Acquisition Corporation, Jafra Cosmetics International, S.A. de C.V., CDRJ Investments (Lux) S.A., and State Street Bank and Trust Company; previously filed as Exhibit 4.1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.2	First Supplemental Indenture, dated April 30, 1998, among Consultoria Jafra, S.A. de C.V., Distribuidora Venus, S.A. de C.V., Dirsamex, S.A. de C.V., Reday, S.A. de C.V., Qualifax S.A. de C.V., and Jafra Cosmetics S.R.L., CDRJ Acquisition Corporation and Jafra Cosmetics International, S.A. de C.V. and State Street Bank and Trust Company; previously filed as Exhibit 4.2 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.3	Purchase Agreement, dated April 28, 1998, between Credit Suisse First Boston Corporation, Chase Securities Inc., CDRJ Acquisition Corporation, Jafra Cosmetics International, S.A. de C.V., and CDRJ Investments (Lux) S.A.; previously filed as Exhibit 4.3 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.4	Purchase Agreement Amendment, dated April 30, 1998, executed on behalf of each of Reday, S.A. de C.V., Distribuidora Venus, S.A. de C.V., Dirsamex, S.A. de C.V., Qualifax, S.A. de C.V., Jafra Cosmetics, S.R.L., Consultoria Jafra, S.A. de C.V., Credit Suisse First Boston Corporation, and Chase Securities Inc.; previously filed as Exhibit 4.4 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

Exhibit
Number	Description of Document

4.5	Registration Rights Agreement, dated April 30, 1998, among CDRJ Acquisition Corporation, Jafra Cosmetics International, Inc., Jafra Cosmetics International, S.A. de C.V., CDRJ Investments (Lux) S.A., Reday, S.A. de C.V., Distribuidora, S.A. de C.V., Dirsamex, S.A. de C.V., Qualifax, S.A. de C.V., Jafra Cosmetics, S.A. de C.V., Consultoria Jafra, S.A. de C.V., and Credit Suisse First Boston Corporation; previously filed as Exhibit 4.5 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.6	Credit Agreement, dated April 30, 1998, among CDRJ Acquisition Corporation, Jafra Cosmetics International, S.A. de C.V., CDRJ Investments (Lux) S.A., as Guarantor and Parent of the Borrowers, the Lenders named therein and Credit Suisse First Boston, as Administrative Agent; previously filed as Exhibit 4.6 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.7	Amendment No. 1 to the Credit Agreement, dated August 26, 1998; previously filed as Exhibit 4.7 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.8	Indemnity, Subrogation and Contribution Agreement, dated April 30, 1998, among Jafra Cosmetics International, S.A. de C.V. (“JCISA”), each Subsidiary of JCSI listed on Schedule I thereto and Credit Suisse First Boston; previously filed as Exhibit 4.8 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.9	JCI Guarantee Agreement, dated April 30, 1998, between CDRJ Acquisition Corporation and Credit Suisse First Boston; previously filed as Exhibit 4.9 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.10	JCISA Guarantee Agreement, dated April 30, 1998, between Jafra Cosmetics International, S.A. de C.V. and Credit Suisse First Boston; previously filed as Exhibit 4.10 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.11	JCISA Subsidiary Guarantee Agreement, dated April 30, 1998, among each of the subsidiaries of Jafra Cosmetics International, S.A. de C.V. listed on Schedule I thereto, and Credit Suisse First Boston; previously filed as Exhibit 4.11 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.12	Parent Guarantee Agreement, dated April 30, 1998, between CDRJ Investments (Lux) S.A. and Credit Suisse First Boston; previously filed as Exhibit 4.12 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.13	Pledge Agreement, dated April 30, 1998 among CDRJ Investments (Lux) S.A., CDRJ North Atlantic Sarl, CDRJ Latin America Holding Company B.V., Latin Cosmetics Holdings B.V., Regional Cosmetics Holding B.V., Southern Cosmetics Holdings B.V., and CDRJ Mexico Holding Company B.V., CDRJ Acquisition Corporation, Jafra Cosmetics International, S.A. de C.V. and Credit Suisse First Boston; previously filed as Exhibit 4.13 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.14	Security Agreement, dated April 30, 1998, among CDRJ Acquisition Corporation (“JCI”), each subsidiary of JCI listed on Schedule I thereto and Credit Suisse First Boston; previously filed as Exhibit 4.14 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

Exhibit
Number	Description of Document

4.15	Deed of Trust, with Assignment of Leases and Rents, Fixture Filing and Security Agreement, dated April 30, 1998, by Jafra Cosmetics International, Inc. to TitleServ Agency of New York City, Inc., as trustee for the Benefit of Credit Suisse First Boston; previously filed as Exhibit 4.15 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.16	Acknowledgment of Obligations and Mortgage, dated April 30, 1998, granted by Reday, S.A. de C.V. in favor of Credit Suisse First Boston, together with an unofficial English translation thereof; previously filed as Exhibit 4.16 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.17	Notarial Deed of Pledge, dated April 30, 1998, with respect to the pledge to Credit Suisse First Boston of (i) 24 ordinary shares of the capital stock of CDRJ Europe Holding Company B.V. by Jafra Cosmetics International, Inc., and (ii) 40 ordinary shares of the capital stock of CDRJ Latin America Holding B.V. by CDRJ North Atlantic (Lux) Sarl; previously filed as Exhibit 4.17 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.18	Consent and Waiver, dated as of November 19, 1999, to the Credit Agreement dated as of April 30, 1998, as amended by Amendment No. 1 thereto dated as of August 26, 1998, among Jafra Cosmetics International Inc., Jafra Cosmetics International S.A. de C.V., CDRJ Investments (Lux) S.A., the several banks and financial institutions party to the Credit Agreement, the Issuing Bank and Credit Suisse First Boston, as Administrative Agent; previously filed as Exhibit 4.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
4.19	Substitution of Trustee and Partial Reconveyance of Deed of Trust, Assignment of Leases and Rents, Fixture Filing and Security Agreement, and Release of Financing Statement, dated November 29, 1999, which amends the Deed of Trust filed as Exhibit 4.15 above; previously filed as Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
4.20	Partial Reconveyance of Deed of Trust, Assignment of Leases and Rents, Fixture Filing and Security Agreement and Release of Financing Statement, dated November 29, 1999, which amends the Deed of Trust filed as Exhibit 4.15 above; previously filed as Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
4.21	Consent and Waiver, dated as of June 30, 2001, to the Credit Agreement dated as of April 30, 1998, as amended by Amendment No. 1 thereto dated as of August 26, 1998, among Jafra Cosmetics International Inc., Jafra Cosmetics International S.A. de C.V., CDRJ Investments (Lux) S.A., the several banks and financial institutions party to the Credit Agreement, the Issuing Bank and Credit Suisse First Boston, as Administrative Agent.

      Items in this Section 10 constitute management contracts or compensatory plans or arrangements with the exception of Exhibits 10.1, 10.7, 10,12, 10.13, 10.14, 10.15, 10.16, 10.17, 10.18, and 10.19.

Exhibit
Number	Description of Document

10.1	Indemnification Agreement, dated April 30, 1998, among CDRJ Investments (Lux) S.A., CDRJ Acquisition Corporation, Jafra Cosmetics International, S.A. de C.V., Clayton, Dubilier & Rice, Inc., Clayton, Dubilier & Rice Fund V Limited Partnership; previously filed as Exhibit 10.1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

Exhibit
Number	Description of Document

10.2	Consulting Agreement, dated April 30, 1998, by and among CDRJ Investments (Lux) S.A., Jafra Cosmetics International, Inc. and Jafra Cosmetics, S.A. de C.V., and Clayton, Dubilier & Rice, Inc.; previously filed as Exhibit 10.2 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
10.3	Form of Employment Agreement for Messrs. Clark, Rubio, Mason, Guirao and DiGregorio; previously filed as Exhibit 10.3 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
10.4	Amended and Restated Jafra Cosmetics International, Inc. Stock Incentive Plan, as adopted September 3, 1998; previously filed as Exhibit 10.4 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.5	CDRJ Investments (Lux) S.A. Form of Management Stock Option Agreement; previously filed as Exhibit 10.5 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.6	Amended and Restated Stock Purchase Warrant, dated September 30, 1998, by and between CDRJ Investments (Lux) S.A. and Jafra Cosmetics International, Inc.; previously filed as Exhibit 10.6 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.7	Registration and Participation Agreement, dated April 30, 1998, among CDRJ Investments (Lux) S.A. and Clayton, Dubilier & Rice Fund V Limited Partnership and the other parties thereto; previously filed as Exhibit 10.7 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
10.8	CDRJ Investments (Lux) S.A. Form of Management Stock Subscription Agreement; previously filed as Exhibit 10.8 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.9	CDRJ Investments (Lux) S.A. Form of Individual Investor Stock Subscription Agreement; previously filed as Exhibit 10.9 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.10	Jafra Cosmetics International, Inc. Supplemental Savings Plan, dated October 27, 1998; previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999, filed May 17, 1999, and incorporated herein by reference.
10.11	Jafra Cosmetics International, Inc. Special Supplemental Savings Plan for Non-United States-Source Income, dated January 20, 1999; previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999, filed May 17, 1999, and incorporated herein by reference.
10.12	Asset Purchase Agreement, dated as of June 10, 1999, as amended by Amendment No. 1, dated as of June 10, 1999; by and between the Company and the Contractor, previously filed as Exhibit 10.1 to Form 8-K, filed on June 10, 1999, and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.13	Amendment No. 1 to Asset Purchase Agreement, dated as of June 10, 1999; previously filed as Exhibit 10.2 to Form 8-K, filed on June 10, 1999, and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.14	Manufacturing Agreement, dated as of June 10, 1999, by and between the Company and the Contractor, as amended by Amendment No. 1, dated as of June 22, 1999; previously filed as Exhibit 10.3 to Form 8-K, filed on June 10, 1999, and incorporated herein by reference (portions of which were filed under a confidentiality request).

Exhibit
Number	Description of Document

10.15	Form of Amendment No. 1 to Manufacturing Agreement, dated as of June 10, 1999; previously filed as Exhibit 10.4 to Form 8-K, filed on June 10, 1999 and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.16	Form of Secured Note for the Assets, dated June 10, 1999, made by the Contractor in favor of the Company; previously filed as Exhibit 10.5 to Form 8-K, filed on June 10, 1999 and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.17	Form of Secured Note for the Inventory, dated June 10, 1999, made by the Contractor in favor of the Company; previously filed as Exhibit 10.6 to Form 8-K, filed on June 10, 1999 and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.18	Sale Agreement, dated as of September 29, 1999, between the Company and Townsgate Road LLC; previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 1999, filed November 12, 1999, and incorporated herein by reference.
10.19	Sale Agreement, dated as of October 15, 1999, between the Company and Selvin Properties; previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 1999, filed November 12, 1999, and incorporated herein by reference.
10.20	Trust Agreement dated May 26, 1999 by and between Jafra Cosmetics International, Inc. and Scudder Trust Company; previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
10.21	Amendment No. 1 to Consulting Agreement, dated as of March 15, 2000, by and among CDRJ Investments (Lux) S.A., Jafra Cosmetics International, Inc., Jafra Cosmetics International, S.A. de C.V., and Clayton, Dubilier & Rice, Inc.; previously filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
10.22	First Amendment to Amended and Restated Jafra Cosmetics International, Inc. Stock Incentive Plan; previously filed as exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended 2000, filed on April 2, 2001, and incorporated herein by reference.
10.23	CDRJ Investments (Lux) S.A. Form of Management Stock Subscription Agreement, as amended; previously filed as exhibit 3.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended 2000, filed on April 2, 2001, and incorporated herein by reference.
10.24	Amended and Restated Consulting Agreement, dated as of January 1, 2001, by and among CDRJ Investments (Lux) S.A., Jafra Cosmetics International, Inc., Jafra Cosmetics International, S.A. de C.V., and Clayton, Dubilier & Rice, Inc; previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 2001, filed May 15, 2001, and incorporated herein by reference.
21.1	Subsidiaries of the registrant.