Form 10-Q
period 2002-03-31
CDRJ INVESTMENTS LUX S A
filed 2002-05-15
CIK 1068906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number 333-62989

CDRJ INVESTMENTS (LUX) S.A.

(Exact name of Registrant as specified in its charter)

Luxembourg (State or other jurisdiction of incorporation or organization)	98-0185444 (I.R.S. Employer Identification Number)

174 Route de Longwy
L-1941 Luxembourg
Luxembourg
(Address, including zip code, of registrant’s principal executive offices)

(352) 226027
(Registrant’s telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO

APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

         Common stock, par value $2.00 per share, outstanding at May 10, 2002 831,888 shares

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

Index to Financial Statements and Exhibits

Filed with the Quarterly Report of the Company on Form 10-Q

For the Three Months Ended March 31, 2002

PART I — FINANCIAL INFORMATION

*     Jafra S.A. and JCI have fully and unconditionally guaranteed the obligations of the other under the Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. As the cross-guarantees, Jafra S.A. and JCI are subject to a 30-day standstill period. As such, the Parent is filing separate financial statements of JCI and Jafra S.A. in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$9,764	$6,748

Receivables, net	48,763	43,898

Inventories	39,593	40,515

Prepaid income taxes	79	—

Prepaid expenses and other current assets (including value-added tax receivables of $1,562 in 2002 and $2,308 in 2001)	6,582	7,851

Deferred income taxes	1,305	55

Total current assets	106,086	99,067

Property and equipment, net	60,759	59,598

Other assets:

Goodwill	71,633	71,148

Trademarks	51,259	50,560

Deferred financing fees and other, net	9,617	10,763

Total	$299,354	$291,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short term debt, including current portion of long-term debt	$6,460	$6,188

Accounts payable	15,815	26,516

Accrued liabilities	42,285	40,916

Income taxes payable	10,626	7,130

Deferred income taxes	3,758	4,094

Total current liabilities	78,944	84,844

Long-term debt	92,332	86,901

Deferred income taxes	19,365	20,311

Other long-term liabilities	3,333	3,088

Total liabilities	193,974	195,144

Commitments and contingencies	—	—

Stockholders’ equity:

Common stock, par value $2.00; authorized, 1,020,000 shares; issued and outstanding, 831,888 shares in 2002 and 2001	1,664	1,664

Additional paid-in capital	81,921	81,921

Retained earnings	28,518	18,373

Accumulated other comprehensive loss	(6,723)	(5,966)

Total stockholders’ equity	105,380	95,992

Total	$299,354	$291,136

See accompanying notes to consolidated financial statements.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Net sales	$99,104	$86,174

Cost of sales	22,998	20,319

Gross profit	76,106	65,855

Selling, general and administrative expenses	60,362	54,683

Income from operations	15,744	11,172

Other income (expense):

Exchange gain (loss), net	486	(2,180)

Interest expense, net	(2,931)	(3,487)

Other, net	10	(115)

Income before income taxes and cumulative effect of accounting change	13,309	5,390

Income tax expense	3,164	2,944

Income before cumulative effect of accounting change	10,145	2,446

Cumulative effect of accounting change, net of income tax expense of $82 in 2001	—	126

Net income	$10,145	$2,572

See accompanying notes to consolidated financial statements.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:

Net income	$10,145	$2,572

Cumulative effect of accounting change, net of taxes	—	(126)

Income before cumulative effect of accounting change	10,145	2,446

Adjustments to reconcile income before cumulative effect of accounting change to net cash provided by (used in) operating activities:

Gain on sale of property and equipment	(43)	—

Depreciation and amortization	1,143	1,830

Amortization of deferred financing fees	364	352

Provision for uncollectible accounts receivable	2,343	886

Unrealized foreign exchange and derivative (gain) loss	(789)	822

Deferred realized foreign exchange loss	21	—

Deferred income taxes	(2,417)	—

Changes in operating assets and liabilities:

Receivables	(6,657)	(7,622)

Inventories	1,303	2,726

Prepaid expenses and other current assets	1,334	3,579

Other assets	1,067	904

Accounts payable and accrued liabilities	(11,241)	(13,488)

Income taxes payable/prepaid	3,294	3,277

Other long-term liabilities	245	(9)

Net cash provided by (used in) operating activities	112	(4,297)

Cash flows from investing activities:

Proceeds from sale of property and equipment	183	—

Purchases of property and equipment	(1,995)	(1,609)

Other	(275)	(50)

Net cash used in investing activities	(2,087)	(1,659)

Cash flows from financing activities:

Repayments under term loan facility	(1,375)	(1,125)

Net borrowings under revolving credit facility	7,200	8,000

Net (repayments) borrowings under bank debt	(122)	1,102

Issuance of common stock	—	99

Net cash provided by financing activities	5,703	8,076

Effect of exchange rate changes on cash	(712)	(500)

Net increase in cash and cash equivalents	3,016	1,620

Cash and cash equivalents at beginning of period	6,748	5,838

Cash and cash equivalents at end of period	$9,764	$7,458

See accompanying notes to consolidated financial statements.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

         The unaudited interim consolidated financial statements of CDRJ Investments (Lux) S.A. (the “Parent”) and subsidiaries (the “Company”) as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial statements as of March 31, 2002 and for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The Parent, a Luxembourg société anonyme, Jafra Cosmetics International, Inc., a Delaware corporation (“JCI”), Jafra Cosmetics International, S.A. de C.V., a sociedad anonima de capital variable organized under the laws of the United Mexican States (“Jafra S.A.”), and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. (“CD&R”), to acquire (the “Acquisition”) the worldwide Jafra Cosmetics business (the “Jafra Business”). JCI and Jafra S.A. are indirect, wholly-owned subsidiaries of the Parent. The Parent is a holding company that conducts all its operations through its subsidiaries. The Parent and its subsidiaries are collectively referred to as the “Company.”

         In July 2001, the Financial Accounting Standards Board (“FASB”) approved two new statements: Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and other Intangible Assets.” SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company adopted SFAS No. 142 on January 1, 2002. The Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. However, in accordance with SFAS No. 142, the Company is not required to complete the transitional goodwill impairment test until June 30, 2002. The Company is currently evaluating, but has not yet determined, whether the adoption of this statement will result in an impairment of goodwill. There were no changes, except for translation effects, to the carrying amount of goodwill for the three months ended March 31, 2002. The Company’s other intangible assets consist principally of trademarks. During the quarter ended March 31, 2002, the Company determined trademarks to have an indefinite life and performed the transitional impairment test as required under SFAS No. 142. Based upon the valuation, the Company determined that there was no impairment of trademarks. The net carrying value of trademarks was $51,259,000 as of March 31, 2002.

         In accordance with SFAS No. 142, the Company discontinued amortization of goodwill and other intangible assets with an indefinite life. A reconciliation of previously reported net income to amounts adjusted for the exclusion of goodwill and trademark amortization, net of the related income tax effects, where applicable, is as follows (in thousands):

	Three Months Ended March 31,

	2002	2001

Net income	$10,145	$2,572

Goodwill amortization, net of tax	—	335

Trademark amortization, net of tax	—	155

Adjusted net income	$10,145	$3,062

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

         On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 retains substantially all of the requirements of SFAS No. 121, while resolving certain implementation issues and addressing the accounting for a component of a business accounted for as a discontinued operation. SFAS No. 144 was adopted with no significant impact on the financial position or results of operations of the Company.

         In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” This new guidance provides that consideration from a vendor to a reseller is generally presumed to be a reduction of the selling prices of the vendor’s products, and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. On January 1, 2002, the Company adopted EITF Issue No. 01-9 and reclassified commissions paid to consultants of $922,000 on their personal sales, previously reported as a component of selling, general and administrative expenses, as a reduction in net sales for the three months ended March 31, 2001.

         Certain reclassifications were made to the prior year financial statements to conform to current year presentation.

(2) Property and Equipment

         Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2002	2001

Land	$17,997	$17,833

Buildings	18,632	18,523

Machinery and equipment	36,506	34,640

	73,135	70,996

Less accumulated depreciation	12,376	11,398

Property and equipment, net	$60,759	$59,598

(3) Income Taxes

         The actual income tax rate differs from the “expected” income tax rate (computed by applying the U.S. federal corporate rate of 35% to income before income taxes) for the three months ended March 31, 2002 principally as a result of (i) a lower effective tax rate in the Mexico entity, Jafra S.A., as the result of the enactment of changes in the Mexico corporate statutory tax rate and the related impact on Jafra S.A.’s net deferred income tax liabilities of $1,167,000 and (ii) the release of valuation allowances of $1,250,000 against certain deferred income tax assets in the United States, partially offset by state income taxes in the United States and valuation allowances provided against certain operating losses in South America and Europe. The enactment in Mexico will reduce the Mexico corporate income tax rate annually in one-percent increments from 35% to 32% beginning January 1, 2003 through 2005.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Comprehensive Income

         Comprehensive income is summarized as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net income	$10,145	$2,572

Unrealized and deferred realized losses on derivatives	(2,195)	(916)

Reclassification to exchange gain (loss)	135	—

Reclassification to cost of sales	937	27

Tax benefit on unrealized and deferred realized losses on derivatives	393	—

Foreign currency translation adjustment	(27)	(81)

Comprehensive income	$9,388	$1,602

(5) Financial Reporting for Business Segments

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

         The accounting policies used to prepare the information reviewed by the Company’s chief operating decision makers are the same as those described in the summary of significant accounting policies included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K. The Company evaluates performance based on segment operating income, excluding restructuring and impairment charges, unusual gains and losses, and amortization of goodwill and intangibles. Consistent with the information reviewed by the Company’s chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments for purposes of this presentation. The effects of intersegment sales (net sales and related gross profit) are excluded from the related captions below and from the computation of segment operating income.

						Corporate,
	United			All	Total	Unallocated	Consolidated
	States	Mexico	Europe	Others	Segments	and Other	Total

	(in thousands)
As of and for the Three Months Ended March 31, 2002

Net sales	$20,875	$66,487	$5,810	$5,932	$99,104	$—	$99,104

Operating profit (loss)	2,862	17,589	48	(831)	19,668	(3,924)	15,744

Depreciation and amortization	565	443	65	70	1,143	—	1,143

Capital expenditures	1,626	357	3	9	1,995	—	1,995

Segment assets	71,651	198,324	18,369	12,351	300,695	(1,341)	299,354

Goodwill	32,188	32,857	6,009	579	71,633	—	71,633

As of and for the Three Months Ended March 31, 2001

Net sales	$18,230	$56,078	$6,229	$5,637	$86,174	$—	$86,174

Operating profit (loss)	791	16,984	91	(1,571)	16,295	(5,123)	11,172

Depreciation and amortization	545	1,084	91	106	1,826	4	1,830

Capital expenditures	1,550	—	26	33	1,609	—	1,609

Segment assets	68,604	178,402	16,958	13,467	277,431	(278)	277,153

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) Restructuring Charges and Related Accruals

         At December 31, 2001, restructuring liabilities of approximately $200,000 were reflected on the Company’s consolidated balance sheet. During the three months ended March 31, 2002, payments of approximately $100,000 related to restructuring items have been charged against this accrual. As of March 31, 2002, the remaining restructuring liability is approximately $100,000.

(7) Foreign Currency Forward and Option Contracts

         The Company is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures at Jafra S.A. As part of its overall strategy to reduce the risk of potential adverse exchange rate fluctuations in Mexico, the Company enters into foreign currency exchange contracts (“forward contracts”). Beginning in 2002, the Company also enters into foreign currency option contracts (“option contracts” or “options”). The Company places forward contracts or option contracts based on its rolling 12 month forecasted U.S. dollar cash outflows from Jafra S.A. and hedges transactions included in the forecast on the date the forward contract or option contract is initiated. As a matter of policy, the Company does not hold or issue forward contracts or option contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features.

         Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivative instruments be recorded based on fair value. In connection with the adoption of SFAS No. 133, at January 1, 2001, the Company recorded a net gain of $126,000 (net of a tax effect of $82,000) as a cumulative transition adjustment to earnings. This adjustment relates to derivatives not designated as hedges prior to adoption of SFAS No. 133, and represents the difference between the carrying value and the fair value of such instruments. Under SFAS No. 133, the Company’s use of forward contracts or option contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from such derivatives are deferred as a separate component of other comprehensive income, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts with the corresponding gains and losses generated by the underlying hedged transactions. Contracts that do not qualify for hedge accounting under SFAS No. 133 are remeasured based on fair value and the gains and losses included as a component of net income.

         The Company currently designates certain of its forward contracts and option contracts as cash flow hedges of forecasted U.S. dollar-denominated inventory purchases, forecasted U.S. dollar-denominated intercompany charges from JCI to Jafra S.A., forecasted management fee charges from JCI to Jafra S.A., and U.S. dollar-denominated interest payments. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are deferred as a component of other comprehensive income. Such amounts will be reclassified from other comprehensive income into net income when the underlying hedged exposure is recognized in income. For U.S. dollar-denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges and interest, this will occur at the date such charges are paid by Jafra S.A.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

         During the three months ended March 31, 2002 and 2001, the Company recognized losses on forward contracts of approximately $355,000 and $3,408,000, respectively, as a component of exchange gain (loss) on the accompanying consolidated statements of operations. As of December 31, 2001, the Company had deferred as a component of other comprehensive income $3,746,000 of losses on forward contracts. During the three months ended March 31, 2002, the Company deferred as a component of other comprehensive income an additional $2,244,000 of losses on forward contracts and $49,000 of gains on option contracts qualifying for hedge accounting under SFAS No. 133. During the three months ended March 31, 2002, approximately $135,000 was reclassified as exchange gain (loss) and $937,000 was reclassified as cost of sales upon recognition of the underlying hedged exposure. The Company expects that substantially all of the remaining loss of $4,869,000 deferred as a component of other comprehensive income at March 31, 2002 will be recognized into net income within the next twelve months. The fair value of the forward contracts was $4,986,000 and $4,292,000 at March 31, 2002 and 2001, respectively and has been recorded in accrued liabilities in the consolidated balance sheets. The fair value of the option contacts was $49,000 at March 31, 2002, and was recorded as an offset to accrued liabilities in the consolidated balance sheets.

         During the three months ended March 31, 2002 and 2001, the ineffectiveness generated by the Company’s forward contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly during the three months ended March 31, 2002, $206,000 of gains were reclassified into earnings.

         The outstanding foreign currency forward contracts had notional values denominated in Mexican pesos of $579,000,000 in equal offsetting buy and sell positions at March 31, 2002 and $862,000,000 in a buy position at March 31, 2001. The contracts outstanding at March 31, 2002 mature at various dates extending to November 2002 and the contracts outstanding at March 31, 2001 matured at various dates through December 2001. The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of $703,500,000 in offsetting put and call positions at March 31, 2002. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. (See Item 3 “Quantitative and Qualitative Disclosures About Market Risk”).

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$5,169	$4,081

Receivables, net	5,253	6,447

Inventories	10,926	8,677

Receivables from affiliates	20,424	23,633

Prepaid expenses and other current assets	1,359	1,665

Deferred income taxes	1,305	55

Total current assets	44,436	44,558

Property and equipment, net	23,693	22,742

Other assets:

Goodwill	38,197	38,125

Notes receivable from affiliates	5,502	3,902

Deferred financing fees, net	2,846	3,004

Other	3,913	3,716

Total	$118,587	$116,047

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:

Current portion of long-term debt	$3,250	$3,000

Accounts payable	4,188	5,591

Accrued liabilities	12,753	12,709

Income taxes payable	1,287	965

Payables to affiliates	6,023	2,639

Total current liabilities	27,501	24,904

Long-term debt	50,108	52,908

Deferred income taxes	3,353	3,353

Other long-term liabilities	2,680	3,088

Total liabilities	83,642	84,253

Commitments and contingencies	—	—

Stockholder’s equity:

Common stock, par value $.01; authorized, issued and outstanding, 1,000 shares in 2002 and 2001	—	—

Additional paid-in capital	39,649	39,649

Retained deficit	(2,231)	(5,376)

Accumulated other comprehensive loss	(2,473)	(2,479)

Total stockholder’s equity	34,945	31,794

Total	$118,587	$116,047

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Net sales to third parties	$28,671	$25,284

Sales to affiliates	3,540	2,504

Net sales	32,211	27,788

Cost of sales	9,301	7,937

Gross profit	22,910	19,851

Selling, general and administrative expenses	24,628	24,100

Management fee income from affiliates	(2,125)	(2,253)

Royalty income from affiliates, net	(4,638)	(4,692)

Income from operations	5,045	2,696

Other income (expense):

Exchange (loss) gain, net	(136)	200

Interest expense, net	(1,587)	(1,736)

Other, net	13	(94)

Income before income taxes	3,335	1,066

Income tax expense	190	674

Net income	$3,145	$392

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:

Net income	$3,145	$392

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	661	651

Provision for uncollectible accounts receivable	153	108

Amortization of deferred financing fees	158	157

Unrealized foreign exchange loss	164	22

Deferred income taxes	(1,250)	—

Changes in operating assets and liabilities:

Receivables	1,041	(549)

Inventories	(2,249)	472

Prepaid expenses and other current assets	306	187

Intercompany receivables and payables	6,429	(5,168)

Other assets	78	—

Accounts payable and accrued liabilities	(1,359)	(1,544)

Income taxes payable/prepaid	322	529

Other long-term liabilities	(408)	(10)

Net cash provided by (used in) operating activities	7,191	(4,753)

Cash flows from investing activities:

Purchases of property and equipment	(1,630)	(1,576)

Other	(275)	(50)

Net cash used in investing activities	(1,905)	(1,626)

Cash flows from financing activities:

Repayments under term loan facility	(750)	(625)

Net repayments under revolving credit facility	(1,800)	(2,000)

(Lending) repayment of note receivable from affiliate	(1,600)	8,376

Net cash (used in) provided by financing activities	(4,150)	5,751

Effect of exchange rate changes on cash	(48)	(457)

Net increase (decrease) in cash and cash equivalents	1,088	(1,085)

Cash and cash equivalents at beginning of period	4,081	3,382

Cash and cash equivalents at end of period	$5,169	$2,297

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

         Jafra Cosmetics International, Inc., a Delaware corporation (“JCI” or the “Company”) is an indirect wholly-owned subsidiary of CDRJ North Atlantic (Lux) S.a.r.L., a Luxembourg société a responsabilité limitée, which is a wholly-owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (the “Parent”). JCI, its subsidiaries, and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. (“CD&”) to acquire (the “Acquisition’’) the worldwide Jafra Cosmetics business (the “Jafra Business’’) of The Gillette Company (“Gillette’’).

         The accompanying unaudited interim consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 reflect the operations of JCI and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly JCI’s consolidated financial statements as of March 31, 2002 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising JCI have been eliminated in consolidation.

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

         In July 2001, the Financial Accounting Standards Board (“FASB”) approved two new statements: Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and other Intangible Assets.” SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company adopted SFAS No. 142 on January 1, 2002. The Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. However, in accordance with SFAS No. 142, the Company is not required to complete the transitional goodwill impairment test until June 30, 2002. The Company is currently evaluating, but has not yet determined, whether the adoption of this statement will result in an impairment of goodwill. There were no changes, except for translation effects, to the carrying amount of goodwill for the three months ended March 31, 2002. The Company’s other intangible assets consist principally of trademarks. During the quarter ended March 31, 2002, the Company determined trademarks to have an indefinite life and performed the transitional impairment test as required under SFAS No. 142. Based upon the valuation, the Company determined that there was no impairment of trademarks. The trademark valuation was performed in conjunction with the valuation of the Parent’s consolidated trademarks. The net carrying value of trademarks is $197,000 as of March 31, 2002.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

         In accordance with SFAS No. 142, the Company discontinued amortization of goodwill and other intangible assets with an indefinite life. A reconciliation of previously reported net income to amounts adjusted for the exclusion of goodwill and trademark amortization, net of the related income tax effects follows, where applicable, is as (in thousands):

	Three Months Ended March 31,

	2002	2001

Net income	$3,145	$392

Goodwill amortization, net of tax	—	119

Trademark amortization	—	11

Adjusted net income	$3,145	$522

         On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 retains substantially all of the requirements of SFAS No. 121, while resolving certain implementation issues and addressing the accounting for a component of a business accounted for as a discontinued operation. SFAS No. 144 was adopted with no significant impact on the financial position or results of operations of the Company.

         In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue no. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” This new guidance provides that consideration from a vendor to a reseller is generally presumed to be a reduction of the selling prices of the vendor’s products, and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. On January 1, 2002, the Company adopted EITF Issue No. 01-9 and reclassified commissions paid to consultants of $340,000 on their personal sales, previously reported as a component of selling, general and administrative expenses, as a reduction in net sales for the three months ended March 31, 2001.

         Certain reclassifications were made to the prior year financial statements to conform to current year presentation.

(2) Property and Equipment

         Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2002	2001

Land	$6,188	$6,188

Buildings	6,765	6,763

Machinery and equipment	17,421	15,971

	30,374	28,922

Less accumulated depreciation	6,681	6,180

Property and equipment, net	$23,693	$22,742

(3) Income Taxes

         The actual income tax rate differs from the “expected” income tax rate (computed by applying the U.S. federal corporate rate of 35% to income before income taxes) for the three months ended March 31, 2002 principally as a result of the release of valuation allowances against certain deferred income tax assets in the United States, partially offset by state income tax and valuation allowances provided against certain operating losses in Europe.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Comprehensive Income (Loss)

         Comprehensive income (loss) is summarized as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net income	$3,145	$392

Foreign currency translation adjustment	6	(905)

Comprehensive income (loss)	$3,151	$(513)

(5) Related Party Transactions

         The Company distributes skin and body products to other affiliates of the Parent (“Affiliates”). Sales to Affiliates, primarily in Mexico and South America, were $3,540,000 and $2,504,000 for the three months ended March 31, 2002 and 2001, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. The Company purchased color and fragrance products from the Parent’s Mexico affiliate totaling $4,924,000 and $2,237,000 for the three months ended March 31, 2002 and 2001, respectively.

         In addition, the Company provides certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions to Affiliates. The cost of these services is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company charges out a portion of these management expenses to its Affiliates based upon charges identified to specific Affiliates and a formula using the percentage of revenues of each Affiliate to the total consolidated revenues of the Parent. The Company believes the amounts and methods of allocation are reasonable and approximate the cost of the actual services provided. Management fee income, which consists of amounts billed to Affiliates in Mexico and South America, was $2,125,000 and $2,253,000 for the three months ended March 31, 2002 and 2001, respectively.

         The Company is charged a royalty by Jafra S.A. for the right to use the Jafra trademark in the United States and Europe. The total royalty expense charged by Jafra S.A. to the Company was $552,000 and $402,000 for the three months ended March 31, 2002 and 2001, respectively, and is offset against royalty income from affiliates in the accompanying consolidated statements of operations.

         The Company owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by the Company to Jafra S.A. were $5,190,000 and $5,094,000 for the three months ended March 31, 2002 and 2001, respectively, and are based upon a percentage of Jafra S.A.’s sales.

         The Company has granted loans to certain Affiliates at annual interest rates ranging from 6% to 9%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes receivable from Affiliates at December 31, 2001 and March 31, 2002 consist primarily of loans the Company has made to indirect subsidiaries of the Parent to fund certain of their operations in South America. Net interest income from Affiliates was $56,000 and $289,000 for the three months ended March 31, 2002 and 2001, respectively.

(6) Financial Reporting for Business Segments

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

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

         The accounting policies used to prepare the information reviewed by the Company’s chief operating decision makers are the same as those described in the summary of significant accounting policies included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2001 included in the Parent’s Annual Report on Form 10-K. The Company evaluates performance based on segment operating income, excluding restructuring and impairment charges, unusual gains and losses, and amortization of goodwill and intangibles. Consistent with the information reviewed by the Company’s chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments for purposes of this presentation. The effects of intersegment sales (net sales and related gross profit) are excluded from the computation of segment operating income. Sales and gross profit related to Affiliates (primarily in Mexico and South America) is included in the following table under the caption “Corporate, Unallocated and Other.” Segment assets exclude notes and accounts receivable from Affiliates.

					Corporate,
	United		All	Total	Unallocated	Consolidated
	States	Europe (1)	Others	Segments	And Other	Total

	(in thousands)
As of and for the Three Months ended March 31, 2002

Net sales	$20,875	$5,810	$1,986	$28,671	$3,540	$32,211

Operating profit	2,862	48	113	3,023	2,022	5,045

Depreciation and amortization	565	62	34	661	—	661

Capital expenditures	1,626	3	1	1,630	—	1,630

Segment assets	71,651	18,119	2,891	92,661	—	92,661

Goodwill	32,188	6,009	—	38,197	—	38,197

As of and for the Three Months ended March 31, 2001

Net sales	$18,230	$6,195	$859	$25,284	$2,504	$27,788

Operating profit (loss)	791	91	(323)	559	2,137	2,696

Depreciation and amortization	545	90	16	651	—	651

Capital expenditures	1,550	26	—	1,576	—	1,576

Segment assets	68,604	16,865	2,459	87,928	—	87,928

(1)	excludes Poland, an indirect wholly-owned subsidiary of the Parent, an affiliate of JCI

(7) Restructuring Charges and Related Accruals

         At December 31, 2001, restructuring liabilities of approximately $100,000 were reflected on the Company’s consolidated balance sheet. During the three months ended March 31, 2002, nominal payments have been charged against this accrual. As of March 31, 2002, the remaining restructuring liability is approximately $100,000.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$3,360	$920

Receivables, net	40,389	34,430

Inventories	26,865	29,622

Receivables from affiliates	7,720	5,938

Value-added tax receivables	1,375	2,308

Prepaid expenses and other current assets	3,191	3,206

Total current assets	82,900	76,424

Property and equipment, net	36,397	36,121

Other assets:

Goodwill	32,857	32,401

Trademarks, net	51,113	50,402

Deferred financing fees, net	1,080	1,270

Other	1,697	2,699

Total	$206,044	$199,317

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term debt, including current portion of long-term debt	$3,210	$3,188

Accounts payable	11,609	20,205

Accrued liabilities	28,089	27,299

Income taxes payable	9,304	6,122

Payables to affiliates	17,241	21,373

Deferred income taxes	3,758	4,094

Total current liabilities	73,211	82,281

Long-term debt	42,224	33,993

Deferred income taxes	16,012	16,958

Total liabilities	131,447	133,232

Commitments and contingencies	—	—

Stockholders’ equity:

Series B common stock, no par value; authorized, issued and outstanding, 151 shares in 2002 and 2001	—	—

Additional paid-in capital	34,184	34,184

Retained earnings	40,407	32,194

Accumulated other comprehensive income (loss)	6	(293)

Total stockholders’ equity	74,597	66,085

Total	$206,044	$199,317

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Net sales to third parties	$66,487	$56,078

Sales to affiliates	5,198	2,732

Net sales	71,685	58,810

Cost of sales	21,102	15,956

Gross profit	50,583	42,854

Selling, general and administrative expenses	31,724	26,198

Management fee expense to affiliates	2,125	2,240

Royalty expense to affiliates, net	4,638	4,692

Income from operations	12,096	9,724

Other income (expense):

Exchange gain (loss), net	347	(2,158)

Interest expense, net	(1,294)	(1,682)

Other, net	—	6

Income before income taxes and cumulative effect of accounting change	11,149	5,890

Income tax expense	2,936	2,263

Income before cumulative effect of accounting change	8,213	3,627

Cumulative effect of accounting change, net of income tax expense of $82	—	126

Net income	$8,213	$3,753

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:

Net income	$8,213	$3,753

Cumulative effect of accounting change, net of taxes	—	(126)

Income before cumulative effect of accounting change	8,213	3,627

Adjustments to reconcile income before cumulative effect of accounting change to net cash (used in) provided by operating activities:

Gain on sale of property and equipment	(43)	—

Depreciation and amortization	443	1,084

Amortization of deferred financing fees	206	195

Provision for uncollectible accounts receivable	1,971	778

Unrealized foreign exchange and derivative (gain) loss	(601)	800

Deferred realized derivative loss	21	—

Deferred income taxes	(1,167)	—

Changes in operating assets and liabilities:

Receivables	(7,379)	(6,349)

Inventories	3,138	2,088

Prepaid expenses and other current assets	59	4,646

Value-added tax receivables	954	(1,463)

Intercompany receivables and payables	(5,836)	4,848

Other assets	1,027	857

Accounts payable and accrued liabilities	(9,715)	(11,757)

Income taxes payable/prepaid	3,059	2,779

Other long-term liabilities	—	(10)

Net cash (used in) provided by operating activities	(5,650)	2,123

Cash flows from investing activities:

Proceeds from sale of property and equipment	183	—

Purchases of property and equipment	(357)	—

Net cash used in investing activities	(174)	—

Cash flows from financing activities:

Repayments under term loan facility	(625)	(500)

Net borrowings under revolving credit facility	9,000	10,000

Net (repayments) borrowings under bank debt	(122)	1,102

Payment of note payable to affiliate	—	(9,539)

Net cash provided by financing activities	8,253	1,063

Effect of exchange rate changes on cash	11	(191)

Net increase in cash and cash equivalents	2,440	2,995

Cash and cash equivalents at beginning of period	920	561

Cash and cash equivalents at end of period	$3,360	$3,556

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

         Jafra Cosmetics International, S.A. de C.V., a sociedad anomina de capital variable organized under the laws of the United Mexican States (“Jafra S.A.”) is an indirect wholly-owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (the “Parent”). Jafra S.A., its subsidiaries, and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. (“CD&”) to acquire (the “Acquisition’’) the worldwide Jafra Cosmetics business (the “Jafra Business’’) of The Gillette Company (“Gillette’’).

         The accompanying unaudited interim consolidated financial statements as of March 31, 2002 and March 31, 2001 and for the three months ended March 31, 2002 and 2001 reflect the operations of Jafra S.A. and its subsidiaries (collectively, the “Company”) and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly Jafra S.A.’s consolidated financial statements as of March 31, 2002 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising the Company have been eliminated in consolidation.

         The functional currency for the Company is the Mexican peso. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive income.

         In July 2001, the Financial Accounting Standards Board (“FASB”) approved two new statements: Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and other Intangible Assets.” SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company adopted SFAS No. 142 on January 1, 2002. The Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. However, in accordance with SFAS No. 142, the Company is not required to complete the transitional goodwill impairment test until June 30, 2002. The Company is currently evaluating, but has not yet determined, whether the adoption of this statement will result in an impairment of goodwill. There were no changes, except for translation effects, to the carrying amount of goodwill for the three months ended March 31, 2002. The Company’s other intangible assets consist principally of trademarks. During the quarter ended March 31, 2002, the Company determined trademarks to have an indefinite life and performed the transitional impairment test as required under SFAS No. 142. Based upon the valuation, the Company determined that there was no impairment of trademarks. The net carrying value of trademarks was $51,113,000 as of March 31, 2002.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

         In accordance with SFAS No. 142, the Company discontinued amortization of goodwill and other intangible assets with an indefinite life. A reconciliation of previously reported net income to amounts adjusted for the exclusion of goodwill and trademark amortization, net of the related income tax effects, where applicable, is as follows (in thousands):

	Three Months Ended March 31,

	2002	2001

Net income	$8,213	$3,753

Goodwill amortization	—	211

Trademark amortization, net of tax	—	203

Adjusted net income	$8,213	$4,167

         On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 retains substantially all of the requirements of SFAS No. 121, while resolving certain implementation issues and addressing the accounting for a component of a business accounted for as a discontinued operation. SFAS No. 144 was adopted with no significant impact on the financial position or results of operations of the Company.

         In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” This new guidance provides that consideration from a vendor to a reseller is generally presumed to be a reduction of the selling prices of the vendor’s products, and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. On January 1, 2002, the Company adopted EITF Issue No. 01-9 and reclassified commissions paid to consultants of $525,000 on their personal sales, previously reported as a component of selling, general and administrative expenses, as a reduction in net sales for the three months ended March 31, 2001.

(2) Property and Equipment

         Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2002	2001

Land	$11,809	$11,645

Buildings	11,868	11,703

Machinery and equipment	17,804	17,532

	41,481	40,880

Less accumulated depreciation	5,084	4,759

Property and equipment, net	$36,397	$36,121

(3) Income Taxes

         The actual income tax rate differs from the “expected” income tax rate (computed by applying the Mexican federal corporate rate of 35% to income before income taxes) for the three months ended March 31, 2002 principally as the result of the enactment of changes in the Mexico corporate statutory tax rate and the related impact on the Company’s net deferred income tax liabilities. The enactment will reduce the corporate income tax rate annually in one-percent increments from 35% to 32% beginning January 1, 2003 through 2005.

(4) Comprehensive Income

         Comprehensive income is summarized as follows (in thousands):

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Net income	$8,213	$3,753

Unrealized and deferred realized losses on derivatives	(2,195)	(916)

Reclassification to exchange gain (loss)	135	—

Reclassification to cost of sales	937	27

Tax benefit on unrealized and deferred realized losses on derivatives	393	—

Foreign currency translation adjustments	1,029	951

Comprehensive income	$8,512	$3,815

(5) Related Party Transactions

         The Company manufactures and distributes color cosmetics and fragrance products to other affiliates of the Parent (“Affiliates”). Sales to Affiliates, primarily in the United States and Germany, were $5,198,000 and $2,732,000 for the three months ended March 31, 2002 and 2001, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. The Company purchased skin and body products from the Parent’s United States affiliate. Purchases were $3,258,000 and $2,218,000 for the three months ended March 31, 2002 and 2001, respectively.

         In addition, the Company is provided with certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions from an Affiliate. The cost of these services is included in management fee expense to affiliate in the accompanying consolidated statements of operations. JCI charges out a portion of these management expenses to its Affiliates based upon charges identified to specific Affiliates and a formula using the percentage of revenues of each Affiliate to the total consolidated revenues of the Parent. The Company believes the amounts and methods of allocation are reasonable and approximate the cost of the actual services provided. The management fee expense charged by JCI to the Company was $2,125,000 and $2,240,000 for the three months ended March 31, 2002 and 2001, respectively.

         Jafra S.A. charges JCI a royalty for the right to use the Jafra trademark in the United States and Europe. The total royalty income earned by Jafra S.A. from JCI and Jafra Germany was $552,000 and $402,000 for the three months ended March 31, 2002 and 2001, respectively, and is offset against royalty expense to affiliates in the accompanying consolidated statements of operations.

         JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra S.A. for the use of the Jafra Way were $5,190,000 and $5,094,000 for the three months ended March 31, 2002 and 2001, respectively, and are based upon a percentage of Jafra S.A.’s sales.

         The Company has obtained loans from certain Affiliates at annual interest rates ranging from 6% to 9%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. For the three months ended March 31, 2002, the Company did not incur any interest expense to Affiliates. Net interest expense to Affiliates, primarily JCI, was $210,000 for the three months ended March 31, 2001, which resulted primarily from notes payable to Affiliates as a result amounts billed to Jafra S.A. in connection with the Jafra Way royalty.

(6) Foreign Currency Forward and Option Contracts

         The Company is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures. As part of the Parent’s overall strategy to reduce the risk of potential adverse exchange rate fluctuations in Mexico, the Company enters into foreign currency exchange contracts (“forward contracts”). Beginning in 2002, the Company also enters into foreign currency option contracts (“option contracts” or “options”). The Company places forward contracts or option contracts based on its rolling 12 month forecasted U.S. dollar cash outflows and hedges transactions included in the forecast on the date the forward contract or option contract is initiated. As a matter of policy, the Company does not hold or issue forward contracts or option contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

         Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivative instruments be recorded based on fair value. In connection with the adoption of SFAS No. 133, at January 1, 2001, the Company recorded a net gain of $126,000 (net of a tax effect of $82,000) as a cumulative transition adjustment to earnings. This adjustment relates to derivatives not designated as hedges prior to adoption of SFAS No. 133, and represents the difference between the carrying value and the fair value of such instruments. Under SFAS No. 133, the Company’s use of forward contracts or option contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from such derivatives are deferred as a separate component of other comprehensive income, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts with the corresponding gains and losses generated by the underlying hedged transactions. Contracts that do not qualify for hedge accounting under SFAS No. 133 are remeasured based on fair value and the gains and losses included as a component of net income.

         The Company currently designates certain of its forward contracts and option contracts as cash flow hedges of forecasted U.S. dollar-denominated inventory purchases, forecasted U.S. dollar-denominated intercompany charges from JCI, forecasted management fee charges from JCI, and U.S. dollar-denominated interest payments. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are deferred as a component of other comprehensive income. Such amounts will be reclassified from other comprehensive income into net income when the underlying hedged exposure is recognized in income. For U.S. dollar-denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges and interest, this will occur at the date such charges are paid.

         During the three months ended March 31, 2002 and 2001, the Company recognized losses on forward contracts of approximately $355,000 and $3,408,000, respectively, as a component of exchange gain (loss) on the accompanying consolidated statements of operations. As of December 31, 2001, the Company had deferred as a component of other comprehensive income $3,746,000 of losses on forward contracts. During the three months ended March 31, 2002, the Company deferred as a component of other comprehensive income an additional $2,244,000 of losses on forward contracts and $49,000 of gains on option contracts qualifying for hedge accounting under SFAS No. 133. During the three months ended March 31, 2002, approximately $135,000 was reclassified as exchange gain (loss) and $937,000 was reclassified as cost of sales upon recognition of the underlying hedged exposure. The Company expects that substantially all of the remaining loss of $4,869,000 deferred as a component of other comprehensive income at March 31, 2002 will be recognized into net income within the next twelve months. The fair value of the forward contracts was $4,986,000 and $4,292,000 at March 31, 2002 and 2001, respectively and as been recorded in accrued liabilities in the consolidated balance sheets. The fair value of the option contacts was $49,000 at March 31, 2002, and was recorded as an offset to accrued liabilities in the consolidated balance sheet.

         During the three months ended March 31, 2002 and 2001, the ineffectiveness generated by the Company’s forward contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly during the three months ended March 31, 2002, $206,000 of gains were reclassified into earnings.

         The outstanding foreign currency forward contracts had notional values denominated in Mexican pesos of $579,000,000 in equal offsetting buy and sell positions at March 31, 2002 and $862,000,000 in a buy position at March 31, 2001. The contracts outstanding at March 31, 2002 mature at various dates extending to November 2002 and the contracts outstanding at March 31, 2001 matured at various dates through December 2001. The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of $703,500,000 in offsetting put and call positions at March 31, 2002. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. (See Item 3 “Quantitative and Qualitative Disclosures About Market Risk”).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the accompanying unaudited interim consolidated financial statements and notes thereto and with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for future periods.

Results of Operations

         The following table represents selected components of the Company’s results of operations, in millions of dollars and as percentages of net sales. The table reflects the operations of the Company for the three months ended March 31, 2002 and 2001.

	Three Months Ended March 31,

	2002		2001 (1)

Net sales	$99.1	100.0%	$86.2	100.0%

Cost of sales	23.0	23.2	20.3	23.5

Gross profit	76.1	76.8	65.9	76.5

Selling, general and administrative expenses	60.4	61.0	54.7	63.5

Income from operations	15.7	15.8	11.2	13.0

Exchange gain (loss), net	0.5	0.5	(2.2)	(2.6)

Interest, net	(2.9)	(2.9)	(3.5)	(4.0)

Other (expense) income, net	0.0	0.0	(0.1)	(0.1)

Income before income taxes and cumulative effect of accounting change	13.3	13.4	5.4	6.3

Income tax expense	3.2	3.2	2.9	3.4

Income before cumulative effect of accounting change	10.1	10.2	2.5	2.9

Cumulative effect of accounting change, net of income tax expense of $0.1	—	—	0.1	0.1

Net income	$10.1	10.2%	$2.6	3.0%

(1)	On January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” As a result of the adoption, the Company reclassified $0.9 million of commissions paid on personal sales as a reduction of net sales, previously reported as selling, general and administrative expenses, in the consolidated statement of operations for the three months ended March 31, 2001.

Three months ended March 31, 2002 compared to the three months ended March 31, 2001

						Corporate,
	United				Total	Unallocated	Consolidated
Dollars in millions	States	Mexico	Europe	All others	Segments	and Other	Total

Three Months Ended March 31, 2002

Net sales	$20.9	$66.5	$5.8	$5.9	$99.1	$—	$99.1

Cost of sales	4.3	16.8	1.3	1.6	24.0	(1.0)	23.0

Gross profit	16.6	49.7	4.5	4.3	75.1	1.0	76.1

Selling, general and administrative expenses	13.7	32.1	4.5	5.1	55.4	5.0	60.4

Operating income (loss)	$2.9	$17.6	$0.0	$(0.8)	$19.7	$(4.0)	$15.7

Three Months Ended March 31, 2001

Net sales	$18.2	$56.1	$6.2	$5.7	$86.2	$—	$86.2

Cost of sales	4.2	13.6	1.2	1.8	20.8	(0.5)	20.3

Gross profit	14.0	42.5	5.0	3.9	65.4	0.5	65.9

Selling, general and administrative expenses	13.2	25.5	4.9	5.5	49.1	5.6	54.7

Operating income (loss)	$0.8	$17.0	$0.1	$(1.6)	$16.3	$(5.1)	$11.2

         Net sales. Net sales in the first quarter of 2002 increased to $99.1 million from $86.2 million in the first quarter of 2001, an increase of $12.9 million or 15.0%. Net sales in local currencies in the first quarter of 2002 increased by 10.4% over the comparable prior year period. The sales increase in U.S. dollars was higher than the increase measured in local currencies, primarily as a result of the stronger average exchange rates of the Mexican peso in the first quarter of 2002. The Company’s average number of consultants (who perform the duties of sales representatives) worldwide for the first quarter increased to approximately 374,000 or 10.5% over the 2001 average. Consultant productivity for the first quarter of 2002 increased 4.1% compared to the first quarter of 2001. Consultant productivity for the quarter is generally defined as annualized quarterly sales divided by the average number of consultants.

         In Mexico, net sales in the first quarter of 2002 increased to $66.5 million from $56.1 million in the first quarter of 2001, an increase of $10.4 million, or 18.5%. Sales in Mexico in local currency increased by 12.3% over the comparable 2001 period. The year-to-year increase was due primarily to a larger consultant base and increased consultant productivity. In Mexico the average number of consultants for the first quarter of 2002 increased to approximately 239,000, or by 13.6% over the average number of consultants in the comparable prior year period. Consultant productivity increased approximately 4.3%, primarily due to the strengthening of the Mexican peso, over consultant productivity in the first quarter of 2001. Additionally, the average number of leaders or branches during the first quarter of 2002 increased 17.9%.

         In the United States, net sales in the first quarter of 2002 increased to $20.9 million from $18.2 million in the first quarter of 2001, an increase of $2.7 million or 14.8%. The increase was due to a combination of an increase in the average consultant base achieved by improved retention, increased ordering activity and improved consultant productivity. In the U.S., the average number of consultants increased to 67,000 from 64,000, an increase of 4.7%. The number of ordering consultants increased 5.6% in the Hispanic Division and 1.9% in the General Division. Productivity increased by 4.0% in the Hispanic Division and 12.9% in the General Division, primarily due to new products and an increased number of promotional offers.

         In Europe, net sales decreased to $5.8 million in the first quarter of 2002, from $6.2 million in the first quarter of 2001, a decrease of $0.4 million, or 6.5%. The decrease was the result of reduced consultant productivity, partially offset by increased consultant activity. Consultant productivity in Europe decreased 7.9%, over approximately half of which was due to weakening of the euro in the first quarter of 2002 compared to 2001. However, during the first quarter of 2002, 62.0% of consultants were considered to be active, compared to 60.8% in the comparable prior year period. The average number of consultants remained constant at approximately 17,000.

         Sales in South America and Thailand increased 3.5% compared to the first quarter of the prior year, primarily due to a larger average consultant base. In local currencies, sales in South America increased 19.3% and sales in Thailand increased 26.0%.

         Gross profit. Consolidated gross profit in the first quarter of 2002 increased to $76.1 million from $65.9 million in the comparable prior year period, an increase of $10.2 million, or 15.5%. Gross profit as a percentage of sales (gross margin) increased to 76.8% from 76.5%. The increase in gross margin in the first quarter of 2002 was due primarily to favorable direct cost variances in the Company’s manufacturing units and a more favorable product mix in the United States, partially offset by reduced margins in Mexico and Europe.

         In Mexico, gross margin in the first quarter of 2002 decreased to 74.7% from 75.8% in the first quarter of 2001. The decrease in gross margin was primarily due to the amortization of deferred exchange losses into cost of sales, partially offset by a more favorable product mix. During the three months ended March 31, 2002, $0.9 million of exchange losses were reclassified into cost of sales from other comprehensive income in conjunction with hedge accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133, compared to a nominal amount for the three months ended March 31, 2001. Excluding the impact of SFAS No. 133, gross margin for the three months ended March 31, 2002 was 76.1% due to an improved mix of non-promotional products which contribute a greater gross margin.

         In the United States, gross margin in the first quarter of 2002 increased to 79.4% from 76.9% in the first quarter of 2001, due to a more favorable product mix. Resale sale products sold during the first quarter of 2002 contributed a greater gross margin than those sold during the first quarter of 2001 due to an increased amount of new products.

         In Europe, gross margin in the first quarter of 2002 decreased to 77.6% from 80.6% in the first quarter of 2001 due to a higher mix of promotional or discounted products as compared to non-discounted products.

         Selling, general and administrative expenses. SG&A expenses in the first quarter of 2002 increased to $60.4 million from $54.7 million in the first quarter of 2001, an increase of $5.7 million, or 10.4%. SG&A expenses, as a percentage of net sales, decreased in the first quarter of 2002 to 61.0% from 63.5% in the first quarter of 2001, due primarily to cost savings in the United States and in the Company’s corporate headquarters, and the discontinuation of amortization of goodwill and trademarks pursuant to SFAS No. 142 (See “Recent Accounting Pronouncements”.)

         In Mexico, SG&A expenses in the first quarter of 2002 increased by $6.6 million, or 25.9% compared to the first quarter of 2001. SG&A expenses, as a percentage of net sales, in Mexico were 48.3% in the first quarter of 2002, compared to 45.5% in the first quarter of 2001. The increased SG&A expenses in Mexico related primarily to sales promotional expenses, freight expenses and certain administrative expenses. Sales promotional expenses and freight expenses tend to increase proportionally with sales. However, sales promotional expenses increased proportionally more than sales due to increased promotional activity. Freight expenses increased proportionally more than sales due to increased orders, average higher packaging costs and certain transitional expenses related to opening a new distribution center. Administrative expenses increased primarily due to $1.2 million incremental bad debt expense in the first quarter of 2002, compared to the first quarter of 2001, due to declining consultant liquidity as a result of the general economic condition. The increased expenses were partially offset by no goodwill or trademark amortization expense pursuant to SFAS No. 142 (See “Recent Accounting Pronouncements”) in the first quarter of 2002, compared to $0.5 million of amortization expense in the first quarter of 2001.

         In the United States, SG&A expenses in the first quarter of 2002 increased by $0.5 million, or 3.8% from the first quarter of 2001. SG&A expenses, as a percentage of net sales, in the U.S. were 65.6% in the first quarter of 2002, compared to 72.5% in the first quarter of 2001. The increased SG&A expenses were primarily attributable to additional selling expenses related to the expanded e-commerce platform during the first quarter of 2002 compared to the first quarter of 2001. Override payments also increased in the first quarter of 2002 compared to the first quarter of 2001 but were relatively constant as a percentage of sales. Sales promotional expenses decreased in total and as a percentage of sales due to timing and mix of promotional programs, and administrative expenses remained relatively constant quarter to quarter. The increased expenses were partially offset by no goodwill amortization expense pursuant to SFAS No. 142 (See “Recent Accounting Pronouncements”) in the first quarter of 2002, compared to $0.2 million of amortization expense in the first quarter of 2001.

         In Europe, SG&A expenses in the first quarter of 2002 decreased by $0.4 million, or 8.2% from the first quarter of 2001 primarily due to reduced sales promotional expenses.

         SG&A expenses in other selling markets (South America and Thailand) and at corporate headquarters in the first quarter of 2002 decreased $1.0 million, or 9.0%, primarily as the result of administrative cost savings in corporate headquarters and reduced sales promotional and administrative expenses in the South American market.

         Exchange gain (loss). The Company’s foreign exchange gain was $0.5 million in the first quarter of 2002 compared to an exchange loss of $2.2 million in the first quarter of the prior year, a favorable difference of $2.7 million. Foreign exchange losses and gains result from three primary sources; gains and losses on forward contracts, gains and losses due to the remeasurement of U.S. dollar-denominated debt, and gains and losses arising from other foreign currency denominated transactions. Most of the Company’s foreign exchange gains and losses result from its foreign currency exposure to the Mexican peso. During the first quarter of 2002, the Company recognized $0.5 million of exchange losses on forward contracts, $0.6 million of exchange gains on the remeasurement of U.S. dollar-denominated debt and $0.4 million of exchange gains on other foreign currency transactions. During the first quarter of 2001, the Company recognized $2.4 million of exchange losses on forward contracts, resulting from the strengthening of the Mexican peso against the U.S. dollar during the period. These exchange losses were partially offset by an exchange gain of $1.0 million on the remeasurement of U.S. dollar-denominated debt, and exchange gains on other foreign currency transactions during the first quarter of 2001 of $0.2 million. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

         Interest expense. Net interest expense (including amortization of deferred financing fees) in the first quarter of 2002 decreased to $2.9 million from $3.5 million, a decrease of $0.6 million, or 17.1%. The decrease was due to a combination of lower average balances on the term loan and revolving credit line, and lower interest rates on those borrowings. The lower interest rates reflected a decrease in the general market interest rates.

         Income tax expense. Income tax expense increased to $3.2 million in the first quarter of 2002, compared to $2.9 million in the first quarter of 2001, an increase of $0.3 million, or 10.3%. The Company’s effective income tax rate decreased to approximately 24.1% compared to 53.7% for the comparable period of the prior year. The increase in the income tax expense was due to higher taxable income in the Company’s U.S. and Mexico subsidiaries during 2002. The reduced effective tax rate was primarily due to the release of valuation allowances against certain deferred tax assets in the United States and the impact of the enactment of changes in the Mexico corporate statutory tax rate on net deferred tax liabilities during the first quarter of 2002. Excluding the impact of the release of the valuation allowance of $1.3 million and the impact of the enactment of changes in the Mexico rate of $1.2 million, the effective tax rate would have been 42.0% for the three months ended March 31, 2002.

         Net income. Net income was $10.1 million for the first quarter of 2002, a $7.5 million increase compared to $2.6 million in 2001. The increase was due to a $10.2 million increase in gross profit, a $2.7 million increase in exchange gains, a $0.6 million decrease in interest expense, the absence of $0.1 million of other expense in 2002, partially offset by a $5.7 million increase in SG&A, a $0.3 million increase in income tax expense and the absence of a $0.1 million gain related to the cumulative effect of accounting change, net of tax in 2002.

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

         The Notes are unsecured and are generally non-callable for five years. Thereafter, the Notes will be callable at premiums declining to par in the eighth year. The Company may from time to time repurchase the Notes in the open market. The Company has obtained Consent and Waivers to the Senior Credit Agreement that allow the Company to repurchase the Notes in the open market, with the aggregate purchase price for all such Notes repurchased not to exceed $50.0 million. Aggregate repurchases as of March 31, 2002 were $24.8 million.

         Borrowings under the Senior Credit Agreement are payable in quarterly installments of principal and interest through April 30, 2004. Scheduled term loan principal payments under the Term Loan Facility will be approximately $5.5 million, $6.5 million, and $2.5 million for each of the years from 2002 through 2004, respectively. Borrowings under the Revolving Credit Facility ($9.0 million as of March 31, 2002) mature on April 30, 2004. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 1.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 0.5%, plus an applicable margin not to exceed 0.625%). The interest rate in effect at March 31, 2002 was approximately 3.6% for the LIBOR-based borrowings, and approximately 5.4% for the prime-based borrowings. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra S.A. During the three months ended March 31, 2002, cash paid for interest was approximately $0.3 million.

         Both the indenture (the “Indenture”), dated as of April 30, 1998, under which the Notes were issued, and the Senior Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. The Indenture and the Senior Credit Agreement also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. As of March 31, 2002, the Company was in compliance with all covenants. As of March 31, 2002, the Company had irrevocable standby letters of credit outstanding totaling $3.6 million.

         The Company's Mexican subsidiary, Jafra S.A., is party to an unsecured bank loan agreement. As of March 31, 2002, Jafra S.A. had an outstanding balance under the bank loan agreement of the peso equivalent of $1.5 million at a weighted average annual interest rate of 18.6%. Principal and interest payments are due monthly through January 5, 2005. As of March 31, 2002, $0.7 million of this loan is classified as short-term debt and $0.8 million of this loan is classified as long-term debt in the accompanying consolidated balance sheet.

         The Company believes, but no assurance can be given, that its existing cash, cash flow from operations and availability under the Senior Credit Agreement will provide sufficient liquidity to meet the Company’s cash requirements and working capital needs over the next twelve months.

Cash Flows

         Net cash provided by operating activities was $0.1 million for the three months ended March 31, 2002, consisting of $10.8 million provided by net income plus depreciation, amortization, and other non-cash items included in net income, partially offset by $10.7 million used in changes in operating assets and liabilities. The significant elements of net cash used in changes in operating assets and liabilities during the three months ended March 31, 2002 were an increase of $6.7 million in accounts receivable, a reduction of $11.2 million in accounts payable and accrued liabilities, partially offset by an increase in payable/prepaid income taxes of $3.3 million, a reduction in inventories of $1.3 million and a reduction in prepaid and other assets of $1.3 million.

         Net cash used in investing activities was $2.1 million for the three months ended March 31, 2002, of which $2.0 million was used for capital expenditures, consisting primarily of information system upgrades. Capital expenditures in 2002 are expected to be approximately $11.0 million.

         Net cash provided by financing activities was $5.7 million for the three months ended March 31, 2002, and primarily consisted of $7.2 of net borrowings under the Revolving Credit Facility, offset by $1.4 million of repayment under the Term Loan Facility and net repayment of other bank debt of $0.1 million.

         The effect of exchange rate changes on cash was $0.7 million for the three months ended March 31, 2002, relating primarily to fluctuations in the exchange rates in South America.

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (“FASB”) approved two new statements: Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and other Intangible Assets.” SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company adopted SFAS No. 142 on January 1, 2002. The Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. However, in accordance with SFAS No. 142, the Company is not required to complete the transitional goodwill impairment test until June 30, 2002. The Company is currently evaluating, but has not yet determined, whether the adoption of this statement will result in an impairment of goodwill. There were no changes, except for translation effects, to the carrying amount of goodwill for the three months ended March 31, 2002. The Company’s other intangible assets consist principally of trademarks. During the quarter ended

March 31, 2002, the Company determined the trademarks to have an indefinite life and performed the transitional impairment test as required under SFAS No. 142. Based upon the valuation, the Company determined that there was no impairment of the trademarks. The net carrying value of the trademarks was $51,259,000 as of March 31, 2002.

         In accordance with SFAS No. 142, the Company discontinued amortization of goodwill and other intangible assets with an indefinite life. A reconciliation of previously reported net income to amounts adjusted for the exclusion of goodwill and trademark amortization, net of the related income tax effects, where applicable, is as follows (in thousands):

	Three Months Ended March 31,

	2002	2001

Net income	$10,145	$2,572

Goodwill amortization, net of tax	—	335

Trademark amortization, net of tax	—	155

Adjusted net income	$10,145	$3,062

         On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 retains substantially all of the requirements of SFAS No. 121, while resolving certain implementation issues and addressing the accounting for a component of a business accounted for as a discontinued operation. SFAS No. 144 was adopted with no significant impact on the financial position or results of operations of the Company.

         In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” This new guidance provides that consideration from a vendor to a reseller is generally presumed to be a reduction of the selling prices of the vendor’s products, and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. On January 1, 2002, the Company adopted EITF Issue No. 01-9 and reclassified commissions paid to consultants of $922,000 on their personal sales, previously reported as a component of selling, general and administrative expenses, as a reduction in net sales for the three months ended March 31, 2001.

Foreign Operations

         Sales outside of the United States aggregated approximately 79% of the Company’s total net sales for each of the three month periods ended March 31, 2002 and 2001. In addition, as of March 31, 2002, international subsidiaries comprised approximately 76% of the Company’s consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. In 2001 and 2002, the Company entered into foreign currency forward contracts in Mexican pesos and in 2002, the Company entered into foreign currency option contracts in Mexican pesos to reduce the effect of potentially adverse exchange rate fluctuations in Mexico.

         The Company’s subsidiary in Mexico, Jafra S.A., generated approximately 67% and 65% of the Company’s net sales for the three months ended March 31, 2002 and 2001, respectively, all of which were denominated in Mexican pesos. Jafra S.A. had $43.9 million of U.S. dollar-denominated third party debt. Gains and losses from remeasuring such debt to the U.S. dollar from the peso are included as a component of net income. Jafra S.A. recognized an unrealized gain of $0.6 million and $1.0 million for the three months ended March 31, 2002 and 2001, respectively, on the remeasurement of this U.S. dollar-denominated debt and a net loss of $0.5 and $2.4 on foreign currency forward contracts for the three months ended March 31, 2002 and 2001, respectively.

European Economic and Monetary Union

         On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. The participating countries adopted the euro as their common legal currency on that day. The euro traded on currency exchanges and was available for non-cash transactions during the transition period between January 1, 1999 and January 1, 2002. During the transition period, the Company continued to utilize the respective country’s existing currency as the functional currency. The Company’s European subsidiaries, except for Switzerland, adopted the euro as the functional currency on January 1, 2002 without any material adverse affects on the business or operations.

Business Trends and Initiatives

         The Company has experienced significant sales growth and an increased concentration of sales in Mexico over the last three years, due primarily to increases in the number of consultants. The Company’s Mexican subsidiary generated 67% of the Company’s consolidated net sales for the three months ended March 31, 2002, compared to 66% for the full year in 2001. The year-to-year sales growth in Mexico for the three months ended March 31, 2002 was approximately 18% in U.S. dollars and 12% in local currency. Assuming a continued stable economic environment, the Company intends to continue to grow its revenues and consultant base in Mexico, but at rates in the range of 10-12% per year.

         The Company is employing a strategy to leverage diversification through growth in other markets besides Mexico. The U.S. subsidiary has created distinct business divisions to recognize the distinct elements of its General and Hispanic customer groups. Net sales in the U.S. for the three months ended March 31, 2002 increased 15% versus the comparable period of the prior year. The U.S. plans to implement a number of strategies in 2002, including continued focus on doing business via e-commerce and an emphasis on sponsoring new consultants, retaining current consultants and strengthening consultant leadership to stimulate sales growth in the low double digits over 2001 levels.

         Net sales in Europe have been on a downward trend for the past three years. European sales have declined from approximately 11% of the Company’s business in 1999 to 6% of the Company’s business in the three months ended March 31, 2002. In the first three months of 2002, net sales decreased approximately 6% compared to the first three months of 2001. However, the European operations have reported stability in some key operating indicators including a relatively constant number of consultants compared to 2001. While no assurance can be given, the Company expects to achieve a slightly higher level of European sales in year 2002 than was achieved in 2001.

         Sales in U.S. dollars in the South American region grew by over 5% in three months ended March 31, 2002 compared to the prior year, and were up over 19% in local currencies. In 2001, net sales generated by subsidiaries in the South American region were approximately 5% of consolidated sales. The Company expects the region to contribute approximately 6% of consolidated sales for 2002.

         The Company expects, but no assurance can be given, that all major markets will report increases in sales in 2002, compared to 2001. The Company expects, but no assurance can be given, that as a percentage of 2002 consolidated net sales, sales in the U.S., Mexico, Europe and South America will remain relatively constant.

Information Concerning Forward-Looking Statements

         Certain of the statements contained in this report (other than the Company’s consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in “—Liquidity and Capital Resources” concerning the Company’s belief that it will have sufficient liquidity to meet its cash requirements and working capital needs over the next twelve months; (ii) the statement in “—Cash Flows” that total capital expenditures in 2002 are expected to be approximately $11.0 million; (iii) the statements in “—Business Trends and Initiatives” that (a) assuming a continued stable economic environment, the Company intends to continue to grow its revenues and consultant base in Mexico, but at rates in the range of 10-12% per year; (b) the Company’s expectation that U.S. sales growth will be in the low double digits in 2002; (c) the Company expects to achieve a slightly higher level of European sales in year 2002 than was achieved in 2001; (d) the Company’s expectation that the percentage of net sales in South America will increase to approximately 6% of consolidated sales for 2002; (e) the Company’s expectation that all major markets will report increases in sales in 2002; and (f) the Company’s expectation that as a percentage of 2002 consolidated net sales, sales in the U.S., Mexico, Europe and South America will remain relatively constant; and (iv) other statements as to management’s or the Company’s expectations or beliefs presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

         Forward-looking statements are based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. The factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001(including, without limitation, those discussed in “Business—Strategy,” “—International Operations,” “—Distribution,” “—Manufacturing,” “—Management Information Systems,” “—Environmental Matters,” “Properties,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Results of Operations,” “—Liquidity and Capital Resources,” “—Foreign Operations,” and “European Economic and Monetary Union”), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to certain market risks arising from transactions in the normal course of its business, and from debt incurred in connection with the Acquisition. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company’s credit standing. See disclosures under Item 7a, “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s annual report on Form 10-K for the year ended December 31, 2001. No significant changes have occurred during the first quarter of 2002 in relation to the interest rate risk or its credit standing.

Foreign Currency Risk

         The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. All intercompany product sales are denominated in U.S. dollars. In addition, 79% of the Company’s revenue for first three months of 2002 was generated in countries with a functional currency other than the U.S. dollar. As a result, the Company’s earnings and cash flows for the three months ended March 31, 2002 are exposed to fluctuations in foreign currency exchange rates.

         The Company may reduce its primary market exposures to fluctuations in foreign exchange rates and hedge contractual foreign currency cash flows or obligations (including third party and intercompany foreign currency transactions) by creating offsetting positions through the use of forward exchange contracts or option contracts. The Company regularly monitors its foreign currency exposures and ensures that contract amounts do not exceed the amounts of the underlying exposures. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

         The outstanding foreign currency forward contracts had notional values denominated in Mexican pesos of $579,000,000 in equal offsetting buy and sell positions at March 31, 2002 and $862,000,000 in a buy position at March 31, 2001. The contracts outstanding at March 31, 2002 mature at various dates extending to November 2002 and the contracts outstanding at March 31, 2001 matured at various dates through December 2001. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The table below describes the forward contracts that were outstanding at March 31, 2002 and 2001 (in thousands):

March 31, 2002:

			Weighted
	Forward		Average
	Position in	Maturity	Contract	Fair Value in
Foreign Currency	Mexican Pesos	Date	Rate	U.S.Dollars(1)

Buy US Dollar/sell Mexican Peso	$85,000	4/30/02	10.23	$1,064

Sell US Dollar/buy Mexican Peso	(85,000)	4/30/02	9.24	(177)

Buy US Dollar/sell Mexican Peso	81,000	5/31/02	10.11	874

Sell US Dollar/buy Mexican Peso	(81,000)	5/31/02	9.26	(150)

Buy US Dollar/sell Mexican Peso	80,000	6/28/02	9.95	610

Sell US Dollar/buy Mexican Peso	(80,000)	6/28/02	9.36	(115)

Buy US Dollar/sell Mexican Peso	48,000	7/31/02	10.07	425

Sell US Dollar/buy Mexican Peso	(48,000)	7/31/02	9.16	37

Buy US Dollar/sell Mexican Peso	100,000	8/30/02	10.05	842

Sell US Dollar/buy Mexican Peso	(100,000)	8/30/02	9.21	39

Buy US Dollar/sell Mexican Peso	45,000	9/30/02	10.09	371

Sell US Dollar/buy Mexican Peso	(45,000)	9/30/02	9.25	20

Buy US Dollar/sell Mexican Peso	110,000	10/31/02	10.09	844

Sell US Dollar/buy Mexican Peso	(110,000)	10/31/02	9.31	24

Buy US Dollar/sell Mexican Peso	30,000	11/29/02	10.27	265

Sell US Dollar/buy Mexican Peso	(30,000)	11/29/02	9.33	13

	$—			$4,986

March 31, 2001:

			Weighted
	Forward		Average
	Position in	Maturity	Contract	Fair Value in
Foreign Currency	Mexican Pesos	Date	Rate	U.S.Dollars(1)

Buy US Dollar/sell Mexican Peso	$95,000	4/30/01	10.34	$753

Buy US Dollar/sell Mexican Peso	71,000	5/31/01	10.37	499

Buy US Dollar/sell Mexican Peso	103,000	6/29/01	10.27	537

Buy US Dollar/sell Mexican Peso	95,000	7/31/01	10.38	494

Buy US Dollar/sell Mexican Peso	122,000	8/31/01	10.32	457

Buy US Dollar/sell Mexican Peso	126,000	9/28/01	10.39	430

Buy US Dollar/sell Mexican Peso	25,000	10/30/01	10.70	130

Buy US Dollar/sell Mexican Peso	110,000	10/31/01	10.71	574

Buy US Dollar/sell Mexican Peso	30,000	11/30/01	10.43	58

Buy US Dollar/sell Mexican Peso	44,000	12/27/01	10.71	153

Buy US Dollar/sell Mexican Peso	41,000	12/31/01	10.90	207

	$862,000			$4,292

(1)	The Fair Value of the forward positions presented above, an unrealized loss of $4,986,000 and $4,292,000 at March 31, 2002 and 2001, respectively, has been recorded in accrued liabilities in the consolidated balance sheets.

         The Company had no option contracts in 2001. The following table provides information about the details of the Company’s option contracts as of March 31, 2002 (in thousands):

	Coverage in
	Mexican	Average	Fair Value in
Foreign Currency	Pesos	Strike Price	U.S. Dollars	Maturity Date

At March 31, 2002:

Purchased Puts (Company may sell Peso/buy USD)

Mexican Peso	$136,000	9.18 - 9.44	$(6)	April - June 2002

Mexican Peso	193,000	9.60 - 9.83	12	July - Sept. 2002

Mexican Peso	323,500	9.97 - 10.15	69	Oct. - Dec. 2002

Mexican Peso	51,000	10.48	13	Mar-02

	$703,500		$88

Written Calls (Counterparty may buy Peso/sell USD)

Mexican Peso	$136,000	9.02	$(13)	April - June 2002

Mexican Peso	193,000	9.02	(30)	July - Sept. 2002

Mexican Peso	323,500	9.01-9.02	9	Oct. - Dec. 2002

Mexican Peso	51,000	9.02	(5)	Mar-02

	$703,500		$(39)

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

         See discussion under “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Item 2.    Changes in Securities and Use of Proceeds

         None.

Item 3.    Defaults Upon Senior Securities

         None.

Item 4.    Submission of Matters to a Vote of Security Holders

         None.

Item 5.    Other Information

         None.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

         None.

(b)    Reports on Form 8-K

         During the quarter ended March 31, 2002, the Company filed no reports on Form 8-K.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDRJ Investments (Lux) S.A.

/s/ MICHAEL A. DIGREGORIO Michael A. DiGregorio
Senior Vice President and Chief Financial Officer of the Advisory Committee (Principal Financial Officer)

May 15, 2002