Form 10-Q
period 2002-06-30
CDRJ INVESTMENTS LUX S A
filed 2002-08-13
CIK 1068906

     UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Common stock, par value $2.00 per share, outstanding at August 9, 2002 831,888 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

Index to Financial Statements and Exhibits

Filed with the Quarterly Report of the Company on Form 10-Q

For the Three and Six Months Ended June 30, 2002

*	Jafra S.A. and JCI have fully and unconditionally guaranteed the obligations of the other under the Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. As cross-guarantors, Jafra S.A. and JCI are subject to a 30-day standstill period. As such, the Parent is filing separate financial statements of JCI and Jafra S.A. in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,051	$6,748
Receivables, net	38,611	43,898
Inventories	36,270	40,515
Prepaid income taxes	58	—
Prepaid expenses and other current assets	6,095	7,851
Deferred income taxes	2,392	55

Total current assets	93,477	99,067
Property and equipment, net	59,071	59,598
Other assets:
Goodwill	67,762	71,148
Trademarks	46,466	50,560
Deferred financing fees and other, net	8,994	10,763

Total	$275,770	$291,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,516	$6,188
Accounts payable	16,187	26,516
Accrued liabilities	34,366	40,916
Income taxes payable	4,302	7,130
Deferred income taxes	4,653	4,094

Total current liabilities	66,024	84,844
Long-term debt	84,224	86,901
Deferred income taxes	17,861	20,311
Other long-term liabilities	3,464	3,088

Total liabilities	171,573	195,144

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $2.00; authorized, 1,020,000 shares; issued and outstanding, 831,888 shares in 2002 and 2001	1,664	1,664
Additional paid-in capital	81,921	81,921
Retained earnings	32,246	18,373
Accumulated other comprehensive loss	(11,634)	(5,966)

Total stockholders’ equity	104,197	95,992

Total	$275,770	$291,136

See accompanying notes to consolidated financial statements

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales	$98,091	$95,827	$197,195	$182,000
Cost of sales	22,889	22,311	45,887	42,630

Gross profit	75,202	73,516	151,308	139,370
Selling, general and administrative expenses	61,043	60,418	121,406	115,102

Income from operations	14,159	13,098	29,902	24,268
Other income (expense):
Exchange loss, net	(5,909)	(4,522)	(5,423)	(6,702)
Interest expense, net	(2,925)	(3,359)	(5,855)	(6,847)
Other, net	285	(117)	295	(229)

Income before income taxes and cumulative effect of accounting change	5,610	5,100	18,919	10,490
Income tax expense	1,638	3,123	4,802	6,067

Income before cumulative effect of accounting change	3,972	1,977	14,117	4,423
Cumulative effect of accounting change, net of income tax expense of $82 in 2001	—	—	(244)	126

Net income	$3,972	$1,977	$13,873	$4,549

See accompanying notes to consolidated financial statements

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net income	$13,873	$4,549
Cumulative effect of accounting change, net of taxes	244	(126)

Income before cumulative effect of accounting change	14,117	4,423
Adjustments to reconcile income before cumulative effect of accounting change to net cash provided by operating activities:
Gain on sale of property and equipment	(65)	—
Depreciation and amortization	2,411	3,933
Amortization of deferred financing fees	717	713
Provision for uncollectible accounts receivable	6,103	2,746
Unrealized foreign exchange and derivative loss	4,311	2,398
Deferred realized foreign exchange loss	385	(550)
Deferred income taxes	(3,504)	—
Changes in operating assets and liabilities:
Receivables	(3,418)	(7,175)
Inventories	2,121	5,879
Prepaid expenses and other current assets	2,046	4,016
Other assets	852	1,724
Accounts payable and accrued liabilities	(12,107)	(14,116)
Income taxes payable/prepaid	(2,344)	4,303
Other long-term liabilities	376	229

Net cash provided by operating activities	12,001	8,523

Cash flows from investing activities:
Proceeds from sale of property and equipment	211	—
Purchases of property and equipment	(4,885)	(4,360)
Other	(265)	(123)

Net cash used in investing activities	(4,939)	(4,483)

Cash flows from financing activities:
Repayments under term loan facility	(4,625)	(2,250)
Net borrowings (repayments) under revolving credit facility	2,700	(2,100)
Net (repayments) borrowings under bank debt	(318)	2,584
Issuance of common stock	—	33
Net repurchase of common stock	—	(575)

Net cash used in financing activities	(2,243)	(2,308)

Effect of exchange rate changes on cash and cash equivalents	(1,516)	256

Net increase in cash and cash equivalents	3,303	1,988
Cash and cash equivalents at beginning of period	6,748	5,838

Cash and cash equivalents at end of period	$10,051	$7,826

See accompanying notes to consolidated financial statements

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     The unaudited interim consolidated financial statements of CDRJ Investments (Lux) S.A. (the “Parent”) and subsidiaries (the “Company”) as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial statements as of June 30, 2002 and for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Parent, a Luxembourg société anonyme, Jafra Cosmetics International, Inc., a Delaware corporation (''JCI’’), Jafra Cosmetics International, S.A. de C.V., a sociedad anonima de capital variable organized under the laws of the United Mexican States (''Jafra S.A.’’), and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. (''CD&R’’), to acquire (the ''Acquisition’’) the worldwide Jafra Cosmetics business (the ''Jafra Business’’). JCI and Jafra S.A. are indirect, wholly-owned subsidiaries of the Parent. The Parent is a holding company that conducts all its operations through its subsidiaries. The Parent and its subsidiaries are collectively referred to as the “Company.”

     The functional currency of certain of the Company’s subsidiaries consists of currencies other than the U.S. dollar. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive loss.

     In July 2001, the Financial Accounting Standards Board (“FASB”) approved two new statements: Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and other Intangible Assets.” SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 with regards to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company adopted SFAS No. 142 on January 1, 2002. In accordance with such adoption, the Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. During the six months ended June 30, 2002, the Company completed the transitional goodwill impairment test required by SFAS No. 142. Due to the general market uncertainty in Colombia, the Company revised its projections and recorded an impairment loss of $244,000 associated with its Colombia reporting unit. No other impairment was identified. The impairment loss was recorded as a cumulative effect of accounting change on the accompanying Consolidated Statements of Operations. The changes in the carrying amount of goodwill for the six months ended June 30, 2002 were as follows (in thousands):

	United			All	Consolidated
Goodwill	States	Mexico	Europe	Others	Total

Balance as of December 31, 2001	$32,188	$32,401	$5,937	$622	$71,148
Translation effect	—	(2,630)	(403)	(109)	(3,142)
Impairment losses	—	—	—	(244)	(244)

Balance as of June 30, 2002	$32,188	$29,771	$5,534	$269	$67,762

     The Company’s other intangible assets consist of trademarks. During the six months ended June 30, 2002, the Company determined trademarks to have an indefinite life and performed the transitional impairment test as required under SFAS No. 142. Based upon the transitional test, the Company determined that there was no impairment of trademarks. The carrying value of trademarks was $46,466,000 as of June 30, 2002.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In accordance with SFAS No. 142, the Company discontinued amortization of goodwill and other intangible assets with an indefinite life. A reconciliation of previously reported net income to amounts adjusted for the exclusion of goodwill and trademark amortization, net of the related income tax effects, where applicable, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$3,972	$1,977	$13,873	$4,549
Goodwill amortization, net of tax	—	464	—	819
Trademark amortization, net of tax	—	223	—	439

Adjusted net income	$3,972	$2,664	$13,873	$5,807

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

     In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” This new guidance provides that consideration from a vendor to a reseller is generally presumed to be a reduction of the selling prices of the vendor’s products, and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. On January 1, 2002, the Company adopted EITF Issue No. 01-9 and reclassified commissions paid to consultants of $994,000 and $1,916,000 on their personal sales, previously reported as a component of selling, general and administrative expenses, as a reduction in net sales for the three and six months ended June 30, 2001, respectively.

     In June 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the impact that this statement may have on any potential future exit or disposal activities.

     Certain reclassifications were made to the prior period financial statements to conform to current period presentation.

(2) Property and Equipment

     Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

Land	$16,888	$17,833
Buildings	17,543	18,523
Machinery, equipment and other	37,699	34,640

	72,130	70,996
Less accumulated depreciation	13,059	11,398

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property and equipment, net	$59,071	$59,598

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) Income Taxes

     The actual income tax rate of the Company differs from the U.S. and Mexico federal corporate rates of 35% to income before income taxes, for the three and six months ended June 30, 2002 principally as a result of (i) a lower effective tax rate in the Mexico entity, Jafra S.A., as the result of the enactment of changes in Mexico’s future corporate statutory tax rates and the related impact on Jafra S.A.’s net deferred income tax liabilities of $1,167,000 and (ii) the release of valuation allowances of $2,337,000 against certain foreign tax credits in the United States. These were partially offset by state income taxes in the United States and valuation allowances provided against certain operating losses in South America and Europe. The enactment in Mexico will reduce the Mexico corporate income tax rate annually in one-percent increments from 35% to 32% beginning January 1, 2003 through 2005.

(4) Comprehensive Income (Loss)

     Comprehensive income (loss) is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$3,972	$1,977	$13,873	$4,549
Unrealized and deferred realized (loss) gain on derivatives	2,535	(3,111)	340	(4,027)
Reclassification to exchange loss	208	295	343	295
Reclassification to cost of sales	962	(14)	1,899	13
Tax benefit (expense) on unrealized and deferred realized (loss) gain on derivatives	(2,607)	1,109	(903)	1,442
Foreign currency translation adjustments	(6,009)	2,838	(7,347)	2,757

Comprehensive income (loss)	$(939)	$3,094	$8,205	$5,029

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

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

						Corporate,
	United			All	Total	Unallocated	Consolidated
	States	Mexico	Europe	Others	Segments	and Other	Total

				(in thousands)
For the Three Months Ended June 30, 2002
Net sales	$23,909	$61,392	$7,245	$5,545	$98,091	$—	$98,091
Operating income (loss)	4,206	16,634	274	(1,927)	19,187	(5,028)	14,159
Depreciation and amortization	565	470	101	132	1,268	—	1,268

For the Three Months Ended June 30, 2001
Net sales	$20,646	$63,116	$6,498	$5,567	$95,827	$—	$95,827
Operating income (loss)	3,186	18,069	358	(1,617)	19,996	(6,898)	13,098
Depreciation and amortization	627	1,143	190	43	2,003	100	2,103

As of and for the Six Months Ended June 30, 2002
Net sales	$44,784	$127,879	$13,056	$11,476	$197,195	$—	$197,195
Operating income (loss)	7,068	34,222	321	(2,755)	38,856	(8,954)	29,902
Depreciation and amortization	1,130	912	166	203	2,411	—	2,411
Capital expenditures	3,637	1,025	30	193	4,885	—	4,885
Segment assets	73,620	172,710	19,673	11,132	277,135	(1,365)	275,770
Goodwill	32,188	29,771	5,534	269	67,762	—	67,762

As of and for the Six Months Ended June 30, 2001
Net sales	$38,875	$119,194	$12,728	$11,203	$182,000	$—	$182,000
Operating income (loss)	3,977	35,053	449	(3,188)	36,291	(12,023)	24,268
Depreciation and amortization	1,172	2,227	283	148	3,830	103	3,933
Capital expenditures	3,276	935	78	71	4,360	—	4,360
Segment assets	70,002	179,902	17,100	14,067	281,071	(674)	280,397

(6) Restructuring Charges and Related Accruals

     At December 31, 2001, restructuring liabilities of approximately $200,000 were reflected on the Company’s consolidated balance sheet. During the six months ended June 30, 2002, payments of approximately $100,000 related to restructuring items have been charged against this accrual. As of June 30, 2002, the remaining restructuring liability is approximately $100,000.

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

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivative instruments be recorded based on fair value. In connection with the adoption of SFAS No. 133, at January 1, 2001, the Company recorded a net gain of $126,000 (net of a tax effect of $82,000) as a cumulative transition adjustment to earnings. This adjustment relates to derivatives not designated as hedges prior to adoption of SFAS No. 133, and represents the difference between the carrying value and the fair value of such instruments. Under SFAS No. 133, the Company’s use of forward contracts or option contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from such derivatives are deferred as a separate component of other comprehensive income (loss), and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts with the corresponding gains and losses generated by the underlying hedged transactions. Contracts that do not qualify for hedge accounting under SFAS No. 133 are remeasured based on fair value and the gains and losses included as a component of net income.

     The Company currently designates certain of its forward contracts and option contracts as cash flow hedges of forecasted U.S. dollar-denominated inventory purchases, forecasted U.S. dollar-denominated intercompany charges from JCI to Jafra S.A., forecasted management fee charges from JCI to Jafra S.A., and U.S. dollar-denominated interest payments. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are deferred as a component of other comprehensive income (loss). Such amounts will be reclassified from other comprehensive income (loss) into net income when the underlying hedged exposure is recognized in income. For U.S. dollar-denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges and interest, this will occur at the date such charges are paid by Jafra S.A.

     The Company recognized losses on forward contracts of approximately $511,000 and $866,000 during the three and six months ended June 30, 2002, respectively, and approximately $6,206,000 and $9,614,000 during the three and six months ended June 30, 2001, respectively, as a component of exchange loss on the accompanying consolidated statements of operations. The Company recognized gains on option contracts of approximately $737,000 during each of the three and six month periods ended June 30, 2002. As of December 31, 2001, the Company had deferred as a component of other comprehensive income (loss) $3,746,000 of losses on forward contracts. During the six months ended June 30, 2002, the Company deferred as a component of other comprehensive income (loss) an additional $1,814,000 of losses on forward contracts and $2,154,000 of gains on option contracts qualifying for hedge accounting under SFAS No. 133. During the six months ended June 30, 2002, approximately $343,000 of other comprehensive income (loss) was reclassified as exchange loss and $1,899,000 was reclassified as cost of sales upon recognition of the underlying hedged exposure. The Company expects that substantially all of the remaining loss of $1,164,000 deferred as a component of other comprehensive income (loss) at June 30, 2002 will be recognized into net income within the next twelve months. The fair value of the forward contracts was $2,936,000 and $10,103,000 at June 30, 2002 and 2001, respectively and has been recorded in accrued liabilities in the consolidated balance sheets. The fair value of the option contacts was $2,390,000 at June 30, 2002, and was recorded as an offset to accrued liabilities in the consolidated balance sheets.

     During the three and six months ended June 30, 2002 and 2001, the ineffectiveness generated by the Company’s forward and option contracts designated as hedges was insignificant. Certain hedged forecasted transactions appear probable of not occurring due to timing differences between the original and current forecasts, and accordingly during the six months ended June 30, 2002 and 2001, approximately $123,000 of gains and $456,000 of losses, respectively, were reclassified into earnings.

     The outstanding foreign currency forward contracts had notional values denominated in Mexican pesos of $333,000,000 in equal offsetting buy and sell positions at June 30, 2002 and $976,000,000 in a buy position at June 30, 2001. The contracts outstanding at June 30, 2002 mature at various dates extending to November 2002 and the contracts outstanding at June 30, 2001 matured at various dates through June 2002. The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of $644,000,000 in put and call positions at June 30, 2002. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. (See Item 3 “Quantitative and Qualitative Disclosures About Market Risk”).

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,050	$4,081
Receivables, net	6,762	6,447
Inventories	10,613	8,677
Receivables from affiliates	22,298	23,633
Prepaid expenses and other current assets	2,336	1,665
Deferred income taxes	2,392	55

Total current assets	48,451	44,558
Property and equipment, net	25,322	22,742
Other assets:
Goodwill	37,722	38,125
Notes receivable from affiliates	7,724	3,902
Deferred financing fees, net	2,689	3,004
Other	3,943	3,716

Total	$125,851	$116,047

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$3,500	$3,000
Accounts payable	4,563	5,591
Accrued liabilities	13,256	12,709
Income taxes payable	2,055	965
Payables to affiliates	4,224	2,639

Total current liabilities	27,598	24,904
Long-term debt	50,608	52,908
Deferred income taxes	3,353	3,353
Other long-term liabilities	3,464	3,088

Total liabilities	85,023	84,253

Commitments and contingencies	—	—
Stockholder’s equity:
Common stock, par value $.01; authorized, issued and outstanding, 1,000 shares in 2002 and 2001	—	—
Additional paid-in capital	39,649	39,649
Retained earnings (deficit)	3,817	(5,376)
Accumulated other comprehensive loss	(2,638)	(2,479)

Total stockholder’s equity	40,828	31,794

Total	$125,851	$116,047

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales to third parties	$32,746	$28,033	$61,419	$53,317
Sales to affiliates	4,368	3,677	7,908	6,181

Net sales	37,114	31,710	69,327	59,498
Cost of sales	11,505	9,421	20,806	17,359

Gross profit	25,609	22,289	48,521	42,139
Selling, general and administrative expenses	25,896	25,327	50,526	49,427
Management fee income from affiliates	(2,241)	(2,182)	(4,366)	(4,436)
Royalty income from affiliates, net	(5,390)	(5,281)	(10,028)	(9,973)

Income from operations	7,344	4,425	12,389	7,121
Other income (expense):
Exchange (loss) gain, net	678	(203)	543	(3)
Interest expense, net	(1,529)	(1,714)	(3,117)	(3,450)
Other, net	281	(322)	295	(416)

Income before income taxes	6,774	2,186	10,110	3,252
Income tax expense	727	1,219	917	1,893

Net income	$6,047	$967	$9,193	$1,359

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net income	$9,193	$1,359
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,392	1,427
Provision for uncollectible accounts receivable	441	265
Amortization of deferred financing fees	314	314
Unrealized foreign exchange loss	(540)	58
Deferred income taxes	(2,337)	—
Changes in operating assets and liabilities:
Receivables	(756)	(641)
Inventories	(1,936)	403
Prepaid expenses and other current assets	(671)	(366)
Receivables from and Payables to affiliates	3,460	(9,930)
Other assets	38	566
Accounts payable and accrued liabilities	(481)	(828)
Income taxes payable/prepaid	1,090	465
Other long-term liabilities	376	228

Net cash provided by (used in) operating activities	9,583	(6,680)

Cash flows from investing activities:
Purchases of property and equipment	(3,808)	(3,354)
Other	(265)	(123)

Net cash used in investing activities	(4,073)	(3,477)

Cash flows from financing activities:
Repayments under term loan facility	(1,500)	(1,250)
Net repayments under revolving credit facility	(300)	(4,100)
(Lending) repayment of note receivable from affiliate	(3,822)	15,986

Net cash (used in) provided by financing activities	(5,622)	10,636

Effect of exchange rate changes on cash and cash equivalents	81	(816)

Net decrease in cash and cash equivalents	(31)	(337)
Cash and cash equivalents at beginning of period	4,081	3,382

Cash and cash equivalents at end of period	$4,050	$3,045

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     Jafra Cosmetics International, Inc., a Delaware corporation (“JCI”) is an indirect wholly-owned subsidiary of CDRJ North Atlantic (Lux) S.a.r.L., a Luxembourg société a responsabilité limitée, which is a wholly-owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (the “Parent”). JCI, its subsidiaries, and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. (“CD&R”) to acquire (the “Acquisition”) the worldwide Jafra Cosmetics business (the “Jafra Business”).

     The accompanying unaudited interim consolidated financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 reflect the operations of JCI and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly JCI’s consolidated financial statements as of June 30, 2002 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising JCI have been eliminated in consolidation.

     The functional currency of certain of JCI’s subsidiaries consists of currencies other than the U.S. dollar. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive loss.

     In July 2001, the Financial Accounting Standards Board (“FASB”) approved two new statements: Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and other Intangible Assets.” SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 with regards to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. JCI adopted SFAS No. 142 on January 1, 2002. In accordance with such adoption, JCI identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. During the six months ended June 30, 2002, JCI completed the transitional goodwill impairment test required by SFAS No. 142. No impairment was identified. There were no changes, except for translation effects, to the carrying amount of goodwill for the six months ended June 30, 2002. JCI’s other intangible assets consist of trademarks. During the six months ended June 30, 2002, JCI determined trademarks to have an indefinite life and performed the transitional impairment test as required under SFAS No. 142. Based upon the transitional test, JCI determined that there was no impairment of trademarks. The trademark valuation was performed in conjunction with the valuation of the Parent’s consolidated trademarks. The carrying value of trademarks is $223,000 as of June 30, 2002 and is included in other on the accompanying consolidated balance sheets.

     In accordance with SFAS No. 142, JCI discontinued amortization of goodwill and other intangible assets with an indefinite life. A reconciliation of previously reported net income to amounts adjusted for the exclusion of goodwill and trademark amortization, net of the related income tax effects, where applicable, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$6,047	$967	$9,193	$1,359
Goodwill amortization, net of tax	—	126	—	248
Trademark amortization, net of tax	—	8	—	19

Adjusted net income	$6,047	$1,101	$9,193	$1,626

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     On January 1, 2002, JCI adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 retains substantially all of the requirements of SFAS No. 121, while resolving certain implementation issues and addressing the accounting for a component of a business accounted for as a discontinued operation. SFAS No. 144 was adopted with no significant impact on the financial position or results of operations of JCI.

     In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue no. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” This new guidance provides that consideration from a vendor to a reseller is generally presumed to be a reduction of the selling prices of the vendor’s products, and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. On January 1, 2002, JCI adopted EITF Issue No. 01-9 and reclassified commissions paid to consultants of $365,000 and $705,000 on their personal sales, previously reported as a component of selling, general and administrative expenses, as a reduction in net sales for the three and six months ended June 30, 2001, respectively.

     In June 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. JCI is currently evaluating the impact that this statement may have on any potential future exit or disposal activities.

     Certain reclassifications were made to the prior period financial statements to conform to current period presentation.

(2) Property and Equipment

     Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

Land	$6,188	$6,188
Buildings	6,790	6,763
Machinery, equipment and other	19,927	15,971

	32,905	28,922
Less accumulated depreciation	7,583	6,180

Property and equipment, net	$25,322	$22,742

(3) Income Taxes

     The actual income tax rate of JCI differs from the U.S. federal corporate rate of 35% to income before income taxes, for the three and six months ended June 30, 2002 principally as a result of the release of valuation allowances against certain foreign tax credits in the United States, partially offset by state income tax and valuation allowances provided against certain operating losses in Europe.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Comprehensive Income

     Comprehensive income is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$6,047	$967	$9,193	$1,359
Foreign currency translation adjustments	(165)	(440)	(159)	(1,345)

Comprehensive income	$5,882	$527	$9,034	$14

(5) Related Party Transactions

     JCI distributes skin and body products to other affiliates of the Parent (“Affiliates”). Sales to Affiliates, primarily in Mexico and South America, were $4,368,000 and $7,908,000 for the three and six months ended June 30, 2002, respectively, and $3,677,000 and $6,181,000 for the three and six months ended June 30, 2001, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. JCI purchased color and fragrance products from Jafra S.A. (the indirect wholly owned Mexican subsidiary of the Parent) totaling $2,719,000 and $7,643,000 for the three and six months ended June 30, 2002, respectively, and $2,670,000 and $4,907,000 for the three and six months ended June 30, 2001, respectively.

     In addition, JCI provides certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions to Affiliates. The cost of these services is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. JCI charges out a portion of these management expenses to its Affiliates based upon charges identified to specific Affiliates and a formula using the percentage of revenues of each Affiliate to the total consolidated revenues of the Parent. JCI believes the amounts and methods of allocation are reasonable and approximate the cost of the actual services provided. Management fee income, which consists of amounts billed to Affiliates in Mexico and South America, was $2,241,000 and $4,366,000 for the three and six months ended June 30, 2002, respectively, and $2,182,000 and $4,436,000 for the three and six months ended June 30, 2001, respectively.

     JCI is charged a royalty by Jafra S.A. for the right to use the Jafra trademark in the United States and Europe. The total royalty expense charged by Jafra S.A. to JCI was $640,000 and $1,192,000 for the three and six months ended June 30, 2002, respectively, and $449,000 and $851,000 for the three and six months ended June 30, 2001, respectively, and is offset against royalty income from affiliates in the accompanying consolidated statements of operations.

     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra S.A. were $6,030,000 and $11,220,000 for the three and six months ended June 30, 2002, respectively, and $5,730,000 and $10,824,000 for the three and six months ended June 30, 2001, respectively, and are based upon a percentage of Jafra S.A.’s sales.

     JCI has granted loans to certain Affiliates at annual interest rates ranging from 6% to 9%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes receivable from Affiliates at December 31, 2001 and June 30, 2002 consist primarily of loans JCI has made to indirect subsidiaries of the Parent to fund certain of their operations in South America. Net interest income from Affiliates was $80,000 and $135,000 for the three and six months ended June 30, 2002, respectively, and $176,000 and $465,000 for the three and six months ended June 30, 2001, respectively, and is included in interest expense, net on the accompanying consolidated statements of operations..

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) Financial Reporting for Business Segments

     JCI’s business is comprised of one industry segment, direct selling, with worldwide operations, principally in the United States and Europe. JCI is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. JCI has two reportable business segments: the United States and Europe. Business results for subsidiaries in the Dominican Republic and Thailand are combined and included in the following table under the caption “All Others”.

     The accounting policies used to prepare the information reviewed by JCI’s chief operating decision makers are the same as those described in the summary of significant accounting policies included in JCI’s audited consolidated financial statements as of and for the year ended December 31, 2001 included in the Parent’s Annual Report on Form 10-K. JCI evaluates performance based on segment operating income, excluding restructuring and impairment charges, unusual gains and losses, and amortization of goodwill and intangibles. Consistent with the information reviewed by JCI’s chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments for purposes of this presentation. The effects of intersegment sales (net sales and related gross profit) are excluded from the computation of segment operating income. Sales and gross profit related to Affiliates (primarily in Mexico and South America) is included in the following table under the caption “Corporate, Unallocated and Other.” Segment assets exclude notes and accounts receivable from Affiliates.

					Corporate,
	United		All	Total	Unallocated	Consolidated
	States	Europe (1)	Others	Segments	And Other	Total

			(in thousands)
For the Three Months ended June 30, 2002
Net sales	$23,909	$7,245	$1,592	$32,746	$4,368	$37,114
Operating income (loss)	4,206	320	(89)	4,437	2,907	7,344
Depreciation and amortization	565	99	67	731	—	731

For the Three Months ended June 30, 2001
Net sales	$20,646	$6,498	$889	$28,033	$3,677	$31,710
Operating income (loss)	3,186	358	(471)	3,073	1,352	4,425
Depreciation and amortization	627	187	(38)	776	—	776

As of and for the Six Months ended June 30, 2002
Net sales	$44,784	$13,056	$3,579	$61,419	$7,908	$69,327
Operating income	7,068	368	24	7,460	4,929	12,389
Depreciation and amortization	1,130	161	101	1,392	—	1,392
Capital expenditures	3,637	30	141	3,808	—	3,808
Segment assets	73,620	19,433	2,776	95,829	—	95,829
Goodwill	32,188	5,534	—	37,722	—	37,722

As of and for the Six Months ended June 30, 2001
Net sales	$38,875	$12,693	$1,749	$53,317	$6,181	$59,498
Operating income (loss)	3,977	448	(793)	3,632	3,489	7,121
Depreciation and amortization	1,172	277	(22)	1,427	—	1,427
Capital expenditures	3,276	78	—	3,354	—	3,354
Segment assets	70,002	16,738	2,727	89,467	—	89,467

(1) excludes Poland, an indirect wholly-owned subsidiary of the Parent, an affiliate of JCI

(7) Restructuring Charges and Related Accruals

     At December 31, 2001, restructuring liabilities of approximately $100,000 were reflected on JCI’s consolidated balance sheet. During the six months ended June 30, 2002, nominal payments have been charged against this accrual. As of June 30, 2002, the remaining restructuring liability is approximately $100,000.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,826	$920
Receivables, net	29,392	34,430
Inventories	23,913	29,622
Receivables from affiliates	6,323	5,938
Value-added tax receivables	—	2,308
Prepaid expenses and other current assets	2,900	3,206

Total current assets	67,354	76,424
Property and equipment, net	33,224	36,121
Other assets:
Goodwill	29,771	32,401
Trademarks	46,312	50,402
Deferred financing fees, net	790	1,270
Other	1,582	2,699

Total	$179,033	$199,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,016	$3,188
Accounts payable	10,837	20,205
Accrued liabilities	20,107	27,299
Income taxes payable	2,223	6,122
Payables to affiliates	19,114	21,373
Deferred income taxes	4,653	4,094

Total current liabilities	59,950	82,281
Long-term debt	33,616	33,993
Deferred income taxes	14,508	16,958

Total liabilities	108,074	133,232

Commitments and contingencies	—	—
Stockholders’ equity:
Series B common stock, no par value; authorized, issued and outstanding, 151 shares in 2002 and 2001	—	—
Additional paid-in capital	34,184	34,184
Retained earnings	42,054	32,194
Accumulated other comprehensive loss	(5,279)	(293)

Total stockholders’ equity	70,959	66,085

Total	$179,033	$199,317

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales to third parties	$61,392	$63,116	$127,879	$119,194
Sales to affiliates	3,211	3,288	8,409	6,021

Net sales	64,603	66,404	136,288	125,215
Cost of sales	17,684	18,285	38,786	34,242

Gross profit	46,919	48,119	97,502	90,973
Selling, general and administrative expenses	30,734	30,242	62,459	56,440
Management fee expense to affiliates	2,238	2,197	4,364	4,437
Royalty expense to affiliates, net	5,390	5,281	10,028	9,973

Income from operations	8,557	10,399	20,651	20,123
Other income (expense):
Exchange loss, net	(4,714)	(4,084)	(4,367)	(6,242)
Interest expense, net	(1,320)	(1,541)	(2,613)	(3,224)
Other, net	—	(95)	—	(89)

Income before income taxes and cumulative	2,523	4,679	13,671	10,568
effect of accounting change
Income tax expense	876	1,835	3,811	4,098

Income before cumulative effect of accounting change	1,647	2,844	9,860	6,470
Cumulative effect of accounting change, net of income tax expense of $82	—	—	—	126

Net income	$1,647	$2,844	$9,860	$6,596

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net income	$9,860	$6,596
Cumulative effect of accounting change, net of taxes	—	(126)

Income before cumulative effect of accounting change	9,860	6,470
Adjustments to reconcile income before cumulative effect of accounting change to net cash provided by operating activities:
Gain on sale of property and equipment	(65)	—
Depreciation and amortization	912	2,227
Amortization of deferred financing fees	403	399
Provision for uncollectible accounts receivable	5,082	2,175
Unrealized foreign exchange and derivative (gain) loss	3,347	2,299
Deferred realized derivative loss	385	(550)
Deferred income taxes	(1,167)	—
Changes in operating assets and liabilities:
Receivables	(2,646)	(5,432)
Inventories	3,585	5,185
Prepaid expenses and other current assets	49	(210)
Value-added tax receivables	2,900	4,753
Receivables from and Payables to affiliates	(2,794)	11,081
Other assets	974	1,193
Accounts payable and accrued liabilities	(11,788)	(13,109)
Income taxes payable/prepaid	(3,402)	4,064

Net cash provided by operating activities	5,635	20,545

Cash flows from investing activities:
Proceeds from sale of property and equipment	211	—
Purchases of property and equipment	(1,025)	(935)

Net cash used in investing activities	(814)	(935)

Cash flows from financing activities:
Repayments under term loan facility	(3,125)	(1,000)
Net borrowings under revolving credit facility	3,000	2,000
Net (repayments) borrowings under bank debt	(318)	2,584
Payment of note payable to affiliate	—	(21,276)

Net cash used in financing activities	(443)	(17,692)

Effect of exchange rate changes on cash and cash equivalents	(472)	585

Net increase in cash and cash equivalents	3,906	2,503
Cash and cash equivalents at beginning of period	920	561

Cash and cash equivalents at end of period	$4,826	$3,064

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     Jafra Cosmetics International, S.A. de C.V., a sociedad anonima de capital variable organized under the laws of the United Mexican States (“Jafra S.A.”) is an indirect wholly-owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (the “Parent”). Jafra S.A., its subsidiaries, and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. (''CD&R’’) to acquire (the ''Acquisition’’) the worldwide Jafra Cosmetics business (the ''Jafra Business’’).

     The accompanying unaudited interim consolidated financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 reflect the operations of Jafra S.A. and its subsidiaries (collectively, “Jafra S.A.”) and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly Jafra S.A.’s consolidated financial statements as of June 30, 2002 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising Jafra S.A. have been eliminated in consolidation.

     The functional currency for Jafra S.A. is the Mexican peso. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive loss.

     In July 2001, the Financial Accounting Standards Board (“FASB”) approved two new statements: Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and other Intangible Assets.” SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 with regards to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. Jafra S.A. adopted SFAS No. 142 on January 1, 2002. In accordance with such adoption, Jafra S.A. identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. During the six months ended June 30, 2002, Jafra S.A. completed the transitional goodwill impairment test required by SFAS No. 142. No impairment was identified. There were no changes, except for translation effects, to the carrying amount of goodwill for the six months ended June 30, 2002. Jafra S.A.’s other intangible assets consist of trademarks. During the six months ended June 30, 2002, Jafra S.A. determined trademarks to have an indefinite life and performed the transitional impairment test as required under SFAS No. 142. Based upon the transitional test, Jafra S.A. determined that there was no impairment of trademarks. The trademark valuation was performed in conjunction with the valuation of the Parent’s consolidated trademarks. The carrying value of trademarks was $46,312,000 as of June 30, 2002.

     In accordance with SFAS No. 142, Jafra S.A. discontinued amortization of goodwill and other intangible assets with an indefinite life. A reconciliation of previously reported net income to amounts adjusted for the exclusion of goodwill and trademark amortization, net of the related income tax effects, where applicable, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$1,647	$2,844	$9,860	$6,596
Goodwill amortization	—	220	—	431
Trademark amortization, net of tax	—	209	—	411

Adjusted net income	$1,647	$3,273	$9,860	$7,438

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     On January 1, 2002, Jafra S.A. adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 retains substantially all of the requirements of SFAS No. 121, while resolving certain implementation issues and addressing the accounting for a component of a business accounted for as a discontinued operation. SFAS No. 144 was adopted with no significant impact on the financial position or results of operations of Jafra S.A..

     In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” This new guidance provides that consideration from a vendor to a reseller is generally presumed to be a reduction of the selling prices of the vendor’s products, and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. On January 1, 2002, Jafra S.A. adopted EITF Issue No. 01-9 and reclassified commissions paid to consultants of $550,000 and $1,075,000 on their personal sales, previously reported as a component of selling, general and administrative expenses, as a reduction in net sales for the three and six months ended June 30, 2001, respectively.

     In June 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Jafra S.A. is currently evaluating the impact that this statement may have on any potential future exit or disposal activities.

(2) Property and Equipment

     Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

Land	$10,700	$11,645
Buildings	10,753	11,703
Machinery, equipment and other	16,736	17,532

	38,189	40,880
Less accumulated depreciation	4,965	4,759

Property and equipment, net	$33,224	$36,121

(3) Income Taxes

     The actual income tax rate of Jafra S.A. differs from the Mexican federal corporate rate of 35% to income before income taxes, for the three and six months ended June 30, 2002 principally as the result of the enactment of changes in the Mexico corporate statutory tax rate and the related impact on Jafra S.A.’s net deferred income tax liabilities. The enactment will reduce the corporate income tax rate annually in one-percent increments from 35% to 32% beginning January 1, 2003 through 2005.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Comprehensive Income (Loss)

     Comprehensive income (loss) is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$1,647	$2,844	$9,860	$6,596
Unrealized and deferred realized (loss) gain on derivatives	2,535	(3,111)	340	(4,027)
Reclassification to exchange loss	208	295	343	295
Reclassification to cost of sales	962	(14)	1,899	13
Tax benefit (expense) on unrealized and deferred realized (loss) gain on derivatives	(2,607)	1,109	(903)	1,442
Foreign currency translation adjustments	(6,383)	3,301	(6,665)	4,252

Comprehensive income (loss)	$(3,638)	$4,424	$4,874	$8,571

(5) Related Party Transactions

     Jafra S.A. manufactures and distributes color cosmetics and fragrance products to other affiliates of the Parent (“Affiliates”). Sales to Affiliates, primarily in the United States and Germany, were $3,211,000 and $8,409,000 for the three and six months ended June 30, 2002, respectively, and $3,288,000 and $6,021,000 for the three and six months ended June 30, 2001, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. Jafra S.A. purchased skin and body products from JCI (the indirect, wholly owned United States subsidiary of the Parent). Purchases were $4,075,000 and $7,333,000 for the three and six months ended June 30, 2002, respectively, and $3,204,000 and $5,422,000 for the three and six months ended June 30, 2001, respectively.

     In addition, Jafra S.A. is provided with certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions from an Affiliate. The cost of these services is included in management fee expense to affiliates in the accompanying consolidated statements of operations. Jafra S.A. is charged a portion of these management expenses based upon charges identified to Jafra S.A. and a formula using the percentage of revenues of Jafra S.A. to the total consolidated revenues of the Parent. Jafra S.A. believes the amounts and methods of allocation are reasonable and approximate the cost of the actual services received. The management fee expense charged by JCI to Jafra S.A. was $2,238,000 and $4,364,000 for the three and six months ended June 30, 2002, respectively, and $2,197,000 and $4,437,000 for the three and six months ended June 30, 2001, respectively.

     Jafra S.A. charges JCI a royalty for the right to use the Jafra trademark in the United States and Europe. The total royalty income earned by Jafra S.A. from JCI and its Germany affiliate was $640,000 and $1,192,000 for the three and six months ended June 30, 2002, respectively, and $449,000 and $851,000 for the three and six months ended June 30, 2001, respectively, and is offset against royalty expense to affiliates in the accompanying consolidated statements of operations.

     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra S.A. for the use of the Jafra Way were $6,030,000 and $11,220,000 for the three and six months ended June 30, 2002, respectively, and $5,730,000 and $10,824,000 for the three and six months ended June 30, 2001, respectively, and are based upon a percentage of Jafra S.A.’s sales.

     Jafra S.A. has obtained loans from certain Affiliates at annual interest rates ranging from 6% to 9%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. For the six months ended June 30, 2002, Jafra S.A. did not incur any interest expense to Affiliates. Net interest expense to Affiliates, primarily JCI, was $47,000 and $257,000 for the three months and six months ended June 30, 2001, respectively, which

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

resulted primarily from notes payable to Affiliates as a result amounts billed to Jafra S.A. in connection with the Jafra Way royalty. In the second quarter of 2001, notes payable to Affiliates were repaid.

(6) Foreign Currency Forward and Option Contracts

     Jafra S.A. is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures. As part of its overall strategy to reduce the risk of potential adverse exchange rate fluctuations, Jafra S.A. enters into foreign currency exchange contracts (“forward contracts”). Beginning in 2002, Jafra S.A. also enters into foreign currency option contracts (“option contracts” or “options”). Jafra S.A. places forward contracts or option contracts based on its rolling 12 month forecasted U.S. dollar cash outflows and hedges transactions included in the forecast on the date the forward contract or option contract is initiated. As a matter of policy, Jafra S.A. does not hold or issue forward contracts or option contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features.

     Effective January 1, 2001, Jafra S.A. adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivative instruments be recorded based on fair value. In connection with the adoption of SFAS No. 133, at January 1, 2001, Jafra S.A. recorded a net gain of $126,000 (net of a tax effect of $82,000) as a cumulative transition adjustment to earnings. This adjustment relates to derivatives not designated as hedges prior to adoption of SFAS No. 133, and represents the difference between the carrying value and the fair value of such instruments. Under SFAS No. 133, Jafra S.A.’s use of forward contracts or option contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from such derivatives are deferred as a separate component of other comprehensive income (loss), and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts with the corresponding gains and losses generated by the underlying hedged transactions. Contracts that do not qualify for hedge accounting under SFAS No. 133 are remeasured based on fair value and the gains and losses included as a component of net income.

     Jafra S.A. currently designates certain of its forward contracts and option contracts as cash flow hedges of forecasted U.S. dollar-denominated inventory purchases, forecasted U.S. dollar-denominated intercompany charges from JCI to Jafra S.A., forecasted management fee charges from JCI to Jafra S.A., and U.S. dollar-denominated interest payments. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are deferred as a component of other comprehensive income (loss). Such amounts will be reclassified from other comprehensive income (loss) into net income when the underlying hedged exposure is recognized in income. For U.S. dollar-denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges and interest, this will occur at the date such charges are paid by Jafra S.A.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Jafra S.A. recognized losses on forward contracts of approximately $511,000 and $866,000 during the three and six months ended June 30, 2002, respectively, and approximately $6,206,000 and $9,614,000 during the three and six months ended June 30, 2001, respectively, as a component of exchange loss on the accompanying consolidated statements of operations. Jafra S.A. recognized gains on option contracts of approximately $737,000 during each of the three and six month periods ended June 30, 2002. As of December 31, 2001, Jafra S.A. had deferred as a component of other comprehensive income (loss) $3,746,000 of losses on forward contracts. During the six months ended June 30, 2002, Jafra S.A. deferred as a component of other comprehensive income (loss) an additional $1,814,000 of losses on forward contracts and $2,154,000 of gains on option contracts qualifying for hedge accounting under SFAS No. 133. During the six months ended June 30, 2002, approximately $343,000 of other comprehensive income (loss) was reclassified as exchange loss and $1,899,000 was reclassified as cost of sales upon recognition of the underlying hedged exposure. Jafra S.A. expects that substantially all of the remaining loss of $1,164,000 deferred as a component of other comprehensive income (loss) at June 30, 2002 will be recognized into net income within the next twelve months. The fair value of the forward contracts was $2,936,000 and $10,103,000 at June 30, 2002 and 2001, respectively, and has been recorded in accrued liabilities in the consolidated balance sheets. The fair value of the option contacts was $2,390,000 at June 30, 2002, and was recorded as an offset to accrued liabilities in the consolidated balance sheets.

     During the three and six months ended June 30, 2002 and 2001, the ineffectiveness generated by Jafra S.A.’s forward and option contracts designated as hedges was insignificant. Certain hedged forecasted transactions appear probable of not occurring due to timing differences between the original and current forecasts, and accordingly during the six months ended June 30, 2002 and 2001, approximately $123,000 of gains and $456,000 of losses were reclassified into earnings.

     The outstanding foreign currency forward contracts had notional values denominated in Mexican pesos of $333,000,000 in equal offsetting buy and sell positions at June 30, 2002 and $976,000,000 in a buy position at June 30, 2001. The contracts outstanding at June 30, 2002 mature at various dates extending to November 2002 and the contracts outstanding at June 30, 2001 matured at various dates through June 2002. The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of $644,000,000 in put and call positions at June 30, 2002. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of Jafra S.A., but are used in the calculation of cash settlements under the contracts. (See Item 3 “Quantitative and Qualitative Disclosures About Market Risk”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the accompanying unaudited interim consolidated financial statements and notes thereto and with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for future periods.

Results of Operations

     The following table represents selected components of the Company’s results of operations, in millions of dollars and as percentages of net sales. The table reflects the operations of the Company for the three and six months ended June 30, 2002 and 2001.

	Three Months Ended June 30,				Six Months Ended June 30,

	2002		2001 (1)		2002		2001 (1)

Net sales	$98.1	100.0%	$95.8	100.0%	$197.2	100.0%	$182.0	100.0%
Cost of sales	22.9	23.3	22.3	23.3	45.9	23.3	42.6	23.4

Gross profit	75.2	76.7	73.5	76.7	151.3	76.7	139.4	76.6
Selling, general and administrative expenses	61.0	62.2	60.4	63.0	121.4	61.6	115.1	63.2

Income from operations	14.2	14.5	13.1	13.7	29.9	15.1	24.3	13.4
Exchange loss	(5.9)	(6.0)	(4.5)	(4.7)	(5.4)	(2.7)	(6.7)	(3.7)
Interest, net	(2.9)	(3.0)	(3.4)	(3.6)	(5.9)	(3.0)	(6.9)	(3.8)
Other, net	0.2	0.2	(0.1)	(0.1)	0.3	0.2	(0.2)	(0.1)

Income before income taxes and cumulative effect of accounting change	5.6	5.7	5.1	5.3	18.9	9.6	10.5	5.8
Income tax expense	1.6	1.6	3.1	3.2	4.8	2.4	6.1	3.4

Income before cumulative effect of accounting change	4.0	4.1	2.0	2.1	14.1	7.2	4.4	2.4
Cumulative effect of accounting change, net of income tax expense of $0.1 in 2001	—	—	—	—	(0.2)	(0.2)	0.1	0.1

Net income	$4.0	4.1%	$2.0	2.1%	$13.9	7.0%	$4.5	2.5%

(1)	On January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” As a result of the adoption, the Company reclassified $1.0 million and $1.9 million of commissions paid on personal sales as a reduction of net sales, previously reported as selling, general and administrative expenses, in the consolidated statement of operations for the three and six months ended June 30, 2001, respectively.

Three months ended June 30, 2002 compared to the three months ended June 30,2001

Dollars in millions	United States	Mexico	Europe	All others	Total Segments	Corporate, Unallocated and Other	Consolidated Total

Three Months Ended June 30, 2002
Net sales	$23.9	$61.4	$7.2	$5.6	$98.1	$—	$98.1
Cost of sales	5.5	14.0	1.6	1.6	22.7	0.2	22.9

Gross profit	18.4	47.4	5.6	4.0	75.4	(0.2)	75.2
Selling, general and administrative expenses	14.2	30.8	5.3	5.9	56.2	4.8	61.0

Operating income (loss)	$4.2	$16.6	$0.3	$(1.9)	$19.2	$(5.0)	$14.2

Three Months Ended June 30, 2001
Net sales	$20.6	$63.1	$6.5	$5.6	$95.8	$—	$95.8
Cost of sales	4.5	15.5	1.2	1.2	22.4	(0.1)	22.3

Gross profit	16.1	47.6	5.3	4.4	73.4	0.1	73.5
Selling, general and administrative expenses	12.9	29.5	4.9	6.1	53.4	7.0	60.4

Operating income (loss)	$3.2	$18.1	$0.4	$(1.7)	$20.0	$(6.9)	$13.1

     Net sales. Net sales in the second quarter of 2002 increased to $98.1 million from $95.8 million in the second quarter of 2001, an increase of $2.3 million or 2.4%. Net sales in local currencies in the second quarter of 2002 increased by 4.3% over the comparable prior year period. The sales increase in local currencies was higher than the increase measured in U.S. dollars primarily as a result of the weaker average exchange rates of the Mexican peso in the second quarter of 2002. The Company’s average number of consultants worldwide for the second quarter of 2002 increased to approximately 384,000, or 5.2% over the 2001 average. Consultant productivity for the second quarter of 2002 decreased 2.7% compared to the second quarter of 2001, a significant portion of which related to weaker local currencies compared to U.S. dollars. Consultant productivity is generally defined as annualized sales divided by the average number of consultants.

     In Mexico, net sales in the second quarter of 2002 decreased to $61.4 million from $63.1 million in the second quarter of 2001, a decrease of $1.7 million, or 2.7%. The decrease in sales measured in U.S. dollars was primarily due to weaker exchange rates in the second quarter of 2002, as sales in local currency were relatively constant compared to the second quarter of 2001. In Mexico, the average number of consultants for the second quarter of 2002 increased to approximately 242,000, or by 5.4% over the average number of consultants in the comparable prior year period. In local currency, consultant productivity decreased approximately 5.3% over consultant productivity in the second quarter of 2001, largely due to declining liquidity as a result of a slow-down in the economy.

     In the United States, net sales in the second quarter of 2002 increased to $23.9 million from $20.6 million in the second quarter of 2001, an increase of $3.3 million or 16.0%. The increase was primarily driven by the Hispanic Division. Net sales in the second quarter of 2002 for the Hispanic Division increased 22.4% to $16.2 million due to a combination of improved consultant productivity, an increase in the average consultant base achieved by improved sponsoring and retention and increased ordering activity. Net sales in the second quarter of 2002 for the General Division increased 3.9% to $7.7 million. In the U.S., the average number of consultants remained constant at 68,000, however, in the Hispanic Division, the average number of consultants increased 7.6% to approximately 38,000. Productivity in the Hispanic Division increased 13.8% and the number of ordering consultants improved in the Hispanic Division, as approximately 62.3% of all consultants were considered active during the period, largely due to productivity based changes in the program during the period.

     In Europe, net sales increased to $7.2 million in the second quarter of 2002, from $6.5 million in the second quarter of 2001, an increase of $0.7 million, or 10.8%. The increase was the result of increased activity and productivity, partially offset by a smaller average consultant base. The number of ordering consultants increased 5.4%, and 66.7% of all consultants were considered active. Consultant productivity increased 16.1% in the second quarter of 2002 compared to the second quarter of 2001, a portion of which was attributable to the strengthening of the euro compared to the U.S. dollar. The average consultant base decreased approximately 3.5% to 16,000.

     Sales in South America and Thailand remained constant at $5.6 million. In local currencies, sales in South America increased 20.3% and sales in Thailand increased 25.1%.

     Gross profit. Consolidated gross profit in the second quarter of 2002 increased to $75.2 million from $73.5 million in the comparable prior year period, an increase of $1.7 million, or 2.3%. Gross profit as a percentage of sales (gross margin) remained constant at 76.7%.

     In Mexico, gross margin in the second quarter of 2002 increased to 77.2% from 75.4% in the second quarter of 2001. The increase in gross margin was a due to a more favorable product mix. Resale sale products, specifically regular and redesigned products, and set promotions sold during the second quarter of 2002 contributed a greater gross margin than those sold during the second quarter of 2001.

     In the United States, gross margin in the second quarter of 2002 decreased to 77.0% from 78.2% in the second quarter of 2001. The difference was due to incrementally greater charges to cost of sales for the slow moving inventory reserve during the second quarter of 2002 compared to the second quarter of 2001. Excluding the impact of these charges, gross margin would have been 77.8% in the second quarter of 2002 compared to 77.7% in the second quarter of 2001.

     In Europe, gross margin in the second quarter of 2002 decreased to 77.8% from 81.5% in the second quarter of 2001 due to more favorable product mix in 2001.

     Selling, general and administrative expenses. SG&A expenses in the second quarter of 2002 increased to $61.0 million from $60.4 million in the second quarter of 2001, an increase of $0.6 million, or 1.0%. SG&A expenses, as a percentage of net sales, decreased in the second quarter of 2002 to 62.2% from 63.0% in the second quarter of 2001, due primarily to cost reductions in the United States and in the Company’s corporate headquarters, and the discontinuation of amortization of goodwill and trademarks pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142 (See “Recent Accounting Pronouncements”.)

     In Mexico, SG&A expenses in the second quarter of 2002 increased by $1.3 million, or 4.4% compared to the second quarter of 2001. SG&A expenses, as a percentage of net sales, in Mexico were 50.2% in the second quarter of 2002, compared to 46.8% in the second quarter of 2001. The increased SG&A expenses in Mexico related primarily to certain administrative expenses which increased primarily due to $1.8 million incremental bad debt expense in the second quarter of 2002, compared to the second quarter of 2001, due to declining consultant liquidity as a result of the general economic condition.

     In the United States, SG&A expenses in the second quarter of 2002 increased by $1.3 million, or 10.1% from the second quarter of 2001. SG&A expenses, as a percentage of net sales, in the U.S. were 59.4% in the second quarter of 2002, compared to 62.6% in the second quarter of 2001. The increased SG&A expenses were primarily attributable to additional selling expenses related to the expanded e-commerce platform during the second quarter of 2002 compared to the second quarter of 2001. Override expense also increased in total and as a percentage of sales in the second quarter of 2002 compared to the second quarter of 2001 due to increased sales of resale products and improved collections. Sales promotional expenses increased due to timing and mix of promotional programs. Administrative expenses decreased as a result of cost savings measures employed during the second quarter of 2002, compared to the second quarter of 2001.

     In Europe, SG&A expenses in the second quarter of 2002 increased by $0.4 million, or 8.2% from the second quarter of 2001 primarily due to increased administrative expenses partially related to increased bad debt expenses in Italy and the unfavorable impact of strengthening local currencies compared to U.S. dollars on expenses.

     SG&A expenses in other selling markets (South America and Thailand) and at corporate headquarters in the second quarter of 2002 decreased $2.4 million, or 18.3%, primarily as the result of administrative cost savings in corporate headquarters, the favorable impact of weakening South American currencies compared to U.S. dollars on expenses, and no trademark or goodwill amortization expense pursuant to SFAS No. 142 (See “Recent Accounting Pronouncements”) in the second quarter of 2002, compared to $0.9 million of amortization expense in the second quarter of 2001.

     Exchange loss. The Company’s foreign exchange loss was $5.9 million in the second quarter of 2002 compared to $4.5 million in the second quarter of the prior year, an increase of $1.4 million, or 31.1%. Foreign exchange losses and gains result from three primary sources; gains and losses on forward and option contracts, including the amortization of other comprehensive income (loss) into exchange loss, gains and losses due to the remeasurement of U.S. dollar-denominated debt, and gains and losses arising from other foreign currency denominated transactions. Most of the Company’s foreign exchange gains and losses result from its foreign currency exposure to the Mexican peso. During the second quarter of 2002, the Company recognized $4.0 million of exchange losses on the remeasurement of U.S. dollar-denominated debt, $1.9 million of exchange losses on other foreign currency transactions, $0.9 million of exchange losses (including amortization of other comprehensive income (loss)) on forward contracts and $0.9 million of exchange gains (including amortization of other comprehensive income (loss)) on option contracts. During the second quarter of 2001, the Company recognized $6.2 million of exchange losses on forward contracts, resulting from the strengthening of the Mexican peso against the U.S. dollar during the period and exchange losses of $0.3 million on other foreign currency transactions. These exchange losses were partially offset by an exchange gain of $2.0 million on the remeasurement of U.S. dollar-denominated debt. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

     Interest expense. Net interest expense (including amortization of deferred financing fees) in the second quarter of 2002 decreased to $2.9 million from $3.4 million, a decrease of $0.5 million, or 14.7%. The decrease was due to a combination of lower average balances on the term loan and revolving credit line, and lower interest rates on those borrowings. The lower interest rates reflected a decrease in the general market interest rates.

     Income tax expense. Income tax expense decreased to $1.6 million in the second quarter of 2002, compared to $3.1 million in the second quarter of 2001, a decrease of $1.5 million, or 48.4%. The Company’s effective income tax rate decreased to approximately 28.6% compared to 60.8% for the comparable period of the prior year. The reduced effective tax rate was primarily due to the release of valuation allowances against certain deferred tax assets in the United States. Excluding the impact of the release of the valuation allowance of $1.1 million, the effective tax rate would have been 48.2% for the three months ended June 30, 2002.

     Net income. Net income was $4.0 million for the second quarter of 2002, a $2.0 million increase compared to $2.0 million in 2001. The increase was due to a $1.7 million increase in gross profit, a $0.5 million decrease in interest expense, $0.3 million of increase in other, net, a $1.5 million decrease in income tax expense, partially offset by a $0.6 million increase in SG&A, and a $1.4 million increase in exchange loss.

Six months ended June 30, 2002 compared to the Six months ended June 30, 2001

						Corporate,
	United			All	Total	Unallocated	Consolidated
Dollars in millions	States	Mexico	Europe	others	Segments	and Other	Total

Six Months Ended June 30, 2002
Net sales	$44.8	$127.9	$13.0	$11.5	$197.2	$—	$197.2
Cost of sales	9.8	30.8	2.8	3.4	46.8	(0.9)	45.9

Gross profit	35.0	97.1	10.2	8.1	150.4	0.9	151.3
Selling, general and administrative expenses	27.9	62.8	9.9	10.9	111.5	9.9	121.4

Operating income (loss)	$7.1	$34.3	$0.3	$(2.8)	$38.9	$(9.0)	$29.9

Six Months Ended June 30, 2001
Net sales	$38.9	$119.2	$12.7	$11.2	$182.0	$—	$182.0
Cost of sales	8.7	29.1	2.4	3.0	43.2	(0.6)	42.6

Gross profit	30.2	90.1	10.3	8.2	138.8	0.6	139.4
Selling, general and administrative expenses	26.2	55.0	9.9	11.4	102.5	12.6	115.1

						Corporate,
						Unallocated and
Dollars in millions	United States	Mexico	Europe	All others	Total Segments	Other	Consolidated Total

Operating income (loss)	$4.0	$35.1	$0.4	$(3.2)	$36.3	$(12.0)	$24.3

     Net sales. Net sales for the six months ended June 30, 2002 increased to $197.2 million from $182.0 million for the six months ended June 30, 2001, an increase of $15.2 million or 8.4%. The effects of foreign currency translation had no material impact on total sales growth during the first six months of 2002 compared to the first six months of 2001. The Company’s average number of consultants worldwide for the six months ended June 30, 2002 increased to approximately 379,000 or 7.7% over the 2001 average. Consultant productivity remained constant for each period.

     In Mexico, net sales for the six months ended June 30, 2002 increased to $127.9 million from $119.2 million for the six months ended June 30, 2001, an increase of $8.7 million or 7.3%. In local currency, sales increased 5.8% over the comparable prior year period. In Mexico, the average number of consultants for the six months ended June 30, 2002 increased to approximately 240,000, or by 9.3% over the average number of consultants in the comparable prior year period. In local currency, consultant productivity decreased 3.2% over consultant productivity during the first six months of 2001 and the number of ordering consultants decreased to 47.2% of consultants compared to 51.1% in the prior year.

     In the United States, net sales for the six months ended June 30, 2002 increased to $44.8 million from $38.9 million for the six months ended June 30, 2001, an increase of $5.9 million or 15.2%. Sales in the Hispanic Division increased 19.1% and sales in the General Division increased 8.6% for the first six months of 2002 compared to the first six months of 2001. The period to period sales increase was primarily due to a larger consultant base and improved consultant productivity. In the U.S., the average number of consultants increased 2.9% to 68,000. Consultant productivity increased 10.5% for the six months ended June 30, 2002, compared to the six months ended June 30, 2001. The increased productivity was due to certain productivity related changes in the program during the second quarter of 2002, as well as the favorable impact on productivity from the e-commerce program launched in June 2001. The number of ordering consultants also increased to 61.0% of consultants in the Hispanic Division and 49.8% of consultants in the General Division.

     In Europe, net sales for the six months ended June 30, 2002 increased to $13.0 million from $12.7 million for the six months ended June 30, 2001, an increase of $0.3 million, or 2.4%. The increase was the result of increased activity and productivity, partially offset by a smaller average consultant base. Consultant productivity increased 3.8% in the first six months of 2002, compared to the first six months of 2001, partially due to more favorable exchange rates. The number of ordering consultants increased and 64.3% of all consultants were considered active. The average number of consultants decreased 1.1% to approximately 16,000 for the six months ended June 30, 2002.

     Sales in South America and Thailand for the six months ended June 30, 2002 increased to $11.5 million from $11.2 million for the six months ended June 30, 2001, an increase of $0.3 million, or 2.7%. In local currencies, sales in South America increased 20.0% and sales in Thailand increased 25.5%.

     Gross profit. Consolidated gross profit for the six months ended June 30, 2002 increased to $151.3 million from $139.4 million in the comparable prior year period, an increase of $11.9 million, or 8.5%. Gross profit as a percentage of sales (gross margin) increased to 76.7% from 76.6%.

     In Mexico, gross margin for the six months ended June 30, 2002 increased to 75.9% from 75.6% in the comparable prior year period. The increase in gross margin was primarily attributable to a more favorable product mix. Resale sale products, including new products, contributed a greater gross margin during the six months ended June 30, 2002, than those sold during the six months ended June 30, 2001. The increased margin due to a more favorable product mix was partially offset by the amortization of deferred exchange losses into cost of sales and incrementally higher expenses related to slow moving inventory reserve charges. During the first six months of 2002, approximately $0.6 million of losses were reclassified into cost of sales from other comprehensive income in conjunction with hedge accounting pursuant to SFAS 133, compared to a nominal amount for the first six months of 2001. Additionally, during the first six months of 2002, $0.4 million of incremental slow moving inventory reserve charges were recorded.

     In the United States, gross margin for the six months ended June 30, 2002 increased to 78.1% from 77.6% in the comparable prior year period. The increase in gross margin was related to increased sales of new products, which contributed a greater gross margin.

     In Europe, gross margin for the six months ended June 30, 2002 decreased to 78.5% from 81.1% for the comparable prior year period. The decrease in gross margin was due to more favorable product mix in 2001.

     Selling, general and administrative expenses. SG&A expenses for the six months ended June 30, 2002 increased to $121.4 million from $115.1 million for the six months ended June 30, 2001, an increase of $6.3 million, or 5.5%. SG&A expenses, as a percentage of net sales, decreased for the first six months of 2002 to 61.6% from 63.2% for the first six months of 2001, due primarily to cost savings in the United States and in the Company’s corporate headquarters, and the discontinuation of amortization of goodwill and trademarks pursuant to SFAS No. 142 (See “Recent Accounting Pronouncements”.)

     In Mexico, SG&A expenses for the six months ended June 30, 2002 increased by $7.8 million, or 14.2% compared to the six months ended June 30, 2001. SG&A expenses, as a percentage of net sales, in Mexico were 49.1% during the first six months of 2002, compared to 46.1% for the first six months of 2001. The increased SG&A expenses in Mexico related primarily to sales promotional expenses, freight expenses and certain administrative expenses. Sales promotional expenses and freight expenses tend to increase proportionally with sales. However, sale promotional expenses increased proportionally more than sales due to increased promotional activity to combat the difficult economic environment. Freight expenses increased proportionally more than sales due to increased orders, average higher packaging costs and certain transitional expenses related to opening a new distribution center. Administrative expenses increased primarily due to $2.9 million incremental bad debt expense in the first six months of 2002, compared to the first six months of 2001, due to declining consultant liquidity as a result of the general economic condition.

     In the United States, SG&A expenses for six months ended June 30, 2002 increased by $1.7 million, or 6.5% compared to the six months ended June 30, 2001. SG&A expenses, as a percentage of net sales, in the U.S. were 62.3% during the first six months of 2002, compared to 67.4% for the first six months of 2001. The increased SG&A expenses were primarily attributable to additional selling expenses, additional override expenses, partially offset by decreased sales promotional and administrative expenses. The expanded e-commerce platform was launched in June 2001, which resulted in incrementally more selling expenses for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Override payments, which tend to increase proportionally with sales, also increased in total, but were relatively constant as a percentage of sales. Sales promotional expenses decreased in total and as a percentage of sales due to timing and mix of sales promotional programs. Administrative expenses decreased due to cost saving measures implemented during the six months ended June 30, 2002.

     In Europe, SG&A expenses in the first half of 2002 were relatively constant in total at $9.9 million. SG&A expenses, as a percentage of net sales, were 76.1% for the six months ended June 30, 2002, compared to 80.0% for the six months ended June 30, 2001.

     SG&A expenses in other selling markets (South America and Thailand) and at corporate headquarters for the six months ended June 30, 2002 decreased $3.2 million, or 13.3%, primarily as the result of reduced sales promotional expenses and administrative expenses in the South American entities, administrative cost savings in corporate headquarters and no goodwill or trademark amortization expense pursuant to SFAS No. 142 (See “Recent Accounting Pronouncements”) in 2002, compared to $1.7 million of amortization expense in 2001.

     Exchange loss. The Company’s foreign exchange loss was $5.4 million for the six months ended June 30, 2002 compared to $6.7 million for the six months ended June 30, 2001, a decrease of $1.3 million, or 19.4%. During the six months ended June 30, 2002, the Company recognized $1.4 million of exchange losses related to forward contracts, $0.9 million of exchange gains related to option contracts, $3.4 million of exchange losses on the remeasurement of U.S. dollar-denominated debt and $1.5 million of exchange losses on other foreign currency transactions. During the first six months of 2001, the Company recognized $9.6 million of exchange losses on forward contracts, resulting from the strengthening of the Mexican peso against the U.S. dollar, and exchange losses on other foreign currency transactions of $0.1 million, partially offset by an unrealized exchange gain of $3.0 million on the remeasurement of U.S. dollar-denominated debt. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

     Interest expense. Net interest expense (including amortization of deferred financing fees) for the first six months of 2002 decreased to $5.9 million from $6.9 million for the first six months of 2001, a decrease of $1.0 million, or 14.5%. The decrease was due to a combination of lower average balances on the term loan and revolving credit line, and lower interest rates on those borrowings. The lower interest rates reflected a decrease in the general market interest rates.

     Income tax expense. Income tax expense decreased to $4.8 million for the first six months of 2002, compared to $6.1 million for the first six months of 2001, a decrease of $1.3 million, or 21.3%. The Company’s effective income tax rate decreased to approximately 25.7% compared to 56.6% for the comparable period of the prior year. The reduced effective tax rate was primarily due to the release of valuation allowances against certain deferred tax assets in the United States and the impact of the enactment of changes in Mexico’s future corporate statutory rates on net deferred tax liabilities during the first quarter of 2002. Excluding the impact of the release of the valuation allowance of $2.3 million and the impact of the enactment of changes in the Mexico rate of $1.2 million, the effective tax rate would have been 44.4% compared to 25.7% for the six months ended June 30, 2002.

     Net income. Net income was $13.9 million for the first six months of 2002, a $9.4 million increase, compared to $4.5 million for the first six months of 2001. The increase was due to an $11.9 million increase in gross profit, a $1.3 million decrease in exchange loss, a $1.0 million decrease in interest expense, $0.5 million increase in other, net, a $1.3 million decrease in income tax expense, partially offset by $6.3 million increase in SG&A, and a $0.3 million increase in the cumulative effect of accounting change. .

Liquidity and Capital Resources

     The Company’s liquidity needs arise primarily from principal and interest payments under its 11.75% Subordinated Notes due 2008 (“Notes”), and the Senior Credit Agreement consisting of the term loan facility and the revolving credit facility. The Notes represent several obligations of Jafra Cosmetics International, Inc. (“JCI”) and Jafra Cosmetics International, S.A. de C.V. (“Jafra S.A.”) in the original principal amount of $60 million and $40 million (currently at $45.1 million and $30.1 million), respectively, with each participating on a pro rata basis upon redemption. The Notes mature in 2008 and bear a fixed interest rate of 11.75% payable semi-annually.

     The Notes are unsecured and are generally non-callable for five years. Thereafter, the Notes will be callable at premiums declining to par in the eighth year. The Company may from time to time repurchase the Notes in the open market. The Company has obtained Consent and Waivers to the Senior Credit Agreement that allow the Company to repurchase the Notes in the open market, with the aggregate purchase price for all such Notes repurchased not to exceed $50.0 million. Aggregate repurchases as of June 30, 2002 were $24.8 million.

     Borrowings under the Senior Credit Agreement are payable in quarterly installments of principal and interest through April 30, 2004. Scheduled term loan principal payments under the term loan facility will be approximately $5.5 million, $4.5 million, and $2.0 million for each of the years from 2002 through 2004, respectively. During the six months ended June 30, 2002 the Company made an additional unscheduled principal payment on the term loan of $2.5 million. Borrowings under the revolving credit facility ($4.5 million as of June 30, 2002) mature on April 30, 2004. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 1.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 0.5%, plus an applicable margin not to exceed 0.625%). The interest rate in effect at June 30, 2002 was approximately 3.5% for the LIBOR-based borrowings, and approximately 5.4% for the prime-based borrowings. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra S.A. During the three and six months ended June 30, 2002, cash paid for interest was approximately $4.7 million and $5.0 million, respectively.

     Both the indenture dated as of April 30, 1998 (the “Indenture”), under which the Notes were issued, and the Senior Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. The Indenture and the Senior Credit Agreement also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. As of June 30, 2002, the Company was in compliance with all covenants. As of June 30, 2002, the Company had irrevocable standby letters of credit outstanding totaling $2.9 million.

     The Company’s Mexican subsidiary, Jafra S.A., is party to an unsecured bank loan agreement. As of June 30, 2002, Jafra S.A. had an outstanding balance under the bank loan agreement of the peso equivalent of $1.2 million at a weighted average annual interest rate of 18.6%. Principal and interest payments are due monthly through January 25, 2005. As of June 30, 2002, $0.6 million of this loan is classified as short-term debt and $0.6 million of this loan is classified as long-term debt in the accompanying consolidated balance sheets.

     The Company believes, but no assurance can be given, that its existing cash, cash flow from operations and availability under the Senior Credit Agreement will provide sufficient liquidity to meet the Company’s cash requirements and working capital needs over the next twelve months.

Cash Flows

     Net cash provided by operating activities was $12.0 million for the six months ended June 30, 2002, consisting of $24.5 million provided by net income plus depreciation, amortization, and other non-cash items included in net income, partially offset by $12.5 million used in changes in operating assets and liabilities. The significant elements of net cash used in changes in operating assets and liabilities during the six months ended June 30, 2002 were an increase of $3.4 million in accounts receivable, a reduction of $12.1 million in accounts payable and accrued liabilities, and a reduction of $2.3 million in income taxes payable/prepaid, partially offset by a reduction in inventories of $2.1 million and a reduction in prepaid expenses and other current assets of $2.0 million.

     Net cash used in investing activities was $4.9 million for the six months ended June 30, 2002, of which $4.9 million was used for capital expenditures, consisting primarily of information system upgrades. Capital expenditures in 2002 are expected to be approximately $11.0 million.

     Net cash used in financing activities was $2.2 million for the six months ended June 30, 2002, and consisted of $4.6 million of repayment under the term loan facility, and $0.3 million net repayment of other bank debt, partially offset by $2.7 million of borrowings under the revolving credit facility.

     The effect of exchange rate changes on cash was $1.5 million for the six months ended June 30, 2002, relating primarily to fluctuations in the exchange rates in Mexico and South America.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) approved two new statements: SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and other Intangible Assets.” SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 with regards to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company adopted SFAS No. 142 on January 1, 2002. In accordance with such adoption, the Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. During the six months ended June 30, 2002, the Company completed the transitional goodwill impairment test required by SFAS No. 142. Due to the general market uncertainty in Colombia, the Company revised its projections and recorded an impairment loss of $0.2 million associated with its Colombia reporting unit. No other impairment was identified. The impairment loss was recorded as a cumulative effect of accounting change on the accompanying Consolidated Statements of Operations. The changes in the carrying amount of goodwill for the six months ended June 30, 2002 were as follows (in millions):

	United			All	Consolidated
Goodwill	States	Mexico	Europe	Others	Total

Balance as of December 31, 2001	$32.2	$32.4	$5.9	$0.6	$71.1
Translation effect	—	(2.6)	(0.4)	(0.1)	(3.1)
Impairment losses	—	—	—	(0.2)	(0.2)

Balance as of June 30, 2002	$32.2	$29.8	$5.5	$0.3	$67.8

     The Company’s other intangible assets consist of trademarks. During the six months ended June 30, 2002, the Company determined trademarks to have an indefinite life and performed the transitional impairment test as required under SFAS No. 142. Based upon the transitional test, the Company determined that there was no impairment of trademarks. The carrying value of trademarks was $46.5 million as of June 30, 2002.

     In accordance with SFAS No. 142, the Company discontinued amortization of goodwill and other intangible assets with an indefinite life. A reconciliation of previously reported net income to amounts adjusted for the exclusion of goodwill and trademark amortization, net of the related income tax effects, where applicable, is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$4.0	$2.0	$13.9	$4.5
Goodwill amortization, net of tax	—	0.5	—	0.8
Trademark amortization, net of tax	—	0.2	—	0.5

Adjusted net income	$4.0	$2.7	$13.9	$5.8

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

     In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” This new guidance provides that consideration from a vendor to a reseller is generally presumed to be a reduction of the selling prices of the vendor’s products, and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. On January 1, 2002, the Company adopted EITF Issue No. 01-9 and reclassified commissions paid to consultants of $1.0 million and $1.9 million on their personal sales, previously reported as a component of selling, general and administrative expenses, as a reduction in net sales for the three and six months ended June 30, 2001, respectively.

     In June 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the impact that this statement may have on any potential future exit or disposal activities.

Non-U.S. Operations

     Sales outside of the United States aggregated approximately 76% and 77% of the Company’s total net sales for the three and six months ended June 30, 2002, respectively, and 78% and 79% for the three and six months ended June 30, 2001, respectively. In addition, as of June 30, 2002, non-U.S. subsidiaries comprised approximately 73% of the Company’s consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. In 2001 and 2002, the Company entered into foreign currency forward contracts in Mexican pesos and in 2002, the Company entered into foreign currency option contracts in Mexican pesos to reduce the effect of potentially adverse exchange rate fluctuations in Mexico.

     The Company’s subsidiary in Mexico, Jafra S.A., generated approximately 63% and 65% of the Company’s net sales for the three and six months ended June 30, 2002, respectively, and 66% for each of the three and six month periods ended June 30, 2001, all of which were denominated in Mexican pesos. At June 30, 2002, Jafra S.A. had $35.4 million of U.S. dollar-denominated third party debt. Gains and losses from remeasuring such debt to the U.S. dollar from the peso are included as a component of net income. Jafra S.A. recognized a loss of $4.0 million and $3.4 million for the three and six months ended June 30, 2002, respectively, on the remeasurement of this U.S. dollar-denominated debt and a net loss of $0.5 on foreign currency forward and option contracts for each of the three and six months periods ended June 30, 2002.

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

Business Trends and Initiatives

     The Company has experienced significant sales growth and an increased concentration of sales in Mexico over the last three years, due primarily to increases in the number of consultants. The Company’s Mexican subsidiary generated 63% and 65% of the Company’s consolidated net sales for the three and six months ended June 30, 2002, respectively, compared to 66% for the full year in 2001. The year-to-year sales growth in Mexico for the six months ended June 30, 2002 was approximately 7% in U.S. dollars and 6% in local currency. Mexico reported a quarter-to-quarter sales decline for the three months ended June 30, 2002 of 3% in U.S. dollars, and relatively constant sales in local currency. Assuming a continued stable economic environment, the Company intends to continue to grow its revenues and consultant base in Mexico at approximately 10% per year.

     The Company is employing a strategy to leverage diversification through growth in other markets besides Mexico. The U.S. subsidiary has created distinct business divisions to recognize the distinct elements of its General and Hispanic customer groups. Net sales in the U.S. for the three and six months ended June 30, 2002 increased 16% and 15%, respectively, versus the comparable period of the prior year. The U.S. plans to implement a number of strategies in 2002, including continued focus on doing business via e-commerce and an emphasis on sponsoring new consultants, retaining current consultants, productivity related changes in the program and strengthening consultant leadership to stimulate sales growth in the mid double digits over 2001 levels.

     Net sales in Europe had been on a downward trend for the past three years until this year. European sales have declined from approximately 11% of the Company’s business in 1999 to 7% of the Company’s business in the six months ended June 30, 2002. However, the European operations reported sales increases of 11% and 2% for the three and six months ended June 30, 2002, respectively and have reported stability in some key operating indicators including only a slight decline in the number of consultants compared to 2001. While no assurance can be given, the Company expects to achieve a slightly higher level of European sales in year 2002 than was achieved in 2001.

     Sales in U.S. dollars in the South American region grew by approximately 1% in six months ended June 30, 2002 compared to the prior year, and were up approximately 20% in local currencies. In 2001, net sales generated by subsidiaries in the South American region were approximately 5% of consolidated sales. The Company expects the region to contribute approximately 6% of consolidated sales for 2002.

     The Company expects, but no assurance can be given, that all major markets will report increases in sales in 2002, compared to 2001. The Company expects, but no assurance can be given, that as a percentage of 2002 consolidated net sales, sales in the U.S., Mexico, Europe and South America will remain relatively constant.

Information Concerning Forward-Looking Statements

     Certain of the statements contained in this report (other than the Company’s consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in “—Liquidity and Capital Resources” concerning the Company’s belief that it will have sufficient liquidity to meet its cash requirements and working capital needs over the next twelve months; (ii) the statement in “—Cash Flows” that total capital expenditures in 2002 are expected to be approximately $11.0 million; (iii) the statements in “—Business Trends and Initiatives” that (a) assuming a continued stable economic environment, the Company intends to continue to grow its revenues and consultant base in Mexico at approximately 10% per year; (b) the Company’s expectation that U.S. sales growth will be in the mid double digits over 2001 levels; (c) the Company expects to achieve a slightly higher level of European sales in year 2002 than was achieved in 2001; (d) the Company’s expectation that the percentage of net sales in South America will increase to approximately 6% of consolidated sales for 2002; (e) the Company’s expectation that all major markets will report increases in sales in 2002; and (f) the Company’s expectation that as a percentage of 2002 consolidated net sales, sales in the U.S., Mexico, Europe and South America will remain relatively constant; and (iv) other statements as to management’s or the Company’s expectations or beliefs presented in this ''Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’

     Forward-looking statements are based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. The factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (including, without limitation, those discussed in “Business—Strategy,” “—International Operations,” “—Distribution,” “—Manufacturing,” “—Management Information Systems,” “—Environmental Matters,” “Properties,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Results of Operations,” “—Liquidity and Capital Resources,” “—Foreign Operations,” and “European Economic and Monetary Union”), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks arising from transactions in the normal course of its business, and from debt incurred in connection with the Acquisition. Such risks are principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company’s credit standing. See disclosures under Item 7a, “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s annual report on Form 10-K for the year ended December 31, 2001. During the first six months 2002, the Company received a favorable upgrade to its outlook rating from a particular credit agency. No other significant changes have occurred during the first six months of 2002 in relation to the interest rate risk or its credit standing.

Foreign Currency Risk

     The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. All intercompany product sales are denominated in U.S. dollars. In addition, 77% of the Company’s revenue for first six months of 2002 was generated in countries with a functional currency other than the U.S. dollar. As a result, the Company’s earnings and cash flows for the six months ended June 30, 2002 are exposed to fluctuations in foreign currency exchange rates.

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

     The outstanding foreign currency forward contracts had notional values denominated in Mexican pesos of $333,000,000 in equal offsetting buy and sell positions at June 30, 2002 and $976,000,000 in a buy position at June 30, 2001. The contracts outstanding at June 30, 2002 mature at various dates extending to November 2002 and the contracts outstanding at June 30, 2001 matured at various dates through June 2002. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The table below describes the forward contracts that were outstanding at June 30, 2002 and 2001 (in thousands):

June 30, 2002:

			Weighted
	Forward		Average
	Position in	Maturity	Contract	Fair Value in
Foreign Currency	Mexican Pesos(1)	Date	Rate	U.S. Dollars(1)

Buy US Dollar/sell Mexican Peso	$48,000	7/31/02	10.07	$36
Sell US Dollar/buy Mexican Peso	(48,000)	7/31/02	9.16	435
Buy US Dollar/sell Mexican Peso	100,000	8/30/02	10.05	(18)
Sell US Dollar/buy Mexican Peso	(100,000)	8/30/02	9.21	917
Buy US Dollar/sell Mexican Peso	45,000	9/30/02	10.09	(20)
Sell US Dollar/buy Mexican Peso	(45,000)	9/30/02	9.25	418
Buy US Dollar/sell Mexican Peso	110,000	10/31/02	10.09	(128)
Sell US Dollar/buy Mexican Peso	(110,000)	10/31/02	9.31	1,014
Buy US Dollar/sell Mexican Peso	30,000	11/29/02	10.27	(4)
Sell US Dollar/buy Mexican Peso	(30,000)	11/29/02	9.33	286

	$—			$2,936

June 30, 2001:

			Weighted
	Forward		Average
	Position in	Maturity	Contract	Fair Value in
Foreign Currency	Mexican Pesos(1)	Date	Rate	U.S. Dollars(1)

Buy US Dollar/sell Mexican Peso	$95,000	7/31/01	10.38	$1,293
Buy US Dollar/sell Mexican Peso	122,000	8/31/01	10.32	1,490
Buy US Dollar/sell Mexican Peso	126,000	9/28/01	10.39	1,525
Buy US Dollar/sell Mexican Peso	25,000	10/30/01	10.70	349
Buy US Dollar/sell Mexican Peso	110,000	10/31/01	10.71	1,538
Buy US Dollar/sell Mexican Peso	69,716	11/30/01	10.24	631
Buy US Dollar/sell Mexican Peso	44,000	12/27/01	10.71	545
Buy US Dollar/sell Mexican Peso	41,000	12/31/01	10.90	573
Buy US Dollar/sell Mexican Peso	78,715	1/31/02	10.30	632
Buy US Dollar/sell Mexican Peso	51,787	02/28/02	10.38	413
Buy US Dollar/sell Mexican Peso	94,371	03/27/02	10.46	745
Buy US Dollar/sell Mexican Peso	49,000	04/30/02	10.29	270
Buy US Dollar/sell Mexican Peso	41,000	05/31/02	9.97	79
Buy US Dollar/sell Mexican Peso	28,000	06/28/02	9.91	20

	$975,589			$10,103

(1)	The Fair Value of the forward positions presented above, an unrealized loss of $2,936,000 and $10,103,000 at June 30, 2002 and 2001, respectively, has been recorded in accrued liabilities in the consolidated balance sheets.

     The following table provides information about the details of the Company’s option contracts as of June 30, 2002 (in thousands):

	Coverage in		Fair Value in
Foreign Currency	Mexican Pesos(1)	Average Strike Price	U.S. Dollars(1)	Maturity Date

At June 30, 2002:
Purchased Puts (Company may sell Peso/buy USD)
Mexican Peso	$193,000	9.60 – 9.83	$(848)	July – Sept. 2002
Mexican Peso	225,000	9.97 – 10.15	(863)	Oct. – Dec. 2002
Mexican Peso	149,000	10.31 – 10.48	(635)	Jan. – Mar. 2003
Mexican Peso	77,000	11.05 – 11.22	(155)	Apr. – May 2003

	$644,000		$(2,501)

Written Calls (Counterparty may buy Peso/sell USD)
Mexican Peso	$193,000	9.02	$3	July – Sept. 2002
Mexican Peso	225,000	9.01 – 9.02	10	Oct. – Dec. 2002
Mexican Peso	149,000	9.01 – 9.02	36	Jan. – Mar. 2003
Mexican Peso	77,000	9.50 – 9.58	62	Apr. – May 2003

	$644,000		$111

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

CDRJ Investments (Lux) S.A.

/s/ RONALD B. CLARK

Ronald B. Clark
Chief Executive Officer of the Advisory Committee and Director

/s/ MICHAEL A. DIGREGORIO

Michael A. DiGregorio
Senior Vice President and Chief Financial Officer of the Advisory Committee (Principal Financial Officer)
August 13, 2002