Form 10-Q
period 2002-09-30
CDRJ INVESTMENTS LUX S A
filed 2002-11-13
CIK 1068906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☐   NO  ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐   NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common stock, par value $2.00 per share, outstanding at November 8, 2002 831,888 shares

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

Index to Financial Statements and Exhibits
Filed with the Quarterly Report of the Company on Form 10-Q
For the Three and Nine Months Ended September 30, 2002

*	Jafra S.A. and JCI have fully and unconditionally guaranteed the obligations under the Notes of the other on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. As such, the Parent is filing separate financial statements of JCI and Jafra S.A. in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,009	$6,748
Receivables, net	45,506	43,898
Inventories	39,220	40,515
Prepaid income taxes	75	—
Prepaid expenses and other current assets	5,468	7,851
Deferred income taxes	2,392	55

Total current assets	103,670	99,067
Property and equipment, net	59,540	59,598
Other assets:
Goodwill	66,981	71,148
Trademarks	45,224	50,560
Deferred financing fees and other, net	8,067	10,763

Total	$283,482	$291,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,748	$6,188
Accounts payable	19,807	26,516
Accrued liabilities	41,171	40,916
Income taxes payable	5,806	7,130
Deferred income taxes	4,914	4,094

Total current liabilities	78,446	84,844
Long-term debt	78,554	86,901
Deferred income taxes	17,477	20,311
Other long-term liabilities	3,496	3,088

Total liabilities	177,973	195,144

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $2.00; authorized, 1,020,000 shares; issued and outstanding, 831,888 shares in 2002 and 2001	1,664	1,664
Additional paid-in capital	81,921	81,921
Retained earnings	33,211	18,373
Accumulated other comprehensive loss	(11,287)	(5,966)

Total stockholders’ equity	105,509	95,992

Total	$283,482	$291,136

See accompanying notes to consolidated financial statements

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$94,926	$92,423	$292,123	$274,423
Cost of sales	21,991	20,194	67,878	62,824

Gross profit	72,935	72,229	224,245	211,599
Selling, general and administrative expenses	59,048	57,871	180,456	172,973

Income from operations	13,887	14,358	43,789	38,626
Other income (expense):
Exchange loss, net	(5,049)	(1,261)	(10,472)	(7,963)
Interest expense, net	(2,878)	(3,160)	(8,735)	(10,006)
Other, net	(28)	32	268	(198)

Income before income taxes and cumulative effect of accounting change	5,932	9,969	24,850	20,459
Income tax expense	4,966	4,582	9,768	10,649

Income before cumulative effect of accounting change	966	5,387	15,082	9,810
Cumulative effect of accounting change, net of income tax expense of $82 in 2001	—	—	(244)	126

Net income	$966	$5,387	$14,838	$9,936

See accompanying notes to consolidated financial statements

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income	$14,838	$9,936
Cumulative effect of accounting change, net of taxes	244	(126)

Income before cumulative effect of accounting change	15,082	9,810
Adjustments to reconcile income before cumulative effect of accounting change to net cash provided by operating activities:
Gain on sale of property and equipment	(88)	—
Depreciation and amortization	3,834	5,983
Amortization of deferred financing fees	1,063	1,073
Provision for uncollectible accounts receivable	9,831	4,087
Unrealized foreign exchange and derivative loss	9,042	1,320
Deferred realized foreign exchange gain (loss)	515	(721)
Deferred income taxes	(3,504)	—
Changes in operating assets and liabilities:
Receivables	(15,117)	(15,529)
Inventories	(1,604)	(594)
Prepaid expenses and other current assets	3,086	4,158
Other assets	1,323	1,067
Accounts payable and accrued liabilities	(528)	(6,748)
Income taxes payable/prepaid	(517)	6,428
Other long-term liabilities	408	626

Net cash provided by operating activities	22,826	10,960

Cash flows from investing activities:
Proceeds from sale of property and equipment	231	—
Purchases of property and equipment	(7,605)	(6,463)
Other	(303)	(160)

Net cash used in investing activities	(7,677)	(6,623)

Cash flows from financing activities:
Repayments under term loan facility	(5,375)	(3,375)
Net borrowings (repayments) under revolving credit facility	(1,800)	200
Net (repayments) borrowings under bank debt	(479)	1,367
Issuance of common stock	—	33
Net repurchase of common stock	—	(654)

Net cash used in financing activities	(7,654)	(2,429)

Effect of exchange rate changes on cash	(3,234)	(1,261)

Net increase in cash and cash equivalents	4,261	647
Cash and cash equivalents at beginning of period	6,748	5,838

Cash and cash equivalents at end of period	$11,009	$6,485

See accompanying notes to consolidated financial statements

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     The unaudited interim consolidated financial statements of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme, (the “Parent”) and subsidiaries (together with the Parent, the “Company”) as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s consolidated financial statements as of September 30, 2002 and for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Parent, a Luxembourg société anonyme, Jafra Cosmetics International, Inc., a Delaware corporation (“JCI”), Jafra Cosmetics International, S.A. de C.V., a sociedad anonima de capital variable organized under the laws of the United Mexican States (“Jafra S.A.”), and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. (“CD&R”), to acquire (the “Acquisition”) the worldwide Jafra Cosmetics business (the “Jafra Business”). JCI and Jafra S.A. are indirect wholly-owned subsidiaries of the Parent. The Parent is a holding company that conducts all its operations through its subsidiaries.

     The functional currency of certain of the Company’s foreign subsidiaries generally consists of currencies other than the U.S. dollar. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive loss.

     In July 2001, the Financial Accounting Standards Board (“FASB”) approved two new statements: Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and other Intangible Assets.” SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 with respect to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company adopted SFAS No. 142 on January 1, 2002. In accordance with such adoption, the Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. During the nine months ended September 30, 2002, the Company completed the transitional goodwill impairment test required by SFAS No. 142. Due to the general market uncertainty in Colombia, the Company revised its projections and recorded an impairment loss of $244,000 associated with its Colombia reporting unit. No other impairment was identified. The impairment loss has been recorded as a cumulative effect of accounting change on the accompanying Consolidated Statements of Operations. The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

	United			All	Consolidated
Goodwill	States	Mexico	Europe	Others	Total

Balance as of December 31, 2001	$32,188	$32,401	$5,937	$622	$71,148
Translation effect	—	(3,418)	(389)	(116)	(3,923)
Impairment losses	—	—	—	(244)	(244)

Balance as of September 30, 2002	$32,188	$28,983	$5,548	$262	$66,981

     The Company’s other intangible assets consist of trademarks. During the nine months ended September 30, 2002, the Company determined trademarks to have an indefinite life and performed the transitional impairment test as required under SFAS No. 142. Based upon the transitional test, the Company determined that there was no impairment of trademarks. The carrying value of trademarks was $45,224,000 as of September 30, 2002.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In accordance with SFAS No. 142, the Company discontinued amortization of goodwill and other intangible assets with an indefinite life. A reconciliation of previously reported net income to amounts adjusted for the exclusion of goodwill and trademark amortization, net of the related income tax effects, where applicable, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$966	$5,387	$14,838	$9,936
Goodwill amortization, net of tax	—	387	—	1,206
Trademark amortization, net of tax	—	230	—	669

Adjusted net income	$966	$6,004	$14,838	$11,811

     In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” This new guidance provides that consideration from a vendor to a reseller is generally presumed to be a reduction of the selling prices of the vendor’s products, and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. On January 1, 2002, the Company adopted EITF Issue No. 01-9 and reclassified commissions paid to consultants of $877,000 and $2,793,000 on their personal sales, previously reported as a component of selling, general and administrative expenses, as a reduction in net sales for the three and nine months ended September 30, 2001, respectively.

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

     Certain reclassifications were made to the prior period financial statements to conform to current period presentation.

(2) Inventories

     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2002	2001

Raw materials and supplies	$4,922	$7,780
Finished goods	34,298	32,735

Total inventories	$39,220	$40,515

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) Property and Equipment

     Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2002	2001

Land	$16,605	$17,833
Buildings	17,450	18,523
Machinery, equipment and other	39,438	34,640

	73,493	70,996
Less accumulated depreciation	13,953	11,398

Property and equipment, net	$59,540	$59,598

(4) Income Taxes

     The actual income tax rate of the Company differs from the U.S. and Mexico federal corporate rate of 35% to income before income taxes, for the three and nine months ended September 30, 2002 principally as a result of (i) a lower effective tax rate in the Mexico entity, Jafra S.A., as the result of the enactment of changes in Mexico’s future corporate statutory tax rates and the related impact on Jafra S.A.’s net deferred income tax liabilities of $1,167,000 and (ii) the release of valuation allowances of $2,337,000 against certain foreign tax credits in the United States. These were offset by state income taxes in the United States and valuation allowances provided against certain operating losses in South America and Europe. The enactment in Mexico will reduce the Mexico corporate income tax rate annually in one-percent increments from the current 35% to 32% beginning January 1, 2003 through 2005.

(5) Comprehensive Income

     Comprehensive income is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$966	$5,387	$14,838	$9,936
Unrealized and deferred realized (loss) gain on derivatives	(137)	1,429	203	(2,598)
Reclassification of deferred realized (loss) gain to exchange loss	539	186	882	481
Reclassification of deferred realized (loss) gain to cost of sales	522	227	2,421	240
Tax benefit (expense) on unrealized and deferred realized (loss) gain on derivatives	(323)	(721)	(1,227)	721
Foreign currency translation adjustments	(254)	(2,819)	(7,600)	(62)

Comprehensive income	$1,313	$3,689	$9,517	$8,718

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

						Corporate,
		United		All	Total	Unallocated	Consolidated
	Mexico	States	Europe	Others	Segments	And Other	Total

	(in thousands)
For the Three Months Ended September 30, 2002
Net sales	$62,622	$22,098	$5,544	$4,662	$94,926	$—	$94,926
Operating income (loss)	15,731	3,797	(137)	(1,497)	17,894	(4,007)	13,887
Depreciation and amortization	599	589	123	112	1,423	—	1,423
For the Three Months Ended September 30, 2001
Net sales	$62,172	$18,812	$5,703	$5,736	$92,423	$—	$92,423
Operating income (loss)	17,924	2,852	(60)	(1,420)	19,296	(4,938)	14,358
Depreciation and amortization	1,127	759	25	128	2,039	11	2,050
As of and for the Nine Months Ended September 30, 2002
Net sales	$190,502	$66,882	$18,599	$16,140	$292,123	$—	$292,123
Operating income (loss)	49,953	10,865	185	(4,253)	56,750	(12,961)	43,789
Depreciation and amortization	1,511	1,719	289	315	3,834	—	3,834
Capital expenditures	2,026	5,197	78	304	7,605	—	7,605
Segment assets	176,641	79,712	18,332	10,445	285,130	(1,648)	283,482
Goodwill	28,983	32,188	5,548	262	66,981	—	66,981
As of and for the Nine Months Ended September 30, 2001
Net sales	$181,365	$57,687	$18,431	$16,940	$274,423	$—	$274,423
Operating income (loss)	52,977	6,829	389	(4,608)	55,587	(16,961)	38,626
Depreciation and amortization	3,354	1,931	308	276	5,869	114	5,983
Capital expenditures	2,039	4,060	200	164	6,463	—	6,463
Segment assets	181,885	70,490	18,118	14,312	284,805	(974)	283,831

(7) Restructuring Charges and Related Accruals

     At December 31, 2001, restructuring liabilities of approximately $200,000 were reflected on the Company’s consolidated balance sheet. During the nine months ended September 30, 2002, all payments related to restructuring items have been charged against this accrual. As of September 30, 2002, there is no remaining restructuring liability.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) Foreign Currency Forward and Option Contracts

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

     Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivative instruments be recorded based on fair value. In connection with the adoption of SFAS No. 133, at January 1, 2001, the Company recorded a net gain of $126,000 (net of a tax effect of $82,000) as a cumulative transition adjustment to earnings. This adjustment relates to derivatives not designated as hedges prior to adoption of SFAS No. 133, and represents the difference between the carrying value and the fair value of such instruments. Under SFAS No. 133, the Company’s use of forward contracts or option contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from such derivatives are deferred as a separate component of other comprehensive income (loss), and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward or option contracts with the corresponding gains and losses generated by the underlying hedged transactions. Contracts that do not qualify for hedge accounting under SFAS No. 133 are remeasured based on fair value and the gains and losses included as a component of net income.

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

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company recognized losses on forward contracts of approximately $83,000 and $949,000 during the three and nine months ended September 30, 2002, respectively, as a component of exchange loss on the accompanying consolidated statements of operations. During the three months ended September 30, 2001, the Company recognized approximately $1,544,000 of gains, and during the nine months ended September 30, 2001, the Company recognized approximately $8,070,000 of losses on forward contracts as a component of exchange loss on the accompanying consolidated statements of operations. The Company recognized gains on option contracts of approximately $22,000 and $755,000 during the three and nine months ended September 30, 2002, respectively, as a component of exchange loss on the accompanying consolidated statements of operations. As of December 31, 2001, the Company had deferred as a component of other comprehensive income (loss) $3,746,000 of losses on forward contracts. During the nine months ended September 30, 2002, the Company deferred as a component of other comprehensive income (loss) an additional $1,779,000 of losses on forward contracts and $1,982,000 of gains on option contracts qualifying for hedge accounting under SFAS No. 133. During the nine months ended September 30, 2002, approximately $882,000 of other comprehensive income (loss) was reclassified as exchange loss and $2,421,000 was reclassified as cost of sales upon recognition of the underlying hedged exposure. The Company expects that substantially all of the remaining loss of $240,000 deferred as a component of other comprehensive income (loss) at September 30, 2002 will be recognized into net income within the next twelve months. The fair value of the forward contracts was $1,191,000 at September 30, 2002 and has been recorded as an offset to other receivables in the consolidated balance sheets. The fair value of the forward contracts was $3,427,000 at September 30, 2001 and has been recorded in accrued liabilities in the consolidated balance sheets. The fair value of the option contacts was $1,655,000 at September 30, 2002 and has been recorded as other receivables in the consolidated balance sheets.

     During the three and nine months ended September 30, 2002 and 2001, the ineffectiveness generated by the Company’s forward and option contracts designated as hedges was insignificant. Certain hedged forecasted transactions appear probable of not occurring due to timing differences between the original and current forecasts, and accordingly during the nine months ended September 30, 2002 and 2001, approximately $162,000 of gains and $382,000 of losses, respectively, were reclassified into earnings.

     The outstanding foreign currency forward contracts had notional values denominated in Mexican pesos of $140,000,000 in equal offsetting buy and sell positions at September 30, 2002 and $899,000,000 in a buy position at September 30, 2001. The contracts outstanding at September 30, 2002 mature at various dates extending to November 2002 and the contracts outstanding at September 30, 2001 matured at various dates through August 2002. The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of $545,000,000 in put and call positions at September 30, 2002. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. (See Item 3 “Quantitative and Qualitative Disclosures About Market Risk”).

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,806	$4,081
Receivables, net	5,990	6,447
Inventories	14,063	8,677
Receivables from affiliates	19,641	23,633
Prepaid expenses and other current assets	2,359	1,665
Deferred income taxes	2,392	55

Total current assets	50,251	44,558
Property and equipment, net	26,261	22,742
Other assets:
Goodwill	37,736	38,125
Notes receivable from affiliates	9,027	3,902
Deferred financing fees, net	2,532	3,004
Other	3,584	3,716

Total	$129,391	$116,047

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$3,750	$3,000
Accounts payable	5,181	5,591
Accrued liabilities	13,939	12,709
Income taxes payable	3,338	965
Payables to affiliates	5,537	2,639

Total current liabilities	31,745	24,904
Long-term debt	48,108	52,908
Deferred income taxes	3,353	3,353
Other long-term liabilities	3,496	3,088

Total liabilities	86,702	84,253

Commitments and contingencies	—	—
Stockholder’s equity:
Common stock, par value $.01; authorized, issued and outstanding, 1,000 shares in 2002 and 2001	—	—
Additional paid-in capital	39,649	39,649
Retained earnings (deficit)	5,807	(5,376)
Accumulated other comprehensive loss	(2,767)	(2,479)

Total stockholder’s equity	42,689	31,794

Total	$129,391	$116,047

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales to third parties	$28,877	$25,617	$90,296	$78,934
Sales to affiliates	4,679	4,097	12,587	10,278

Net sales	33,556	29,714	102,883	89,212
Cost of sales	10,838	9,441	31,644	26,800

Gross profit	22,718	20,273	71,239	62,412
Selling, general and administrative expenses	23,509	22,679	74,035	72,106
Management fee income from affiliates	(1,814)	(2,119)	(6,180)	(6,555)
Royalty income from affiliates, net	(4,895)	(5,230)	(14,923)	(15,203)

Income from operations	5,918	4,943	18,307	12,064
Other income (expense):
Exchange (loss) gain, net	(78)	140	466	137
Interest expense, net	(1,540)	(1,660)	(4,657)	(5,110)
Other, net	1	190	295	(224)

Income before income taxes	4,301	3,613	14,411	6,867
Income tax expense	2,311	1,277	3,228	3,170

Net income	$1,990	$2,336	$11,183	$3,697

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income	$11,183	$3,697
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,139	2,265
Provision for uncollectible accounts receivable	535	215
Amortization of deferred financing fees	471	471
Unrealized foreign exchange (gain) loss	(269)	20
Deferred income taxes	(2,337)	—
Changes in operating assets and liabilities:
Receivables	(78)	(1,301)
Inventories	(5,386)	(1,214)
Prepaid expenses and other current assets	(694)	700
Intercompany receivables and payables	7,159	(15,756)
Other assets	435	168
Accounts payable and accrued liabilities	820	1,925
Income taxes payable/prepaid	2,373	1,039
Other long-term liabilities	408	626

Net cash provided by (used in) operating activities	16,759	(7,145)

Cash flows from investing activities:
Purchases of property and equipment	(5,505)	(4,270)
Other	(303)	(160)

Net cash used in investing activities	(5,808)	(4,430)

Cash flows from financing activities:
Repayments under term loan facility	(2,250)	(1,875)
Net repayments under revolving credit facility	(1,800)	(3,800)
(Lending) repayment of note receivable from affiliate	(5,125)	16,988

Net cash (used in) provided by financing activities	(9,175)	11,313

Effect of exchange rate changes on cash	(51)	(301)

Net increase (decrease) in cash and cash equivalents	1,725	(563)
Cash and cash equivalents at beginning of period	4,081	3,382

Cash and cash equivalents at end of period	$5,806	$2,819

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

     The accompanying unaudited interim consolidated financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 reflect the operations of JCI and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly JCI’s consolidated financial statements as of September 30, 2002 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising JCI have been eliminated in consolidation.

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

     In July 2001, the Financial Accounting Standards Board (“FASB”) approved two new statements: Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and other Intangible Assets.” SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 with respect to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. JCI adopted SFAS No. 142 on January 1, 2002. In accordance with such adoption, JCI identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. During the nine months ended September 30, 2002, JCI completed the transitional goodwill impairment test required by SFAS No. 142. No impairment was identified. There were no changes, except for translation effects, to the carrying amount of goodwill for the nine months ended September 30, 2002. JCI’s other intangible assets consist of trademarks. During the nine months ended September 30, 2002, JCI determined trademarks to have an indefinite life and performed the transitional impairment test as required under SFAS No. 142. Based upon the transitional test, JCI determined that there was no impairment of trademarks. The trademark valuation was performed in conjunction with the valuation of the Parent’s consolidated trademarks. The carrying value of trademarks was $223,000 at September 30, 2002 and is included in other on the accompanying consolidated balance sheets.

     In accordance with SFAS No. 142, JCI discontinued amortization of goodwill and other intangible assets with an indefinite life. A reconciliation of previously reported net income to amounts adjusted for the exclusion of goodwill and trademark amortization, net of the related income tax effects, where applicable, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$1,990	$2,336	$11,183	$3,697
Goodwill amortization, net of tax	—	139	—	387
Trademark amortization, net of tax	—	11	—	30

Adjusted net income	$1,990	$2,486	$11,183	$4,114

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue no. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” This new guidance provides that consideration from a vendor to a reseller is generally presumed to be a reduction of the selling prices of the vendor’s products, and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. On January 1, 2002, JCI adopted EITF Issue No. 01-9 and reclassified commissions paid to consultants of $322,000 and $1,027,000 on their personal sales, previously reported as a component of selling, general and administrative expenses, as a reduction in net sales for the three and nine months ended September 30, 2001, respectively.

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

     Certain reclassifications were made to the prior period financial statements to conform to current period presentation.

(2) Property and Equipment

     Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2002	2001

Land	$6,188	$6,188
Buildings	6,982	6,763
Machinery, equipment and other	21,336	15,971

	34,506	28,922
Less accumulated depreciation	8,245	6,180

Property and equipment, net	$26,261	$22,742

(3) Income Taxes

     The actual income tax rate of JCI differs from the U.S. federal corporate rate of 35% to income before income taxes, for the three and nine months ended September 30, 2002 principally as a result of the release of valuation allowances against certain foreign tax credits in the United States, partially offset by state income tax and valuation allowances provided against certain operating losses in Europe.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Comprehensive Income

     Comprehensive income is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$1,990	$2,336	$11,183	$3,697
Foreign currency translation adjustments	(129)	812	(288)	(533)

Comprehensive income	$1,861	$3,148	$10,895	$3,164

(5) Related Party Transactions

     JCI distributes skin and body products to other affiliates of the Parent (“affiliates”). Sales to affiliates, primarily in Mexico and South America, were $4,679,000 and $12,587,000 for the three and nine months ended September 30, 2002, respectively, and $4,097,000 and $10,278,000 for the three and nine months ended September 30, 2001, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. JCI purchased color and fragrance products from Jafra S.A. (the indirect wholly owned Mexican subsidiary of the Parent) totaling $3,763,000 and $11,406,000 for the three and nine months ended September 30, 2002, respectively, and $2,630,000 and $7,537,000 for the three and nine months ended September 30, 2001, respectively.

     In addition, JCI provides certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions to affiliates. The cost of these services is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. JCI charges out a portion of these management expenses to its affiliates based upon charges identified to specific affiliates and a formula using the percentage of revenues of each affiliate to the total consolidated revenues of the Parent. JCI believes the amounts and methods of allocation are reasonable and approximate the cost of the actual services provided. Management fee income, which consists of amounts billed to affiliates in Mexico and South America, was $1,814,000 and $6,180,000 for the three and nine months ended September 30, 2002, respectively, and $2,119,000 and $6,555,000 for the three and nine months ended September 30, 2001, respectively.

     JCI is charged a royalty by Jafra S.A. for the right to use the Jafra trademark in the United States and Europe. The total royalty expense charged by Jafra S.A. to JCI was $582,000 and $1,774,000 for the three and nine months ended September 30, 2002, respectively, and $410,000 and $1,261,000 for the three and nine months ended September 30, 2001, respectively, and is offset against royalty income from affiliates in the accompanying consolidated statements of operations.

     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra S.A. were $5,477,000 and $16,697,000 for the three and nine months ended September 30, 2002, respectively, and $5,640,000 and $16,464,000 for the three and nine months ended September 30, 2001, respectively, and are based upon a percentage of Jafra S.A.’s sales.

     JCI has granted loans to certain affiliates at annual interest rates ranging from 6% to 9%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes receivable from affiliates at December 31, 2001 and September 30, 2002 consist primarily of loans JCI has made to indirect subsidiaries of the Parent to fund certain of their operations in South America. Net interest income from affiliates was $96,000 and $231,000 for the three and nine months ended September 30, 2002, respectively, and $140,000 and $605,000 for the three and nine months ended September 30, 2001, respectively, and is included in interest expense, net on the accompanying consolidated statements of operations.

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

					Corporate,
	United		All	Total	Unallocated	Consolidated
	States	Europe(1)	Others	Segments	And Other	Total

	(in thousands)
For the Three Months ended September 30, 2002
Net sales	$22,098	$5,544	$1,235	$28,877	$4,679	$33,556
Operating income (loss)	3,797	(99)	(101)	3,597	2,321	5,918
Depreciation and amortization	589	100	58	747	—	747
For the Three Months ended September 30, 2001
Net sales	$18,812	$5,703	$1,102	$25,617	$4,097	$29,714
Operating income (loss)	2,852	(60)	(54)	2,738	2,205	4,943
Depreciation and amortization	759	22	56	837	—	837
As of and for the Nine Months ended September 30, 2002
Net sales	$66,882	$18,598	$4,816	$90,296	$12,587	$102,883
Operating income	10,865	269	(78)	11,056	7,251	18,307
Depreciation and amortization	1,719	260	160	2,139	—	2,139
Capital expenditures	5,197	78	230	5,505	—	5,505
Segment assets	79,712	18,093	2,918	100,723	28,668	129,391
Goodwill	32,188	5,548	—	37,736	—	37,736
As of and for the Nine Months ended September 30, 2001
Net sales	$57,687	$18,397	$2,850	$78,934	$10,278	$89,212
Operating income (loss)	6,829	479	(848)	6,460	5,604	12,064
Depreciation and amortization	1,931	300	34	2,265	—	2,265
Capital expenditures	4,060	200	10	4,270	—	4,270
Segment assets	70,490	17,830	2,873	91,193	31,652	122,845

(1)	excludes Poland, an indirect wholly-owned subsidiary of the Parent, an affiliate of JCI

(7) Restructuring Charges and Related Accruals

     At December 31, 2001, restructuring liabilities of approximately $100,000 were reflected on JCI’s consolidated balance sheet. During the nine months ended September 30, 2002, all payments related to restructuring items have been charged against this accrual. As of September 30, 2002, there is no remaining restructuring liability.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,301	$920
Receivables, net	37,397	34,430
Inventories	23,774	29,622
Receivables from affiliates	7,734	5,938
Value-added tax receivables	—	2,308
Prepaid expenses and other current assets	2,292	3,206

Total current assets	75,498	76,424
Property and equipment, net	32,786	36,121
Other assets:
Goodwill	28,983	32,401
Trademarks	45,085	50,402
Deferred financing fees, net	585	1,270
Other	1,440	2,699

Total	$184,377	$199,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,998	$3,188
Accounts payable	13,797	20,205
Accrued liabilities	26,162	27,299
Income taxes payable	2,445	6,122
Payables to affiliates	15,924	21,373
Deferred income taxes	4,914	4,094

Total current liabilities	66,240	82,281
Long-term debt	30,446	33,993
Deferred income taxes	14,124	16,958

Total liabilities	110,810	133,232

Commitments and contingencies	—	—
Stockholders’ equity:
Series B common stock, no par value; authorized, issued and outstanding, 151 shares in 2002 and 2001	—	—
Additional paid-in capital	34,184	34,184
Retained earnings	46,446	32,194
Accumulated other comprehensive loss	(7,063)	(293)

Total stockholders’ equity	73,567	66,085

Total	$184,377	$199,317

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales to third parties	$62,622	$62,172	$190,502	$181,365
Sales to affiliates	4,167	3,015	12,576	9,036

Net sales	66,789	65,187	203,078	190,401
Cost of sales	18,553	16,443	57,338	50,685

Gross profit	48,236	48,744	145,740	139,716
Selling, general and administrative expenses	31,877	30,864	94,337	87,304
Management fee expense to affiliates	1,814	2,118	6,178	6,555
Royalty expense to affiliates, net	4,895	5,230	14,923	15,203

Income from operations	9,650	10,532	30,302	30,654
Other income (expense):
Exchange loss, net	(1,459)	(620)	(5,826)	(6,862)
Interest expense, net	(1,172)	(1,389)	(3,785)	(4,613)
Other, net	3	47	3	(41)

Income before income taxes and cumulative effect of accounting change	7,022	8,570	20,694	19,138
Income tax expense	2,630	3,282	6,442	7,380

Income before cumulative effect of accounting change	4,392	5,288	14,252	11,758
Cumulative effect of accounting change, net of income tax expense of $82	—	—	—	126

Net income	$4,392	$5,288	$14,252	$11,884

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income	$14,252	$11,884
Cumulative effect of accounting change, net of taxes	—	(126)

Income before cumulative effect of accounting change	14,252	11,758
Adjustments to reconcile income before cumulative effect of accounting change to net cash provided by operating activities:
Gain on sale of property and equipment	(88)	—
Depreciation and amortization	1,511	3,354
Amortization of deferred financing fees	592	602
Provision for uncollectible accounts receivable	8,680	3,872
Unrealized foreign exchange and derivative loss	4,325	175
Deferred realized derivative gain (loss)	515	(721)
Deferred income taxes	(1,167)	—
Changes in operating assets and liabilities:
Receivables	(15,325)	(13,630)
Inventories	2,949	102
Prepaid expenses and other current assets	625	(41)
Value-added tax receivables	3,359	3,931
Intercompany receivables and payables	(7,331)	15,362
Other assets	1,055	1,019
Accounts payable and accrued liabilities	(1,619)	(7,925)
Income taxes payable/prepaid	(2,856)	5,489

Net cash provided by operating activities	9,477	23,347

Cash flows from investing activities:
Proceeds from sale of property and equipment	231	—
Purchases of property and equipment	(2,026)	(2,039)

Net cash used in investing activities	(1,795)	(2,039)

Cash flows from financing activities:
Repayments under term loan facility	(3,125)	(1,500)
Net borrowings under revolving credit facility	—	4,000
Net (repayments) borrowings under bank debt	(479)	1,367
Payment of note payable to affiliate	—	(20,712)
Payment of dividends	—	(2,800)

Net cash used in financing activities	(3,604)	(19,645)

Effect of exchange rate changes on cash	(697)	(245)

Net increase in cash and cash equivalents	3,381	1,418
Cash and cash equivalents at beginning of period	920	561

Cash and cash equivalents at end of period	$4,301	$1,979

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

     The accompanying unaudited interim consolidated financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 reflect the operations of Jafra S.A. and its subsidiaries (collectively, “Jafra S.A.”) and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly Jafra S.A.’s consolidated financial statements as of September 30, 2002 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising Jafra S.A. have been eliminated in consolidation.

     The functional currency for Jafra S.A. is the Mexican peso. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive loss.

     In July 2001, the Financial Accounting Standards Board (“FASB”) approved two new statements: Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and other Intangible Assets.” SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 with respect to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. Jafra S.A. adopted SFAS No. 142 on January 1, 2002. In accordance with such adoption, Jafra S.A. identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. During the nine months ended September 30, 2002, Jafra S.A. completed the transitional goodwill impairment test required by SFAS No. 142. No impairment was identified. There were no changes, except for translation effects, to the carrying amount of goodwill for the nine months ended September 30, 2002. Jafra S.A.’s other intangible assets consist of trademarks. During the nine months ended September 30, 2002, Jafra S.A. determined trademarks to have an indefinite life and performed the transitional impairment test as required under SFAS No. 142. Based upon the transitional test, Jafra S.A. determined that there was no impairment of trademarks. The net carrying value of trademarks was $45,085,000 as of September 30, 2002.

     In accordance with SFAS No. 142, Jafra S.A. discontinued amortization of goodwill and other intangible assets with an indefinite life. A reconciliation of previously reported net income to amounts adjusted for the exclusion of goodwill and trademark amortization, net of the related income tax effects, where applicable, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$4,392	$5,288	$14,252	$11,884
Goodwill amortization	—	220	—	651
Trademark amortization, net of tax	—	213	—	624

Adjusted net income	$4,392	$5,721	$14,252	$13,159

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” This new guidance provides that consideration from a vendor to a reseller is generally presumed to be a reduction of the selling prices of the vendor’s products, and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. On January 1, 2002, Jafra S.A. adopted EITF Issue No. 01-9 and reclassified commissions paid to consultants of $497,000 and $1,572,000 on their personal sales, previously reported as a component of selling, general and administrative expenses, as a reduction in net sales for the three and nine months ended September 30, 2001, respectively.

     On January 1, 2002, Jafra S.A. adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 retains substantially all of the requirements of SFAS No. 121, while resolving certain implementation issues and addressing the accounting for a component of a business accounted for as a discontinued operation. SFAS No. 144 was adopted with no significant impact on the financial position or results of operations of Jafra S.A.

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

(2) Inventories

     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2002	2001

Raw materials and supplies	$4,636	$7,574
Finished goods	19,138	22,048

Total inventories	$23,774	$29,622

(3) Property and Equipment

     Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2002	2001

Land	$10,417	$11,645
Buildings	10,468	11,703
Machinery, equipment and other	17,226	17,532

	38,111	40,880
Less accumulated depreciation	5,325	4,759

Property and equipment, net	$32,786	$36,121

(4) Income Taxes

     The actual income tax rate of Jafra S.A. differs from the Mexican federal corporate rate of 35% to income before income taxes, for the three and nine months ended September 30, 2002 principally as the result of the enactment of changes in the Mexico corporate statutory tax rate and the related impact on Jafra S.A.’s net deferred income tax liabilities. The enactment will reduce the corporate income tax rate annually in one-percent increments from the current 35% to 32% beginning January 1, 2003 through 2005.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) Comprehensive Income

     Comprehensive income is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$4,392	$5,288	$14,252	$11,884
Unrealized and deferred realized (loss) gain on derivatives	(137)	1,429	203	(2,598)
Reclassification of deferred realized (loss) gain to exchange loss	539	186	882	481
Reclassification of deferred realized (loss) gain to cost of sales	522	227	2,421	240
Tax benefit (expense) on unrealized and deferred realized (loss) gain on derivatives	(323)	(721)	(1,227)	721
Foreign currency translation adjustments	(2,385)	(3,797)	(9,049)	455

Comprehensive income	$2,608	$2,612	$7,482	$11,183

(6) Related Party Transactions

     Jafra S.A. manufactures and distributes color cosmetics and fragrance products to other affiliates of the Parent (“affiliates”). Sales to affiliates, primarily in the United States and Germany, were $4,167,000 and $12,576,000 for the three and nine months ended September 30, 2002, respectively, and $3,015,000 and $9,036,000 for the three and nine months ended September 30, 2001, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. Jafra S.A. purchased skin and body products from JCI (the indirect, wholly owned United States subsidiary of the Parent). Purchases were $4,112,000 and $11,445,000 for the three and nine months ended September 30, 2002, respectively, and $3,687,000 and $9,109,000 for the three and nine months ended September 30, 2001, respectively.

     In addition, Jafra S.A. is provided with certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions from an affiliate. The cost of these services is included in management fee expense to affiliates in the accompanying consolidated statements of operations. Jafra S.A. is charged a portion of these management expenses based upon charges identified to Jafra S.A. and a formula using the percentage of revenues of Jafra S.A. to the total consolidated revenues of the Parent. Jafra S.A. believes the amounts and methods of allocation are reasonable and approximate the cost of the actual services received. The management fee expense charged by JCI to Jafra S.A. was $1,814,000 and $6,178,000 for the three and nine months ended September 30, 2002, respectively, and $2,118,000 and $6,555,000 for the three and nine months ended September 30, 2001, respectively.

     Jafra S.A. charges JCI a royalty for the right to use the Jafra trademark in the United States and Europe. The total royalty income earned by Jafra S.A. from JCI and its Germany affiliate was $582,000 and $1,774,000 for the three and nine months ended September 30, 2002, respectively, and $410,000 and $1,261,000 for the three and nine months ended September 30, 2001, respectively, and is offset against royalty expense to affiliates in the accompanying consolidated statements of operations.

     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra S.A. for the use of the Jafra Way were $5,477,000 and $16,697,000 for the three and nine months ended September 30, 2002, respectively, and $5,640,000 and $16,464,000 for the three and nine months ended September 30, 2001, respectively, and are based upon a percentage of Jafra S.A.’s sales.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Jafra S.A. has obtained loans from certain affiliates at annual interest rates ranging from 6% to 9%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. For the nine months ended September 30, 2002, Jafra S.A. did not incur any interest expense to affiliates. Net interest expense to affiliates, primarily JCI, was $257,000 for the nine months ended September 30, 2001, which resulted primarily from notes payable to affiliates as a result amounts billed to Jafra S.A. in connection with the Jafra Way royalty. In the second quarter of 2001, notes payable to affiliates were repaid.

(7) Foreign Currency Forward and Option Contracts

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

     Effective January 1, 2001, Jafra S.A. adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivative instruments be recorded based on fair value. In connection with the adoption of SFAS No. 133, at January 1, 2001, Jafra S.A. recorded a net gain of $126,000 (net of a tax effect of $82,000) as a cumulative transition adjustment to earnings. This adjustment relates to derivatives not designated as hedges prior to adoption of SFAS No. 133, and represents the difference between the carrying value and the fair value of such instruments. Under SFAS No. 133, Jafra S.A.’s use of forward contracts or option contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from such derivatives are deferred as a separate component of other comprehensive income (loss), and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward or option contracts with the corresponding gains and losses generated by the underlying hedged transactions. Contracts that do not qualify for hedge accounting under SFAS No. 133 are remeasured based on fair value and the gains and losses included as a component of net income.

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

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Jafra S.A. recognized losses on forward contracts of approximately $83,000 and $949,000 during the three and nine months ended September 30, 2002, respectively, as a component of exchange loss on the accompanying consolidated statements of operations. During the three months ended September 30, 2001, Jafra S.A. recognized approximately $1,544,000 of gains, and during the nine months ended September 30, 2001, Jafra S.A. recognized approximately $8,070,000 of losses on forward contracts as a component of exchange loss in the accompanying consolidated statements of operations. Jafra S.A. recognized gains on option contracts of approximately $22,000 and $755,000 during the three and nine months ended September 30, 2002, respectively, as a component of exchange loss in the accompanying consolidated statements of operations. As of December 31, 2001, Jafra S.A. had deferred as a component of other comprehensive income (loss) $3,746,000 of losses on forward contracts. During the nine months ended September 30, 2002, Jafra S.A. deferred as a component of other comprehensive income (loss) an additional $1,779,000 of losses on forward contracts and $1,982,000 of gains on option contracts qualifying for hedge accounting under SFAS No. 133. During the nine months ended September 30, 2002, approximately $882,000 of other comprehensive income (loss) was reclassified as exchange loss and $2,421,000 was reclassified as cost of sales upon recognition of the underlying hedged exposure. Jafra S.A. expects that substantially all of the remaining loss of $240,000 deferred as a component of other comprehensive income (loss) at September 30, 2002 will be recognized into net income within the next twelve months. The fair value of the forward contracts was $1,191,000 at September 30, 2002 and has been recorded as an offset to other receivables in the consolidated balance sheets. The fair value of the forward contracts was $3,427,000 at September 30, 2001 and has been recorded in accrued liabilities in the consolidated balance sheets. The fair value of the option contacts was $1,655,000 at September 30, 2002, and has been recorded as other receivables in the consolidated balance sheets.

     During the three and nine months ended September 30, 2002 and 2001, the ineffectiveness generated by Jafra S.A.’s forward and option contracts designated as hedges was insignificant. Certain hedged forecasted transactions appear probable of not occurring due to timing differences between the original and current forecasts, and accordingly during the nine months ended September 30, 2002 and 2001, approximately $162,000 of gains and $382,000 of losses, respectively, were reclassified into earnings.

     The outstanding foreign currency forward contracts had notional values denominated in Mexican pesos of $140,000,000 in equal offsetting buy and sell positions at September 30, 2002 and $899,000,000 in a buy position at September 30, 2001. The contracts outstanding at September 30, 2002 mature at various dates extending to November 2002 and the contracts outstanding at September 30, 2001 matured at various dates through August 2002. The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of $545,000,000 in put and call positions at September 30, 2002. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of Jafra S.A., but are used in the calculation of cash settlements under the contracts. (See Item 3 “Quantitative and Qualitative Disclosures About Market Risk”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion of the results of operations, financial condition and liquidity of the CDRJ Investments (Lux) S.A., a Luxembourg société anonyme, and its subsidiaries (together, the “Company”) should be read in conjunction with the accompanying unaudited interim consolidated financial statements and notes thereto and with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for future periods.

Results of Operations

     The following table represents selected components of the Company’s results of operations, in millions of dollars and as percentages of net sales. The table reflects the operations of the Company for the three and nine months ended September 30, 2002 and 2001.

	Three Months Ended September 30,				Nine Months Ended September 30,

	2002		2001(1)		2002		2001(1)

Net sales	$94.9	100.0%	$92.4	100.0%	$292.1	100.0%	$274.4	100.0%
Cost of sales	22.0	23.2	20.2	21.9	67.9	23.2	62.8	22.9

Gross profit	72.9	76.8	72.2	78.1	224.2	76.8	211.6	77.1
Selling, general and administrative expenses	59.0	62.2	57.9	62.7	180.4	61.8	173.0	63.0

Income from operations	13.9	14.6	14.3	15.4	43.8	15.0	38.6	14.1
Exchange loss, net	(5.1)	(5.4)	(1.3)	(1.4)	(10.5)	(3.6)	(8.0)	(3.0)
Interest, net	(2.9)	(3.0)	(3.1)	(3.4)	(8.7)	(2.9)	(10.0)	(3.7)
Other, net	0.0	0.0	0.0	0.0	0.2	0.0	(0.2)	(0.0)

Income before income taxes and cumulative effect of accounting change	5.9	6.2	9.9	10.6	24.8	8.5	20.4	7.4
Income tax expense	4.9	5.1	4.5	4.8	9.8	3.4	10.6	3.8

Income before cumulative effect of accounting change	1.0	1.1	5.4	5.8	15.0	5.1	9.8	3.6
Cumulative effect of accounting change, net of income tax expense of $0.1 in 2001	—	—	—	—	(0.2)	(0.0)	0.1	0.0

Net income	$1.0	1.1%	$5.4	5.8%	$14.8	5.1%	$9.9	3.6%

(1)	On January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” As a result of the adoption, the Company reclassified $0.9 million and $2.8 million of commissions paid on personal sales as a reduction of net sales, previously reported as selling, general and administrative expenses, in the consolidated statement of operations for the three and nine months ended September 30, 2001, respectively.

Three months ended September 30, 2002 compared to the three months ended September 30, 2001

						Corporate,
		United		All	Total	Unallocated	Consolidated
Dollars in millions	Mexico	States	Europe	others	Segments	and Other	Total

Three Months Ended September 30, 2002
Net sales	$62.6	$22.1	$5.5	$4.7	$94.9	$—	$94.9
Cost of sales	14.9	5.0	1.4	1.4	22.7	(0.7)	22.0

Gross profit	47.7	17.1	4.1	3.3	72.2	0.7	72.9
Selling, general and administrative expenses	32.0	13.3	4.2	4.8	54.3	4.7	59.0

Operating income (loss)	$15.7	$3.8	$(0.1)	$(1.5)	$17.9	$(4.0)	$13.9

Three Months Ended September 30, 2001
Net sales	$62.2	$18.8	$5.7	$5.7	$92.4	$—	$92.4
Cost of sales	14.1	4.1	1.3	1.9	21.4	(1.2)	20.2

Gross profit	48.1	14.7	4.4	3.8	71.0	1.2	72.2
Selling, general and administrative expenses	30.2	11.9	4.5	5.2	51.8	6.1	57.9

Operating income (loss)	$17.9	$2.8	$(0.1)	$(1.4)	$19.2	$(4.9)	$14.3

     Net sales. Net sales in the third quarter of 2002 increased to $94.9 million from $92.4 million in the third quarter of 2001, an increase of $2.5 million or 2.7%. Net sales in local currencies in the third quarter of 2002 increased by 9.7% over the comparable prior year period. The net sales increase measured in local currencies was larger than the increase measured in U.S. dollars primarily as a result of weaker average exchange rates of the Mexican peso and South American currencies in the third quarter of 2002. The Company’s average number of consultants worldwide for the third quarter of 2002 increased to approximately 400,000, or 7.8% over the 2001 average. Consultant productivity for the third quarter of 2002 decreased 4.7% compared to the third quarter of 2001. A significant portion of the decrease in productivity related weaker local currencies compared to U.S. dollars, partially offset by increased productivity in the Company’s United States Divisions. Consultant productivity is generally defined as annualized quarterly sales divided by the average number of consultants during the period.

     In Mexico, net sales in the third quarter of 2002 increased to $62.6 million from $62.2 million in the third quarter of 2001, an increase of $0.4 million, or 0.6%. In local currency, net sales in the third quarter of 2002 increased 8.9% compared to net sales in the third quarter of 2001. The increase measured in local currency was larger than the increase measured in U.S. dollars, primarily due to weaker exchange rates in the third quarter of 2002 compared to the third quarter of 2001. In Mexico, the average number of consultants for the third quarter of 2002 increased to approximately 256,000 or by 7.2% over the average number of consultants in the comparable prior year period. In local currency, consultant productivity increased 1.6% over consultant productivity in the third quarter of 2001.

     In the United States, net sales in the third quarter of 2002 increased to $22.1 million from $18.8 million in the third quarter of 2001, an increase of $3.3 million or 17.6%. The increase was primarily driven by the Hispanic Division. Net sales in the third quarter of 2002 for the Hispanic Division increased 23.1% to $15.2 million due to a combination of improved consultant productivity, an increase in the average consultant base achieved by improved sponsoring and increased ordering activity. Net sales in the third quarter of 2002 for the General Division increased 6.7% to $6.9 million. In the U.S., the average number of consultants remained constant at 66,000, however, in the Hispanic Division, the average number of consultants increased 10.3% to approximately 38,000. Productivity increased 11.6% in the Hispanic Division and 20.3% in the General Division due primarily to productivity based changes to the program. The number of ordering consultants improved in the Hispanic Division, as approximately 59.9% of all consultants were considered active during the period, compared to 55.8% in the comparable prior year period.

     In Europe, net sales decreased to $5.5 million in the third quarter of 2002, from $5.7 million in the third quarter of 2001, a decrease of $0.2 million, or 3.5%. In local currencies, net sales decreased 12.4% in the third quarter of 2002 compared to the third quarter of 2001. The decrease measured in local currencies is greater than the decrease measured in U.S. dollars due to strengthening of local currencies compared to U.S. dollars during the period. The decrease was the result of a smaller average consultant base, decreased consultant activity, decreased productivity in local currencies and the impact of natural disasters in portions of Europe. The average number of consultants in Europe decreased 3.7% to approximately 16,000. In local currencies, consultant productivity during the third quarter of 2002 decreased 9.1% compared to the third quarter of 2001.

     Sales in South America and Thailand decreased to $4.7 million in the third quarter of 2002, from $5.7 million in the third quarter of 2001, a decrease of $1.0 million, or 17.5%. In local currencies, sales in South America increased 15.2%. In South America, the average number of consultants increased 26.8% to 59,000.

     Gross profit. Consolidated gross profit in the third quarter of 2002 increased to $72.9 million from $72.2 million in the comparable prior year period, an increase of $0.7 million, or 0.1%. Gross profit as a percentage of sales (gross margin) decreased to 76.8% in the third quarter of 2002 from 78.1% in the third quarter of 2001.

     In Mexico, gross margin in the third quarter of 2002 decreased to 76.2% from 77.3% in the third quarter of 2001. The decrease in gross margin was a due to incrementally greater charges to cost of sales related to the reserve for slow moving inventory and a less favorable product mix. Excluding the impact of the reserve for slow moving inventory, gross margin in the third quarter of 2002 decreased to 76.7% from 77.5% in the third quarter of 2001. Non resale sale products sold during the third quarter of 2002 contributed a decreased gross margin than those sold during the third quarter of 2001.

     In the United States, gross margin in the third quarter of 2002 decreased to 77.4% from 78.2% in the third quarter of 2001. The difference was due to a less favorable product mix and more aggressive promotional offers which helped to drive the net sales increase. During the third quarter of 2002, resale sale products, specifically new products, contributed a decreased gross margin, than comparable products during the third quarter of 2001.

     In Europe, gross margin in the third quarter of 2002 decreased to 74.5% from 77.2% in the third quarter of 2001 due to more favorable product mix in 2001 and incrementally greater charges to cost of sales related to the reserve for slow moving inventory.

     In South America, gross margin in the third quarter of 2002 increased to 66.7% from 65.5% in the third quarter of 2001.

     Selling, general and administrative expenses. SG&A expenses in the third quarter of 2002 increased to $59.0 million from $57.9 million in the third quarter of 2001, an increase of $1.1 million, or 1.9%. SG&A expenses, as a percentage of net sales, decreased in the third quarter of 2002 to 62.2% from 62.7% in the third quarter of 2001, due primarily to cost savings in the United States and in the Company’s corporate headquarters, and the discontinuation of amortization of goodwill and trademarks pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142 (See “Recent Accounting Pronouncements”).

     In Mexico, SG&A expenses in the third quarter of 2002 increased by $1.8 million, or 6.0% compared to the third quarter of 2001. SG&A expenses, as a percentage of net sales, in Mexico were 51.1% in the third quarter of 2002, compared to 48.6% in the third quarter of 2001. The increased SG&A expenses in Mexico related primarily to $1.7 million incremental bad debt expense in the third quarter of 2002, compared to the third quarter of 2001, due to declining consultant liquidity as a result of the general economic condition.

     In the United States, SG&A expenses in the third quarter of 2002 increased by $1.4 million, or 11.8% from the third quarter of 2001. SG&A expenses, as a percentage of net sales, in the U.S. were 60.2% in the third quarter of 2002, compared to 63.3% in the third quarter of 2001. The increased SG&A expenses were primarily attributable to increased override expenses and sales promotional expense. Override expense increased in total and as a percentage of net sales in the third quarter of 2002 compared to the third quarter of 2001 due to increased sales of resale products and strong collections. Sales promotional expenses increased due to timing and mix of promotional programs. Certain variable expenses, such as distribution and freight out which tend to vary in proportion with sales, increased in total, but were relatively constant as a percentage of net sales.

     In Europe, SG&A expenses in the third quarter of 2002 decreased by $0.3 million, or 6.7% from the third quarter of 2001 primarily due to increased selling and administrative expenses. The increase is primarily due to the impact of favorable exchange rates in 2002 on expenses, additional information technology expenses and incremental bad debt expense.

     SG&A expenses in other selling markets (South America and Thailand) and at corporate headquarters in the third quarter of 2002 decreased $1.8 million, or 15.9%, primarily as the result of administrative cost savings in corporate headquarters, the favorable impact of weakening South American currencies compared to U.S. dollars on expenses, and no trademark or goodwill amortization expense pursuant to SFAS No. 142 (See “Recent Accounting Pronouncements”) in the third quarter of 2002, compared to $0.8 million of amortization expense in the third quarter of 2001.

     Exchange loss. The Company’s foreign exchange loss was $5.1 million in the third quarter of 2002 compared to $1.3 million in the third quarter of the prior year, an increase of $3.8 million, or 292.3%. Foreign exchange losses and gains result from three primary sources; gains and losses on forward and option contracts, including the amortization of other comprehensive income (loss) into exchange loss, gains and losses due to the remeasurement of U.S. dollar-denominated debt, and gains and losses arising from other foreign currency denominated transactions. Most of the Company’s foreign exchange gains and losses result from its foreign currency exposure to the Mexican peso and South American currencies. During the third quarter of 2002, the Company recognized $1.2 million of exchange losses on the remeasurement of U.S. dollar-denominated debt, $3.4 million of exchange losses on other foreign currency transactions, primarily related to the weakening of South American currencies, $0.8 million of exchange losses (including amortization of other comprehensive income (loss)) on forward contracts and $0.3 million of exchange gains (including amortization of other comprehensive income (loss)) on option contracts. During the third quarter of 2001, the Company recognized $1.5 million of exchange gains on forward contracts, resulting from the weakening of the Mexican peso against the U.S. dollar during the period. These exchange gains were offset by approximately $2.3 million of exchange losses on the remeasurement of U.S. dollar-denominated debt and other transactional losses of $0.5 million. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

     Interest expense. Net interest expense (including amortization of deferred financing fees) in the third quarter of 2002 decreased to $2.9 million from $3.1 million in the third quarter of 2001, a decrease of $0.2 million, or 6.5%. The decrease was due to a combination of lower average balances on the term loan and revolving credit line, and lower interest rates on those borrowings. The lower interest rates reflected a decrease in the general market interest rates.

     Income tax expense. Income tax expense increased to $4.9 million in the third quarter of 2002, from $4.5 million in the third quarter of 2001. The Company’s effective income tax rate increased to approximately 83.1% compared to 45.5% for the comparable prior year period. The increased effective tax rate was primarily due valuation allowances against incrementally higher losses in the Company’s South American subsidiaries in 2002 as the result of the impact of devaluation of local currencies on U.S. dollar-denominated liabilities.

     Net income. Net income was $1.0 million for the third quarter of 2002, a $4.4 million decrease compared to $5.4 million in 2001. The decrease was due to a $1.1 million increase in selling, general and administrative expenses, a $3.8 million increase in exchange loss, a $0.4 million increase in income tax expense, partially offset by a $0.7 million increase in gross profit, and a $0.2 million decrease in interest expense.

Nine months ended September 30, 2002 compared to the Nine months ended September 30, 2001

						Corporate,
		United		All	Total	Unallocated	Consolidated
Dollars in millions	Mexico	States	Europe	others	Segments	and Other	Total

Nine Months Ended September 30, 2002
Net sales	$190.5	$66.9	$18.6	$16.1	$292.1	$—	$292.1
Cost of sales	45.8	14.8	4.2	4.7	69.5	(1.6)	67.9

Gross profit	144.7	52.1	14.4	11.4	222.6	1.6	224.2
Selling, general and administrative expenses	94.7	41.2	14.2	15.7	165.8	14.6	180.4

Operating income (loss)	$50.0	$10.9	$0.2	$(4.3)	$56.8	$(13.0)	$43.8

Nine Months Ended September 30, 2001
Net sales	$181.4	$57.7	$18.4	$16.9	$274.4	$—	$274.4
Cost of sales	43.1	12.7	3.8	4.8	64.4	(1.6)	62.8

Gross profit	138.3	45.0	14.6	12.1	210.0	1.6	211.6
Selling, general and administrative expenses	85.3	38.2	14.2	16.7	154.4	18.6	173.0

Operating income (loss)	$53.0	$6.8	$0.4	$(4.6)	$55.6	$(17.0)	$38.6

     Net sales. Net sales for the nine months ended September 30, 2002 increased to $292.1 million from $274.4 million for the nine months ended September 30, 2001, an increase of $17.7 million or 6.5%. Measured in local currencies, net sales for the nine months ended September 30, 2002 increased 8.8%. The increase measured in local currencies was greater than the increase measured in U.S. dollars due to the weakening of the Mexican Peso and South American currencies. The Company’s average number of consultants worldwide for the nine months ended September 30, 2002 increased to approximately 386,000 or 7.8% over the 2001 average. Annualized consultant productivity for the first nine months of 2002 measured in U.S. dollars decreased 1.2% compared to the first nine months of 2001.

     In Mexico, net sales for the nine months ended September 30, 2002 increased to $190.5 million from $181.4 million for the nine months ended September 30, 2001, an increase of $9.1 million or 5.0%. In local currency, net sales increased 6.9% over the comparable prior year period. In Mexico, the average number of consultants for the nine months ended September 30, 2002 increased to approximately 246,000, or by 8.6% over the average number of consultants in the comparable prior year period. In local currency, annualized consultant productivity for the first nine months of 2002 decreased 1.6% over consultant productivity during the first nine months of 2001 and the number of ordering consultants decreased to 47.6% of consultants compared to 50.8% in the prior year.

     In the United States, net sales for the nine months ended September 30, 2002 increased to $66.9 million from $57.7 million for the nine months ended September 30, 2001, an increase of $9.2 million or 15.9%. In the Hispanic Division, net sales increased 20.4% and in the General Division, net sales increased 8.0% for the first nine months of 2002 compared to first nine months of 2001. The period to period sales increase was primarily due to improved consultant productivity and a larger consultant base in the Hispanic Division. In the Hispanic Division, consultant productivity increased 9.1% and in the General Division, consultant productivity increased 15.1% for the first nine months of 2002 compared to the first nine months of 2001. The increased productivity was due to certain productivity related changes in the program during the second quarter of 2002, as well as the favorable impact on productivity from the e-commerce program launched in June 2001. For the nine months ended September 30, 2002, the average number of consultants in the Hispanic Division increased 9.5%, while the average number of consultants in the General Division decreased 6.1% compared to the nine months ended September 30, 2001. In the Hispanic Division, the average number of ordering consultants for the nine months ended September 30, 2002 increased to 60.6% of consultants compared to 56.4% for the nine months ended September 30, 2001 and in the General Division, the number of ordering consultants remained constant.

     In Europe, net sales for the nine months ended September 30, 2002 increased to $18.6 million from $18.4 million for the nine months ended September 30, 2001, an increase of $0.2 million, or 1.1%. In local currencies, net sales decreased 3.1% for the nine months ended

September 30, 2002 compared to the nine months ended September 30, 2001. The increase in net sales measured in U.S. dollars compared to the decrease measured in local currencies was due to the strengthening of local currencies compared to the U.S. dollar in comparable periods. The average number of consultants decreased 2.0% to 16,000. In local currencies, annualized consultant productivity decreased 1.1% in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Measured in U.S. dollars, consultant productivity increased 3.0% in the comparable nine month periods.

     Net sales in South America and Thailand for the nine months ended September 30, 2002 decreased to $16.1 million from $16.9 million for the nine months ended September 30, 2001, a decrease of $0.8 million, or 4.7%. In local currencies, net sales in South America increased 18.9% and net sales in Thailand increased 7.3% in the comparable nine month periods.

     Gross profit. Consolidated gross profit for the nine months ended September 30, 2002 increased to $224.2 million from $211.6 million in the comparable prior year period, an increase of $12.6 million, or 6.0%. Gross profit as a percentage of net sales (gross margin) decreased to 76.8% for the nine months ended September 30, 2002 from 77.1% for the nine months ended September 30, 2001.

     In Mexico, gross margin for the nine months ended September 30, 2002 decreased to 76.0% from 76.2% in the comparable prior year period. The decrease in gross margin was primarily attributable to increased expenses related to the slow moving inventory reserve, and incrementally greater amortization of deferred exchange losses into cost of sales, partially offset by a more favorable product mix. During the nine months ended September 30, 2002, $0.6 million of incremental charges related to the reserve for slow moving inventory were recorded compared to prior year nine month period. Additionally, during the first nine months of 2002, $0.5 million of incremental deferred exchange losses were reclassified into cost of sales from other comprehensive income in conjunction with hedge accounting pursuant to SFAS No. 133 compared to the prior year nine month period. Excluding the impact of these charges, gross margin was 76.7% for the nine months ended September 30, 2002, compared to 76.4% for the nine months ended September 30, 2001.

     In the United States, gross margin for the nine months ended September 30, 2002 decreased to 77.9% from 78.0% in the comparable prior year period. The decrease in gross margin is due to $0.2 million of incremental charges related to the reserve for slow moving inventory in the first nine months of 2002 compared to the first nine months of 2001, partially offset by a more favorable product mix.

     In Europe, gross margin for the nine months ended September 30, 2002 decreased to 77.4% from 79.3% for the comparable prior year period. The decrease in gross margin was due to incrementally greater charges related to the reserve for slow moving inventory recorded during 2002, and a more favorable product mix in 2001.

     In South America, gross margin for the nine months ended September 30, 2002 decreased to 69.7% from 70.7% for the comparable prior year period.

     Selling, general and administrative expenses. SG&A expenses for the nine months ended September 30, 2002 increased to $180.4 million from $173.0 million for the nine months ended September 30, 2001, an increase of $7.4 million, or 4.3%. SG&A expenses, as a percentage of net sales, decreased for the first nine months of 2002 to 61.8% from 63.0% for the first nine months of 2001, due primarily to cost savings in the United States and in the Company’s corporate headquarters, and the discontinuation of amortization of goodwill and trademarks pursuant to SFAS No. 142 (See “Recent Accounting Pronouncements”).

     In Mexico, SG&A expenses for the nine months ended September 30, 2002 increased by $9.4 million, or 11.0% compared to the nine months ended September 30, 2001. SG&A expenses, as a percentage of net sales, in Mexico were 49.7% during the first nine months of 2002, compared to 47.0% for the first nine months of 2001. The increased SG&A expenses in Mexico related primarily to sales promotional expenses, freight expenses and certain administrative expenses. Sales promotional expenses and freight expenses tend to increase proportionally with sales. Sales promotional expenses increased in total but were relatively constant as a percentage of net sales. However, freight expenses increased proportionally more than net sales due to increased orders, average higher packaging costs and certain transitional expenses related to opening a new distribution center. Administrative expenses increased primarily due to $4.8 million incremental bad debt expense in the first nine months of 2002, compared to the first nine months of 2001, due to declining consultant liquidity as a result of the general economic condition.

     In the United States, SG&A expenses for the nine months ended September 30, 2002 increased by $3.0 million, or 7.9% compared to the nine months ended September 30, 2001. SG&A expenses, as a percentage of net sales, in the United States were 61.6% during the first nine months of 2002, compared to 66.2% for the first nine months of 2001. The increased SG&A expenses were primarily attributable to additional selling expenses, override expenses and freight expenses, partially offset by decreased sales promotional expenses. The expanded e-commerce platform was launched in June 2001, which resulted in incrementally more selling expenses for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Override payments, which tend to increase proportionally with net sales, increased in total and as a percentage of net sales due to increased sale of resale items and better collections. Sales promotional expenses decreased in total and as a percentage of net sales due to timing and mix of sales promotional programs.

     In Europe, SG&A expenses during the first nine months of 2002 and 2001 were relatively constant in total at $14.2 million. SG&A expenses, as a percentage of net sales, were 76.3% for the nine months ended September 30, 2002, compared to 77.2% for the nine months ended September 30, 2001. The decrease of SG&A expenses, as a percentage of net sales, is primarily due to reduced distribution and sales promotional expenses, as a percentage of sales, partially offset by incrementally greater charges related to the reserve for uncollectible accounts receivables in Italy.

     SG&A expenses in other selling markets (South America and Thailand) and at corporate headquarters for the nine months ended September 30, 2002 decreased $5.0 million, or 14.2%, primarily as the result of reduced sales promotional expenses and administrative expenses in the South American entities, partially due to the favorable impact of weaker local currencies, administrative cost savings in corporate headquarters and no goodwill or trademark amortization expense pursuant to SFAS No. 142 (See “Recent Accounting Pronouncements”) in 2002, compared to $2.5 million of amortization expense in 2001.

     Exchange loss. The Company’s foreign exchange loss was $10.5 million for the nine months ended September 30, 2002 compared to $8.0 million for the nine months ended September 30, 2001, an increase of $2.5 million, or 31.3%. During the nine months ended September 30, 2002, the Company recognized $2.2 million of exchange losses related to forward contracts, $1.2 million of exchange gains related to option contracts, $4.6 million of exchange losses on the remeasurement of U.S. dollar-denominated debt and $4.9 million of exchange losses on other foreign currency transactions, primarily due to the weakening of South American currencies. During the first nine months of 2001, the Company recognized $8.1 million of exchange losses on certain forward contracts, resulting from the strengthening of the Mexican peso against the U.S. dollar and exchange losses on other foreign currency transactions of $0.6 million. These exchange losses were partially offset by an exchange gain of $0.7 million on the remeasurement of U.S. dollar-denominated debt. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

     Interest expense. Net interest expense (including amortization of deferred financing fees) for the first nine months of 2002 decreased to $8.7 million from $10.0 million for the first nine months of 2001, a decrease of $1.3 million, or 13.0%. The decrease was due to a combination of lower average balances on the term loan and revolving credit line, and lower interest rates on those borrowings. The lower interest rates reflected a decrease in the general market interest rates.

     Income tax expense. Income tax expense decreased to $9.8 million for the first nine months of 2002, compared to $10.6 million for the first nine months of 2001, a decrease of $0.8 million, or 7.5%. The Company’s effective income tax rate decreased to approximately 39.7% compared to 51.9% for the comparable prior year period. The reduced effective tax rate was primarily due to the release of valuation allowances against certain deferred tax assets in the United States and the impact of the enactment of changes in Mexico’s future corporate statutory rates on net deferred tax liabilities during the first quarter of 2002, partially offset by increased pretax losses in some South American countries, as the result of the impact of devaluation of local currencies on U.S. dollar-denominated liabilities. Excluding the impact of the release of the valuation allowance of $2.3 million and the impact of the enactment of changes in the Mexico rate of $1.2 million, the effective tax rate would have been 54.6% compared to 39.7% for the nine months ended September 30 2002.

     Net income. Net income was $14.8 million for the first nine months of 2002, a $4.9 million increase, compared to $9.9 million for the first nine months of 2001. The increase was due to a $12.6 million increase in gross profit, a $1.3 million decrease in interest expense, a $0.5 million increase in other, net, a $0.8 million decrease in income tax expense, partially offset by a $7.4 million increase in SG&A, a $2.5 million increase in exchange loss, and a $0.3 million increase in the cumulative effect of accounting change.

Liquidity and Capital Resources

     The Company’s liquidity needs arise primarily from principal and interest payments under its 11.75% Subordinated Notes due 2008 (the “Notes”), and its credit agreement, which consists of a term loan facility and a revolving credit facility (the “Senior Credit Agreement”). The Notes represent several obligations of Jafra Cosmetics International, Inc. (“JCI”) and Jafra Cosmetics International, S.A. de C.V. (“Jafra S.A.”) in the original principal amount of $60 million and $40 million ($45.1 million and $30.1 million as of September 30, 2002), respectively, with each participating on a pro rata basis upon redemption. The Notes mature in 2008 and bear a fixed interest rate of 11.75% payable semi-annually.

     The Notes are unsecured and are generally non-callable for five years. Thereafter, the Notes will be callable at premiums declining to par in the eighth year. The Company may from time to time repurchase the Notes in the open market. The Company has obtained Consent and Waivers to the Senior Credit Agreement that allow the Company to repurchase the Notes in the open market, with the aggregate purchase price for all such Notes repurchased not to exceed $50.0 million. Aggregate repurchases as of September 30, 2002 were $24.8 million.

     Borrowings under the Senior Credit Agreement are payable in quarterly installments of principal and interest through April 30, 2004. Scheduled term loan principal payments under the term loan facility will be approximately $5.5 million, $4.5 million, and $2.0 million for each of the years from 2002 through 2004, respectively. During the nine months ended September 30, 2002 the Company made an additional unscheduled principal payment on the term loan of $2.5 million. Borrowings under the revolving credit facility ($0 as of September 30, 2002) mature on April 30, 2004. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 1.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 0.5%, plus an applicable margin not to exceed 0.625%). The interest rate in effect at September 30, 2002 was approximately 3.5% for the LIBOR-based borrowings, and approximately 5.4% for the prime-based borrowings. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra S.A. During the three and nine months ended September 30, 2002, cash paid for interest was approximately $0.3 million and $5.3 million, respectively.

     Both the indenture dated as of April 30, 1998 (the “Indenture”), under which the Notes were issued, and the Senior Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. The Indenture and the Senior Credit Agreement also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. As of September 30, 2002, the Company was in compliance with all covenants. As of September 30, 2002, the Company had irrevocable standby letters of credit outstanding totaling $2.9 million.

     The Company’s Mexican subsidiary, Jafra S.A., is party to an unsecured bank loan agreement. As of September 30, 2002, Jafra S.A. had an outstanding balance under the bank loan agreement of the peso equivalent of $1.0 million at a weighted average annual interest rate of 18.6%. Principal and interest payments are due monthly through January 25, 2005. As of September 30, 2002, $0.6 million of this loan is classified as short-term debt and $0.4 million of this loan is classified as long-term debt in the accompanying consolidated balance sheets.

     The Company believes, but no assurance can be given, that its existing cash, cash flow from operations and availability under the Senior Credit Agreement will provide sufficient liquidity to meet the Company’s cash requirements and working capital needs over the next twelve months.

Cash Flows

     Net cash provided by operating activities was $22.8 million for the nine months ended September 30, 2002, consisting of $35.8 million provided by net income plus depreciation, amortization, and other non-cash items included in net income, partially offset by $13.0 million used in changes in operating assets and liabilities. The significant elements of net cash used in changes in operating assets and liabilities during the nine months ended September 30, 2002 were an increase of $15.1 million in accounts receivable, an increase in inventories of $1.6 million, partially offset by a decrease in prepaid expenses and other current assets of $3.1 million, and a decrease in other assets of $1.4 million.

     Net cash used in investing activities was $7.7 million for the nine months ended September 30, 2002, of which $7.6 million was used for capital expenditures, consisting primarily of information system upgrades. Capital expenditures in 2002 are expected to be approximately $11.0 million.

     Net cash used in financing activities was $7.7 million for the nine months ended September 30, 2002, and consisted of $5.4 million of repayment under the term loan facility, $1.8 million net repayment under the revolving credit facility and $0.5 million net repayment of other bank debt.

     The effect of exchange rate changes on cash was $3.2 million for the nine months ended September 30, 2002, related primarily to fluctuations in the exchange rates in Mexico and South America.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) approved two new statements: SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and other Intangible Assets.” SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 with respect to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company adopted SFAS No. 142 on January 1, 2002. In accordance with such adoption, the Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. During the nine months ended September 30, 2002, the Company completed the transitional goodwill impairment test required by SFAS No. 142. Due to the general market uncertainty in Colombia, the Company revised its projections and recorded an impairment loss of $0.2 million associated with its Colombia reporting unit. No other impairment was identified. The impairment loss was recorded as a cumulative effect of accounting change on the accompanying Consolidated Statements of Operations. The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 were as follows (in millions):

	United			All	Consolidated
Goodwill	States	Mexico	Europe	Others	Total

Balance as of December 31, 2001	$32.2	$32.4	$5.9	$0.6	$71.1
Translation effect	—	(3.4)	(0.4)	(0.1)	(3.9)
Impairment losses	—	—	—	(0.2)	(0.2)

Balance as of September 30, 2002	$32.2	$29.0	$5.5	$0.3	$67.0

     The Company’s other intangible assets consist of trademarks. During the nine months ended September 30, 2002, the Company determined trademarks to have an indefinite life and performed the transitional impairment test as required under SFAS No. 142. Based upon the transitional test, the Company determined that there was no impairment of trademarks. The carrying value of trademarks was $45.2 million as of September 30, 2002.

     In accordance with SFAS No. 142, the Company discontinued amortization of goodwill and other intangible assets with an indefinite life. A reconciliation of previously reported net income to amounts adjusted for the exclusion of goodwill and trademark amortization, net of the related income tax effects, where applicable, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$1.0	$5.4	$14.8	$9.9
Goodwill amortization, net of tax	—	0.4	—	1.2
Trademark amortization, net of tax	—	0.2	—	0.7

Adjusted net income	$1.0	$6.0	$14.8	$11.8

     In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” This new guidance provides that consideration from a vendor to a reseller is generally presumed to be a reduction of the selling prices of the vendor’s products, and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. On January 1, 2002, the Company adopted EITF Issue No. 01-9 and reclassified commissions paid to consultants of $0.9 million and $2.8 million on their personal sales, previously reported as a component of selling, general and administrative expenses, as a reduction in net sales for the three and nine months ended September 30, 2001, respectively.

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

Non-U.S. Operations

     Net sales outside of the United States aggregated approximately 77% of the Company’s total net sales for each of the three and nine month periods ended September 30, 2002 and 80% and 79% for the three and nine months ended September 30, 2001, respectively. In addition, as of September 30, 2002, non-U.S. subsidiaries comprised approximately 72% of the Company’s consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. In 2001 and 2002, the Company entered into foreign currency forward contracts in Mexican pesos and in 2002, the Company entered into foreign currency option contracts in Mexican pesos to reduce the effect of potentially adverse exchange rate fluctuations in Mexico.

     The Company’s subsidiary in Mexico, Jafra S.A., generated approximately 66% and 65% of the Company’s net sales for the three and nine months ended September 30, 2002, respectively, and 67% and 66% for the three and nine month ended September 30, 2001, respectively, all of which were denominated in Mexican pesos. At September 30, 2002, Jafra S.A. had $32.5 million of U.S. dollar-denominated third party debt. Gains and losses from remeasuring such debt to the U.S. dollar from the peso are included as a component of net income. Jafra S.A. recognized a loss of $1.2 million and $4.6 million for the three and nine months ended September 30, 2002, respectively, on the remeasurement of this U.S. dollar-denominated debt and a net loss of $0.5 million and $1.0 million on foreign currency forward and option contracts for the three and nine months ended September 30, 2002, respectively.

European Economic and Monetary Union

     On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. The participating countries adopted the euro as their common legal currency on that day. The euro traded on currency exchanges and was available for non-cash transactions during the transition period between January 1, 1999 and January 1, 2002. During the transition period, the Company continued to utilize each respective country’s existing currency as the functional currency. The Company’s European subsidiaries, except for Switzerland, adopted the euro as the functional currency on January 1, 2002 without any material adverse affects on the business or operations.

Business Trends and Initiatives

     The Company has experienced significant sales growth and an increased concentration of sales in Mexico over the last three years, due primarily to increases in the number of consultants. The Company’s Mexican subsidiary generated 66% and 65% of the Company’s consolidated net sales for the three and nine months ended September 30, 2002, respectively, compared to 66% for the full year in 2001. The year-to-year sales growth in Mexico for the nine months ended September 30, 2002 was approximately 5% measured in U.S. dollars and 7% measured in local currency. Mexico reported a quarter-to-quarter sales growth of 1% measured in U.S. dollars and 9% measured in local currency for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

     The Company is employing a strategy to leverage diversification through growth in markets other than Mexico. The U.S. subsidiary has created distinct business divisions to recognize the distinct elements of its General and Hispanic customer groups. Net sales in the U.S. for the three and nine months ended September 30, 2002 increased 18% and 16%, respectively, versus the comparable prior year period. The U.S. implemented a number of strategies in 2002, including continued focus on doing business via e-commerce and an emphasis on sponsoring new consultants, retaining current consultants, productivity related changes in the program and strengthening consultant leadership to stimulate sales growth.

     Net sales in Europe had been on a downward trend for the past three years and have improved slightly as measured in U.S. dollars in the current year. European sales have declined from approximately 11% of the Company’s business in 1999 to 6% of the Company’s business in the nine months ended September 30, 2002. The European operations reported a net sales decrease of 4% and net sales increases of 1% measured in U.S. dollars for the three and nine months ended September 30, 2002, respectively.

     Net sales in U.S. dollars in the South American region decreased by 5% in the nine months ended September 30, 2002 compared to the prior year, and were up approximately 19% in local currencies. In 2001, net sales generated by subsidiaries in the South American region were approximately 5% of consolidated sales.

Information Concerning Forward-Looking Statements

     Certain of the statements contained in this report (other than the Company’s consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in “—Liquidity and Capital Resources” concerning the Company’s belief that it will have sufficient liquidity to meet its cash requirements and working capital needs over the next twelve months; (ii) the statement in “—Cash Flows” that total capital expenditures in 2002 are expected to be approximately $11.0 million; and (iii) other statements as to management’s or the Company’s expectations or beliefs presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks arising from transactions in the normal course of its business, and from debt incurred in connection with the Acquisition. Such risks are principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company’s credit standing. See disclosures under Item 7a, “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s annual report on Form 10-K for the year ended December 31, 2001. During the first nine months of 2002, the Company received a favorable upgrade to its outlook rating from a particular credit agency. No other significant changes have occurred during the first nine months of 2002 in relation to the interest rate risk or its credit standing.

Foreign Currency Risk

     The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. All intercompany product sales are denominated in U.S. dollars. In addition, 77% of the Company’s revenue for first nine months of 2002 was generated in countries with a functional currency other than the U.S. dollar. As a result, the Company’s earnings and cash flows for the nine months ended September 30, 2002 are exposed to fluctuations in foreign currency exchange rates.

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

     The outstanding foreign currency forward contracts had notional values denominated in Mexican pesos of $140,000,000 in equal offsetting buy and sell positions at September 30, 2002 and $899,000,000 in a buy position at September 30, 2001. The contracts outstanding at September 30, 2002 mature at various dates extending to November 2002 and the contracts outstanding at September 30, 2001 matured at various dates through August 2002. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The table below describes the forward contracts that were outstanding at September 30, 2002 and 2001 (in thousands):

September 30, 2002:

			Weighted
	Forward		Average
	Position in	Maturity	Contract	Fair Value in
Foreign Currency	Mexican Pesos(1)	Date	Rate	U.S. Dollars(1)

Buy US Dollar/sell Mexican Peso	110,000	10/31/02	10.09	(137)
Sell US Dollar/buy Mexican Peso	(110,000)	10/31/02	9.31	1,041
Buy US Dollar/sell Mexican Peso	30,000	11/29/02	10.27	(4)
Sell US Dollar/buy Mexican Peso	(30,000)	11/29/02	9.33	291

	$—			$1,191

September 30, 2001:

			Weighted
	Forward		Average
	Position in	Maturity	Contract	Fair Value in
Foreign Currency	Mexican Pesos(1)	Date	Rate	U.S. Dollars(1)

Buy US Dollar/sell Mexican Peso	25,000	10/30/01	10.70	272
Buy US Dollar/sell Mexican Peso	110,000	10/31/01	10.71	1,201
Buy US Dollar/sell Mexican Peso	69,716	11/30/01	10.24	412
Buy US Dollar/sell Mexican Peso	44,000	12/27/01	10.71	401
Buy US Dollar/sell Mexican Peso	41,000	12/31/01	10.90	440
Buy US Dollar/sell Mexican Peso	108,715	1/31/02	10.19	387
Buy US Dollar/sell Mexican Peso	71,787	2/28/02	10.26	247
Buy US Dollar/sell Mexican Peso	94,371	3/27/02	10.46	411
Buy US Dollar/sell Mexican Peso	85,000	4/30/02	10.23	121
Buy US Dollar/sell Mexican Peso	81,000	5/31/02	10.11	(40)
Buy US Dollar/sell Mexican Peso	80,000	6/28/02	9.95	(222)
Buy US Dollar/sell Mexican Peso	48,000	7/31/02	10.07	(115)
Buy US Dollar/sell Mexican Peso	40,000	8/30/02	10.17	(88)

	$898,589			$3,427

(1)	The Fair Value of the forward positions presented above, an unrealized loss of $1,191,000 and $3,427,000 at September 30, 2002 and 2001, respectively. The unrealized loss in 2002 has been recorded as an offset to other receivables and the unrealized loss in 2001 has been recorded in accrued liabilities in the consolidated balance sheets.

     The following table provides information about the details of the Company’s option contracts as of September 30, 2002 (in thousands):

	Coverage	Average	Fair Value
	in Mexican	Strike	in	Maturity
Foreign Currency	Pesos	Price	U.S. Dollars	Date

At September, 2002:
Purchased Puts (Company may sell Peso/buy USD)
Mexican Peso	$225,000	9.97 — 10.15	$(778)	Oct. — Dec. 2002
Mexican Peso	149,000	10.31 — 10.48	(582)	Jan. — Mar. 2003
Mexican Peso	100,000	11.05 — 12.19	(238)	Apr. — June 2003
Mexican Peso	71,000	11.76 — 11.99	(172)	July — Aug 2003

	$545,000		$(1,770)

Written Calls (Counterparty may buy Peso/sell USD)
Mexican Peso	$225,000	9.01 — 9.02	$1	Oct. — Dec. 2002
Mexican Peso	149,000	9.01 — 9.02	11	Jan. — Mar. 2003
Mexican Peso	100,000	9.50 — 9.84	50	Apr. — June 2003
Mexican Peso	71,000	9.69 — 9.90	53	July — Aug 2003

	$545,000		$115

ITEM 4.  CONTROLS AND PROCEDURES

     The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company performed the evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     See discussion under “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Item 2.  Changes in Securities and Use of Proceeds

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     At an extraordinary general meeting of shareholders of the Company held on July 30, 2002, the shareholders resolved that the Company shall change its certified public accountants.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

     None.

(b)	Reports on Form 8-K

     On July 11, 2002, the Company filed a Current Report on form 8-K, dated July 10, 2002, with the Securities and Exchange Commission regarding the Company’s decision to change its certified public accountants, which information was reported under Item 4, “Changes in Certifying Accountant” and Item 7 “Financial Statements and Exhibits”.

     On July 22, 2002, the Company filed a Current Report on form 8-K, dated July 15, 2002, with the Securities and Exchange Commission regarding the Company’s decision to change its certified public accountants, which information was reported under Item 4, “Changes in Certifying Accountant”.

     On August 13, 2002, the Company filed a Current Report on form 8-K, dated August 13, 2002, with the Securities and Exchange Commission regarding fair disclosure, which information was reported under Item 7, “Financial Statements and Exhibits” and Item 9, “Regulation FD Disclosure”.

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

Date November 13, 2002

CERTIFICATIONS

I, Ronald B. Clark, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CDRJ Investments (Lux) S.A.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report:

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	November 13, 2002

/s/ RONALD B. CLARK Ronald B. Clark Chief Executive Officer of the Advisory Committee and Director

CERTIFICATIONS

I, Michael A. DiGregorio, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CDRJ Investments (Lux) S.A.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report:

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	November 13, 2002

/s/ MICHAEL A. DIGREGORIO Michael A. DiGregorio Senior Vice President and Chief Financial Officer of the Advisory Committee (Principal Financial Officer)