Form 10-K
period 2002-12-31
CDRJ INVESTMENTS LUX S A
filed 2003-03-18
CIK 1068906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐          No ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐          No ☑

      The registrant does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 and there is no public market for voting stock of the registrant.

      As of March 7, 2003, the registrant had outstanding 831,888 shares of common stock, par value $2.00 per share.

Documents incorporated by reference

None

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

i

PART I

Item 1. Business

General

      CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (“Parent”) is a holding company that conducts all of its operations through its subsidiaries. Prior to the consummation of the acquisition (the “Acquisition”) by the Parent of the Jafra Business (as defined) from The Gillette Company (“Gillette”) in 1998, the terms “Company” and “Jafra” refer to the various subsidiaries and divisions of Gillette conducting the worldwide Jafra cosmetics business (the “Jafra Business”), and, following the consummation of the Acquisition, collectively to the Parent and its subsidiaries.

      The Company is a manufacturer and marketer of premium skin and body care products, color cosmetics, fragrances, and other personal care products. The Company markets its products through a direct selling, multilevel distribution system comprised of self-employed consultants (who perform the duties of sales representatives). The Company’s business is comprised of one industry segment, direct selling, with worldwide operations. Financial information relating to geographic areas is incorporated by reference to the analysis of net sales and operating income by geographic area in Note 11 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

      The Jafra Business was started in 1956, as a California corporation, by Jan and Frank Day and was purchased by Gillette in 1973. The Company expanded into Latin America in 1977 and into Europe in 1978. On April 30, 1998, the Parent completed the Acquisition of the Company from Gillette. The Parent was organized to effect the Acquisition. The Acquisition was sponsored by Clayton, Dubilier & Rice Fund V Limited Partnership (“CD&R Fund V”), a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. (“CD&R”), a private investment firm specializing in acquisitions that involve management participation.

Strategy

      The Company’s strategy consists primarily of the following key initiatives:

      Continue to Grow Consultant Base and Sales in Core Markets. The Company’s market position and distribution network of approximately 269,000 consultants in Mexico positions the Company to continue to grow the business by capturing additional market share. The Company intends to continue to pursue the divisional strategy initiated in late 2000 in which operations in the United States were bifurcated to focus on the Hispanic population and the non-Hispanic population. The establishment of two distinct divisions (the Hispanic Division and the General Division) in the United States has allowed the Company to tailor distinct marketing strategies for those demographics as well as provide U.S. Spanish and non-Spanish speaking consultants with specialized recruiting programs, training, and product offerings tailored to the specific demographic. In the General Division the Company will continue to leverage e-commerce capabilities. In the Hispanic Division the Company will continue to leverage its market position in Mexico in areas of training, recruitment and marketing.

      Continue to Provide Support to Consultants. The Company will continue its operational and cultural focus on providing consultants with superior customer service and effective marketing tools, including catalogues, sales brochures, new product demonstrations and training sessions, to grow their businesses. Additionally, the Company intends to continue to stimulate sales and new consultant recruitment efforts through recognition events, incentives, gifts and free travel for consultants.

      Develop New and Enhanced Products. The Company intends to focus on the development of new and innovative products that capitalize on the face-to-face interaction between consultants and their clients. New product introductions are fundamental to the Company’s direct selling business model in that they serve to motivate consultants and give them new and exciting products to demonstrate and market to their clients. The Company employs a “fast follower” product development strategy that minimizes research costs and focuses development efforts on products that have proven successful in the marketplace.

      Leverage Economies of Scale. Since the acquisition in 1998, the Company increased gross profit and reduced selling, general and administrative expenses, primarily by reducing manufacturing and overhead costs, streamlining marketing efforts and improving inventory and working capital management. The Company believes that its direct selling business model will continue to generate significant organic growth and that the resulting scale will afford it increasing opportunities to leverage its fixed cost base and increase efficiencies in its purchasing, manufacturing, marketing, training and technology functions.

      Exit Secondary Markets. Due to the challenging macroeconomic environment that has affected results in the non-core markets in which the Company currently operates, it has adopted a strategic plan to focus on the strengths of the core U.S. and Mexican markets. The Company may consider plans to exit certain non-core markets in some or all of South America, Thailand and Europe through either a sale or discontinuation of their operations.

Products

      The Company continuously introduces new and revitalized products based on changes in consumer demand and technological advances in order to enhance the quality, image and price positioning of its products. During 2002, the Company launched 29 new products, excluding limited life products. In connection with the new color line, the Company launched 289 new products during 2001 and 2002. Research and development is conducted at the Jafra Skin, Body and Color Laboratory, located in the Westlake Village, California facility. Amounts incurred on research activities relating to the development of new products and improvement of existing products were $ 1.5 million in 2002, $1.8 million in 2001 and $1.9 million in 2000.

      Employees in the Research and Development Department formulate products and analyze them for chemical purity and microbial integrity. A separate small scale pilot batch is always produced and tested prior to full scale manufacture. The Company continues to invest in upgrading of its product lines by adding new formulations and contemporary fragrances. Through product development, manufacturing and packaging, the Company believes that it has enhanced the consistency and quality of its products.

      The following table sets forth the sales of the Company’s principal product lines for the three years ended December 31, 2002, 2001 and 2000:

	2002		2001		2000

	Sales by	Percentage	Sales by	Percentage	Sales by	Percentage
	Product Line	of Total	Product Line	of Total	Product Line	of Total
	($ in millions)	Sales	($ in millions)	Sales	($ in millions)	Sales

Skin care	$68.8	18.2%	$69.4	19.0%	$65.8	21.0%
Color cosmetics	99.5	26.2	94.3	25.8	82.4	26.2
Fragrances	126.6	33.4	125.4	34.3	103.7	33.0
Body care and personal care	42.1	11.1	37.0	10.1	29.6	9.4
Other(1)	42.0	11.1	39.3	10.8	32.6	10.4

Subtotal before shipping and other fees less commissions	379.0	100.0%	365.4	100.0%	314.1	100.0%

Shipping and other fees less commissions	12.0		10.8		7.1

Total	$391.0		$376.2		$321.2

(1)	Includes sales aids (e.g., party hostess gifts, demonstration products, etc.) and promotional materials, which typically do not qualify for commissions or overrides.

      Skin Care. The Company sells personalized skin programs in a free matrix skincare system that allows individuals to select a regiment to meet individual needs. Skin care products include cleansers, masks, skin fresheners and moisturizers for day and night. In addition to basic skin care products, The Company offers specialty products to enhance skin texture and encourage cell revitalization, including its premier product, Royal Jelly Milk Balm Moisture Lotion, and products for maturing skin (Time Protector and Time

Corrector), eye care (Optimeyes) and elasticity (Elasticity Recovery Hydrogel). The Company seeks to use the most recent advances in ingredient technology. The Company is committed to maintaining contemporary formulas and routinely evaluating and updating its product offerings. During 2002, the Company continued to promote the skin care line and added a new staple skin care product, Makeup Remover for Eyes and Lips. Royal Jelly Vitamins were re-launched to promote health and beauty through internal wellness. Also, the Company had continued success with Intensive Retinol Treatment, capsules that release measured doses of retinol into the skin. In 2003, the Company plans to launch new products that address skin pigmentation problems.

      Color. The Company’s range of color cosmetics for the face, eyes, lips, cheeks and nails contribute significantly to its results. The Company internally develops lipstick formulas, foundations and mascaras. In 1999, the Company implemented a new color palette strategy by introducing seasonal color products, through innovative fashion color statements in the spring and fall shade product offerings. This has been a consistent strategy for 2000, 2001 and 2002, and has continued to drive the sales of color products. In 2001, the Company undertook a major restage of its entire color line. The new line consists of 31 new products, including 13 new formulas. In total, the restage involved the repackaging of approximately 280 items. The new color line was launched in Mexico during the fourth quarter of 2001 and globally in the second quarter of 2002.

      Fragrance. In 1996, the Company introduced Adorisse, a contemporary women’s fragrance, and Fm Force Magnetique, a prestige men’s fragrance. The Company further extended its fragrance line in 1997 with Le Moiré for women and Legend for Men. In 1998, the Company launched the following fragrances for women: Sensations, a youthful fragrance, Joie de Vivre, a lifestyle fragrance, and Reflections, a signature fragrance. The following fragrances were also launched for men in 1998, Epic, an aspirational fragrance, and JF9 Green, a sub-brand of the existing JF9. In 1999, The Company introduced Chosen, a prestige fragrance for women, as well as a special 20th anniversary fragrance for the Mexico market. The fragrance category includes line extensions such as body lotions, shower gels, deodorants, after-shave lotions and shave creams for some of the most popular fragrances. The Company has a continued strategy of introducing new fragrances each year. In 2001, Sphera was introduced for women and Victus was introduced for men. In 2002, multiple new fragrances were launched. Navigo was launched as a master brand and two fragrances were launched simultaneously for men and women. JF9 Black, a sub brand of JF9 was launched for a limited time.

      Body Care and Personal Care. The Company markets a broad selection of body, bath, sun and personal care products, including deodorants and shampoos. The Company’s premier body care product, Royal Jelly Body Complex, contains “royal jelly” (a substance produced by queen bees) in an oil-free deep moisturizing formula with natural botanical extracts and vitamins. Other offerings in the body care line include sunscreens, hand care lotions, revitalizing sprays, and bath products. While the Company varies its product offerings and continues to develop new products, Royal Almond and Precious Protein products remain popular sellers. In 2002, the Company leveraged the success of the Royal Almond brand by introducing Royal Ginger, a scent extension to the body care family. Also, the Company launched the Define Your Body line of four products, a complete line of technologically advanced body treatment products. The Company continued to build on the success of the Jafra Spa line with the launches of the Spa fragrances and the Scalp Massage and Hair Treatment. The Tender Moments Baby line was enhanced with the launch of pediatrician-tested Baby Bottom Balm, formulated with soothing ingredients. In a collaborative effort with Kevin Charles, founder of the Kevin Charles Salon Spa, the Company launched a new hair care line of salon quality products. Developed by the Company, tested by Kevin Charles in his salon, these products cleanse, nourish, protect and style hair. In 2003, the Company will continue to promote body and personal care products with fragrance-driven line extensions.

      Other Products. The Company is considering expanding its product line to include nutritional and wellness products. Any decision to offer such products will include consideration of the attendant risks, including potential product liability.

Marketing

      Strategy and Product Positioning. The Company positions its products to appeal to a relatively wide range of market categories, demographic groups and lifestyles. The Company products generally price at the higher end of the mass market category, but slightly below prestige brands.

      Product Strategy. The Company’s product strategy is to provide customers with exciting and prestige quality product lines that fit into the Company’s value-added demonstration sales techniques and promote the sale of multiple products per home visit. To that end, the Company develops integrated products and actively promotes cross-selling among categories, thus encouraging multi-product sales and repeat purchases. Product variety and modernization are keys to the Company’s success. The Company continues to look for ways to expand product offerings and broaden its appeal in the marketplace. This led to the development of the Retinol capsules and the new color line.

      Marketing Material & Corporate Image. The company supports its identity and corporate image through its energetic network of consultants and word-of-mouth. The Company uses a sophisticated and integrated promotional approach that includes meetings, marketing literature, and the Internet to create strong corporate imagery and support corporate identity.

Independent Sales Force

      Jafra’s self-employed sales force is composed of approximately 416,000 consultants worldwide as of December 31, 2002. Approximately 80,000 of these consultants are in the United States and the Dominican Republic, 269,000 are in Mexico and 67,000 are in other markets. These consultants are not agents or employees of the Company; they are independent contractors or dealers. They purchase products directly from the Company and sell them directly to their customers.

      More seasoned senior consultants, who have experience managing their own consultant networks, recruit and train the Company’s field level organization. The Company sells substantially all of its products directly to its consultants. Each consultant conducts her Jafra sales operations as a stand-alone business, purchasing Jafra goods and reselling them to customers, as well as offering free personal care consultations. The Company’s independent sales force constitutes its primary marketing contact with the general public.

      Selling. The primary role of a Jafra consultant is to sell Jafra products. Although sales occur as a result of person-to-person sales, the Company also encourages its consultants to arrange sales parties at customers’ homes. Sales parties permit a more efficient use of a consultant’s time, allowing the consultant to offer products and cosmetic advice to multiple potential customers at the same time, and provide a comfortable selling environment in which clients can learn about skin care and sample the Jafra product line. Such parties also provide an introduction to potential recruits and the opportunity for referrals to other potential clients, party hostesses and recruits.

      The Company does not require consultants to maintain any inventory. Instead, Jafra consultants can wait to purchase products from the Company until they have a firm customer order to fill. Consultants generally personally deliver orders to their customers within one week of placement of an order. By delivering products directly to the customer, the Jafra consultant creates an additional sales opportunity. The short-term delivery requirements and the nature of the Company’s business preclude any significant backlog.

      Recruiting. The Company believes that the lower start-up costs and policy of providing retail discounts to consultants even on small orders helps recruit consultants. Other major attractions to prospective recruits include flexible hours, increased disposable income, an attractive incentive program (including international travel, national and regional meetings, awards and free products), personal and professional recognition, social interaction, product discounts and career development opportunities.

      The Company also emphasizes a commitment to consultants’ personal and professional training, thereby building consultants’ management and entrepreneurial skills.

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

      Income Opportunities and Recognition. Consultants earn income by purchasing products from the Company at retail discounts and selling to consumers at suggested retail prices. Once a consultant becomes a manager, her compensation also includes overrides on the wholesale value of paid sales made by herself and her recruits. The overrides are paid to motivate and compensate the managers to train, recruit and develop downline consultants. Additionally, managers often perform collection efforts on the Company’s behalf as the overrides paid on a consultant’s downline productivity are paid only upon the collection of payment for the underlying product sale.

      The Company believes that public recognition of sales accomplishments serves the dual purpose of identifying successful role models and boosting consultant morale. Each year the Company sponsors major events in most geographic markets to recognize and reward sales and recruiting achievements and strengthen the bond between the independent sales force and the Company. Consultants and managers must meet certain qualification levels to receive invitation to attend these events.

International Operations

      The Company’s international operations are subject to certain customary risks inherent in carrying on business abroad, including the risk of adverse currency fluctuations, the effect of regulatory and legal restrictions imposed by foreign governments, and unfavorable economic and political conditions.

      Due to the challenging macroeconomic environment that has effected the Company’s results in the non-core markets in which the Company operates, the Company recently adopted a strategic plan to focus on the strengths of the core U.S. and Mexican markets. The Company may consider plans to exit certain non-core markets, including some or all of South America, Thailand and Europe through either a sale or discontinuation of their operations.

      The most important markets to date are Mexico and the United States, which represented approximately 64% and 24%, respectively, of total 2002 consolidated sales. See Note 11 of the consolidated financial statements appearing in Item 8. “Financial Statements and Supplementary Date.” The Company has entered into foreign currency contracts to help mitigate the risk that a potential currency devaluation in Mexico would have on operations and liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Manufacturing

      The Company has a manufacturing facility in Naucalpan, Mexico, which is near Mexico City. This facility produces color cosmetics and most of the Company’s fragrances. Until June of 1999, the Company produced skin care and personal use products at the Westlake Village, California manufacturing facility. In June of 1999, the Company outsourced the U.S. product manufacturing functions to a third-party contractor.

      The Company and the third-party contractor (the “contractor”) entered into a manufacturing agreement, dated as of June 10, 1999. Subject to the terms and conditions of the manufacturing agreement, the contractor has agreed to manufacture all of the Company’s requirements for certain cosmetic and skin care products for an initial term of five years expiring in 2004. Following the expiration of the initial five-year term, the manufacturing agreement will be automatically extended for additional one-year terms unless terminated by six months’ prior written notice by either party. The manufacturing agreement provides for price renegotiations by the contractor if the Company’s quarterly or annual purchase volume falls below specified minimums. The manufacturing agreement requires the contractor to maintain insurance to cover costs associated with any product liability or product recall caused by the acts or omissions of the contractor. In addition, the Company is obligated to purchase materials acquired by the contractor based upon product forecasts provided by the Company if the contractor is unable to sell such materials to a third-party. The contractor is solely responsible for obtaining the inventories, manufacturing the inventories at its current location in Chino, California, complying with applicable laws and regulations, and performing quality assurance functions.

      Beginning in 2001, the Company began manufacturing, through a third-party, a limited number of items in Brazil, for sale in South America.

      The Company purchases from other third-party suppliers certain finished goods and raw materials for use in its manufacturing operations. In general, the Company does not have written contracts with other suppliers. Finished goods and raw materials used in the Company’s products, such as glass, plastics, and chemicals, generally are available stock items or can be obtained to the Company’s specifications from more than one potential supplier.

Distribution

      As of December 31, 2002, the Company uses three distribution centers in the United States and Mexico and various other distribution centers globally. The U.S. warehouses in Bridgeport, New Jersey and Westlake Village, California currently stock the entire Jafra product line. In Mexico, the Company has historically outsourced virtually all of its distribution to third-parties. However, in January 2002, the Company opened a distribution center in Mexico and terminated the third-party distribution function. This distribution center services all consultants in Mexico. Management believes that its facilities are adequate to meet demand in its existing markets for the foreseeable future.

      Typically, owned or leased distribution centers are located in an area that allows for direct delivery to consultants by either post or carrier. Maintaining a short delivery cycle in direct selling is an important competitive advantage.

Competition

      The Company sells all of its products in highly competitive markets. The principal bases of competition in the cosmetics direct selling industry are price, quality and range of product offerings. Several direct sales companies compete with the Company in sales of cosmetic products, and at least two such competitors, Mary Kay and Avon, are substantially larger than the Company in terms of total independent salespersons, sales volume and resources. In addition, the Company’s products compete with cosmetics and toiletry items manufactured by cosmetic companies that sell their products in retail or department stores. Several of such competitors are substantially larger than the Company in terms of sales and have substantially more resources. The Company also faces competition in recruiting independent salespersons from other direct selling organizations whose product lines may or may not compete with the Company’s products.

      The Company believes that its senior management team with a strong direct selling track record, motivated direct sales force, prestige quality product lines, product development capabilities, geographic diversification, short delivery cycle, and manufacturing technology are significant factors in establishing and maintaining its competitive position.

Patents and Trademarks

      The Company’s operations do not depend to any significant extent upon any single trademark other than the Jafra trademark and one of its most significant line of products, Royal Jelly, is not protected by any registered trademark. Some of the trademarks Jafra uses, however, are identified with and important to the sale of its products. Some of the more important trademarks are: Adorisse (a contemporary women’s fragrance), Eau D’Aromes (revitalizing fragrance spray), JF9 (a men’s prestige fragrance), Legend for Men (a men’s premium fragrance), Le Moiré (a contemporary women’s fragrance), and Optimeyes (eye treatment lotion). The Company’s operations do not depend to any significant extent on any single or related group of patents, although the Company has have applied for or received patent protection in its major markets for certain skin creams, dispensers and product containers, nor does it rely upon any single or related group of licenses, franchises or concessions. The Company has in the past licensed know-how from Gillette relating to the design, development and manufacture of its products and is permitted to continue to use such know-how in connection with its products.

      In 1998, a former employee of Gillette filed applications to register the Jafra trademark in Algeria, Bangladesh, China, Cyprus, Egypt, Gambia, Ghana, Guyana, India, Kenya, Malawi, Morocco, Nigeria, OAPI, Pakistan, Sierra Leone, Syria, Sudan, Surinam, Tanzania, Tunisia, Zambia, and Zimbabwe, jurisdictions in which the Company does not currently operate. In 1998, Gillette obtained a court order prohibiting this employee from transferring or licensing such trademark applications and registrations and requiring that the trademark applications and registrations be assigned to Gillette. The relevant documentation relating to the transfer of these trademarks to the Company has been completed. The Company has filed the documents obtained from this former employee in those jurisdictions in which the documentation will be accepted in order to secure the abandonment and cancellation of this employee’s applications and registrations. If the Company is not able to secure cancellation or abandonment of the applications and registrations in these jurisdictions, it may be prohibited from distributing its products in these jurisdictions.

Management Information Systems

      During 2001, the Company redefined its Internet strategy and continued to develop and implement an expanded e-commerce system. The expanded e-commerce platform became operational in the United States during June 2001, with the consultant adoption rate averaging 24% of order volume by year end 2002. In Mexico, an e-commerce platform was launched during the second half of 2001. The Company also selected a new platform to run its core operations in the United States. The U.S. business will replace the order entry, fulfillment, commission and override processing and financial system software with Enterprise Resource Planning (ERP) software from JD Edwards. Wave one of this implementation of the financial systems was implemented in April of 2002. Waves two and three, which relate to the order entry and remaining commercial systems, will be implemented in the second quarter of 2003. The Company anticipates that this new system may be leveraged to improve computer operations in Mexico, Puerto Rico and the Dominican Republic during 2004.

Seasonality

      The Company’s net sales, as measured in local currencies, during the fourth quarter of the year are typically slightly higher than in the other three quarters of the year due to seasonal holiday purchases.

Environmental Matters

      The Company’s operations are subject to various federal, state, local and foreign laws or regulations governing environmental, health and safety matters. Some of its operations require environmental permits and controls and these permits are subject to modification, renewal and revocation by issuing authorities. Violations of or liabilities under environmental laws could result in fines or penalties, obligations to clean up contaminated properties or claims for property damage or personal injury. The Company believes that it is in material compliance with all such laws, regulations and permits, and under present conditions, it does not foresee that such laws and regulations will have a material adverse effect on its capital expenditures, earnings or competitive position.

Employees

      As of December 31, 2002, the Company had 1,016 full-time employees, of which 267 were employed in the United States and 749 in other countries. The Company also had 427 outside contract employees.

Item 2. Properties

      The Company is headquartered and maintains a warehouse and distribution facility in Westlake Village, California, 40 miles north of Los Angeles. Manufacturing is done on a global basis for the color and fragrance product lines at the Company’s facility in Naucalpan, Mexico. The Westlake Village, California and Naucalpan, Mexico facilities are owned by the Company, except for a small portion of the Naucalpan facility that is leased. In addition, the Company leases certain distribution facilities, sales offices and service centers to facilitate its operations globally. As of January 1, 2002, the Company began utilizing a leased distribution center in Lerma, Mexico. The Company’s properties are suitable and adequate to meet its current and anticipated requirements.

Item 3. Legal Proceedings

      The Company is subject from time to time to various litigation and claims arising in the ordinary course of its business. The Company does not believe that any known litigation or claims pending against it would, if determined in a manner adverse to it, have a material adverse effect on its business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      There is no established public trading market for Parent common stock (the “Common Stock”). The number of holders of record of the Company’s Common Stock on March 7, 2003 was 32. On July 11, 2000, a member of management purchased 316 shares of Common Stock for a purchase price of $150 per share, or a total of $47,400; on July 27, 2000, a former member of management exercised options to purchase 158 shares of Common Stock for a purchase price of $100 per share, or a total of $15,800, and then sold a total of 632 shares of Common Stock back to the Company at $210 per share, or a total of $132,720; on August 9, 2000, certain members of management purchased an aggregate of 4,108 shares of Common Stock for a purchase price of $210 per share, or a total of $862,860; on November 6, 2000, a former member of management sold 316 shares of Common Stock back to the Company at $210 per share, or a total of $66,360; on February 10, 2001, certain members of management purchased an aggregate of 474 shares of Common Stock for a purchase price of $210 per share, or a total of $99,540; on June 14, 2001, a former member of management and a former director, sold an aggregate total of 2,563 shares of Common Stock back to the Company at $250 per share, or a total of $640,750; on September 19, 2001, a former member of management exercised options to purchase 210 shares of Common Stock for a purchase price of $150 per share, or a total of $31,500, and then sold a total of 526 shares of Common Stock back to the Company at $250 per share, or a total of $131,500. All of these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, as either offerings to accredited investors under Regulation D or offerings to employees under Rule 701. See Item 12. “Security Ownership of Certain Beneficial Owners and Management.” The parent has not paid in the past, and does not expect to pay for the foreseeable future, regular dividends on shares of its Common Stock. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors of the Parent, subject to the restrictions set forth in the senior credit agreement and the Indenture for its senior subordinated notes (the “Indenture”), which currently restrict the payment of cash dividends to stockholders, and restrictions, if any, imposed by other indebtedness outstanding from time to time. See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources.”

Item 6. Selected Financial Data

      The following is a summary of selected financial data of the Company (amounts in millions except for consultant and consultant productivity data). The selected financial data as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 are derived from the audited financial statements which appear in Item 8. “Financial Statements and Supplementary Data.” The related selected financial data should be read in conjunction with such financial statements and notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All other financial data presented has been derived from audited financial statements of the Company which are not included herein. The financial data for the four months ended April 30, 1998 reflects the Jafra Business prior to the Acquisition and are referred to as the “Predecessor” operations.

						Predecessor

						Four
					Eight Months	Months
	Years Ended December 31,				Ended	Ended
					December 31,	April 30,
	2002	2001	2000	1999	1998	1998

Statement of Operations Data:
Net sales(a)	$391.0	$376.2	$321.2	$296.4	$174.5	$79.2
Cost of sales(b)	92.4	87.0	79.5	82.3	56.3	22.7

Gross profit	298.6	289.2	241.7	214.1	118.2	56.5
Selling, general and administrative expenses(a)	240.9	232.9	196.6	180.7	110.9	51.1
Restructuring and impairment charges(c)	—	—	2.6	4.8	—	—
Loss (gain) on sale of assets	(0.1)	0.1	0.1	(1.0)	0.2	—

Income from operations	57.8	56.2	42.4	29.6	7.1	5.4
Other income (expense):
Exchange (loss) gain, net	(11.2)	(9.7)	(11.7)	3.3	(1.8)	1.4
Interest (expense) income, net	(11.4)	(13.3)	(15.7)	(16.9)	(11.5)	0.1
Other income (expense), net	0.1	(0.1)	1.6	0.1	(0.1)	0.1

Income (loss) before income taxes, extraordinary item and cumulative effect of accounting change	35.3	33.1	16.6	16.1	(6.3)	7.0
Income tax expense	16.3	17.4	10.0	10.9	1.7	2.9

Income (loss) before extraordinary item and cumulative effect of accounting change	19.0	15.7	6.6	5.2	(8.0)	4.1
Extraordinary loss on early extinguishment of debt, net of income tax benefit of $0.2 in 2000 and $0.2 in 1999.	—	—	0.3	0.6	—	—

Income (loss) before cumulative effect of accounting change	19.0	15.7	6.3	4.6	(8.0)	4.1
Cumulative effect of accounting change, net of income tax expense of $0 in 2002 and $0.1 in 2001(e)	(0.2)	0.1	—	—	—	—

Net income (loss)	$18.8	$15.8	$6.3	$4.6	$(8.0)	$4.1

Balance Sheet Data (at end of period):
Cash and cash equivalents	$27.2	$6.7	$5.8	$4.9	$18.4
Working capital	31.9	14.2	19.2	34.2	22.9
Property and equipment, net	60.7	59.6	51.4	50.6	56.2
Total assets	288.3	291.1	276.9	278.4	288.6
Total debt(d)	84.4	93.1	109.0	133.5	141.5
Stockholders’ equity	$108.5	$96.0	$81.2	$75.8	$75.4

						Predecessor

						Four
					Eight Months	Months
	Years Ended December 31,				Ended	Ended
					December 31,	April 30,
	2002	2001	2000	1999	1998	1998

Other Financial Data:
Net cash provided by (used in) operating activities	43.1	30.1	32.5	(1.6)	18.1	(8.0)
Net cash provided by (used in) investing activities	(11.3)	(11.7)	(7.2)	(3.1)	(211.1)	2.6
Net cash provided by (used in) financing activities	(8.7)	(16.6)	(23.5)	(7.4)	211.7	(8.8)
Depreciation and amortization	5.6	7.7	7.6	7.1	5.1	1.4
Amortization of deferred financing fees	1.4	1.4	1.4	1.8	1.4	—
Capital expenditures	$11.0	$11.4	$7.1	$5.8	$6.4	$6.1
Total ending consultants	416,000	369,000	310,000	292,000	247,600	220,000
Average ending consultants(f)	394,000	362,000	307,000	275,000	238,000	215,000
Consultant productivity(f)	$992	$1,039	$1,046	$1,078	$1,103	$1,103

(a)	In connection with the adoption of Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” on January 1, 2002, reclassifications have been made to all periods ending prior to that date to reflect commissions on personal sales paid to consultants, previously reported as selling, general and administrative expenses, as a reduction of net sales and selling, general and administrative expenses. The amounts that have been reclassified as a reduction to net sales and selling, general and administrative expenses are $3.9 million, $3.4 million, $3.2 million, $1.9 million and $0.8 million for the years ended December 31, 2001, 2000 and 1999, the eight- months ended December 31, 1998, the four-months ended April 30, 1998, respectively.

(b)	Cost of sales for the eight months ended December 31, 1998 includes a $2.7 million charge relating to the sale of certain inventories that were revalued to fair value in conjunction with the Acquisition.

(c)	Restructuring and impairment charges include the following: for 2000, approximately $1.6 million of restructuring charges and approximately $1.0 million of asset impairment charges and for 1999, approximately $3.7 million of restructuring charges and approximately $1.1 million of asset impairment charges.

(d)	Total debt consists of borrowings under the subordinated notes, term loan, revolving loan and unsecured foreign bank loan.

(e)	In connection with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets,” on January 1, 2002, the Company recorded a net loss of $0.2 million (net of a tax effect of $0) as a cumulative transition adjustment to earnings. In connection with the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001, the Company recorded a net gain of $0.1 million (net of a tax effect of $0.1 million) as a cumulative transition adjustment to earnings.

(f)	The average consultant base is calculated based on the total ending consultant base for each of the prior twelve months. A consultant is included in the total ending consultant base if she places an order within the past four months. Consultant productivity is defined as net sales in U.S. dollars divided by the annual average number of consultants. Full year 1998 consultant productivity is shown for comparability.

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

Results of Operations

      The following table represents selected components of the Company’s results of operations, in millions of dollars and as percentages of net sales. The table reflects the operations of the Company for the years ended December 31, 2002, 2001 and 2000.

	Years Ended December 31,

	2002		2001		2000

	($ in millions)
Net sales(1)	$391.0	100.0%	$376.2	100.0%	$321.2	100.0%
Cost of sales	92.4	23.6	87.0	23.1	79.5	24.8

Gross profit	298.6	76.4	289.2	76.9	241.7	75.2
Selling, general and administrative expenses(1)	240.9	61.6	232.9	62.0	196.6	61.2
Restructuring and impairment charges	—	—	—	—	2.6	0.8
Loss (gain) on sale of assets	(0.1)	0.0	0.1	0.0	0.1	0.0

Income from operations	57.8	14.8	56.2	14.9	42.4	13.2
Exchange loss, net	(11.2)	(2.9)	(9.7)	(2.6)	(11.7)	(3.6)
Interest expense, net	(11.4)	(2.9)	(13.3)	(3.5)	(15.7)	(4.9)
Other income (expense), net	0.1	0.0	(0.1)	0.0	1.6	0.5

Income before income taxes, extraordinary item and cumulative effect of accounting change	35.3	9.0	33.1	8.8	16.6	5.2
Income tax expense	16.3	4.1	17.4	4.6	10.0	3.1

Income before extraordinary item and cumulative effect of accounting change	19.0	4.9	15.7	4.2	6.6	2.1
Extraordinary loss on early extinguishment of debt, net of income tax benefit of $0.2 million	—	—	—	—	0.3	0.1

Income before cumulative effect of accounting change	19.0	4.9	15.7	4.2	6.3	2.0
Cumulative effect of accounting change, net of income tax expense of $0 in 2002 and $0.1 million in 2001.	(0.2)	(0.1)	0.1	0.0	—	—

Net income	$18.8	4.8%	$15.8	4.2%	$6.3	2.0%

(1)	In connection with the adoption of Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” on January 1, 2002, reclassifications have been made to periods ending prior to that date to reflect commissions on personal sales paid to consultants, previously reported as selling, general and administrative expenses, as a reduction of net sales and selling, general and administrative expenses. The amounts that have been reclassified as a reduction of net sales and selling, general and administrative expenses are $3.9 million and $3.4 million, for the years ended December 31, 2001 and 2000, respectively.

      The following tables represent selected components of the consolidated results of operations by market. Management evaluates market performance based on segment operating income, excluding reorganization and restructuring charges, unusual gains and losses, and amortization of goodwill and other intangible assets. Results for subsidiaries in South America, the Dominican Republic, and Thailand are combined and included in the following tables under the caption “All Others.” Corporate expenses, reorganization and restructuring charges, unusual gains and losses and amortization of goodwill and other intangible assets are included under the caption “Corporate, Unallocated and Other.”

						Corporate,
		United			Total	Unallocated	Consolidated
	Mexico	States	Europe	All Others	Segments	and Other	Total

	(Dollars in millions)
Year Ended December 31, 2002
Net sales	$251.6	$92.1	$26.9	$20.4	$391.0	$—	$391.0
Cost of sales	60.6	21.2	6.3	6.2	94.3	(1.9)	92.4

Gross profit	191.0	70.9	20.6	14.2	296.7	1.9	298.6
Selling, general and administrative expenses	124.8	55.3	19.4	20.3	219.8	21.1	240.9
Gain on sale of assets	(0.1)	—	—	—	(0.1)	—	(0.1)

Income (loss) from operations	$66.3	$15.6	$1.2	$(6.1)	$77.0	$(19.2)	$57.8

Year Ended December 31, 2001
Net sales	$247.5	$79.6	$26.4	$22.7	$376.2	$—	$376.2
Cost of sales	59.4	18.3	5.5	6.4	89.6	(2.6)	87.0

Gross profit	188.1	61.3	20.9	16.3	286.6	2.6	289.2
Selling, general and administrative expenses	116.8	49.7	19.1	22.2	207.8	25.1	232.9
Loss on sale of assets	—	0.1	—	—	0.1	—	0.1

Income (loss) from operations	$71.3	$11.5	$1.8	$(5.9)	$78.7	$(22.5)	$56.2

Year Ended December 31, 2000
Net sales	$199.8	$74.1	$26.9	$20.4	$321.2	$—	$321.2
Cost of sales	48.8	16.5	6.3	6.9	78.5	1.0	79.5

Gross profit	151.0	57.6	20.6	13.5	242.7	(1.0)	241.7
Selling, general and administrative expenses	86.6	46.9	20.3	19.5	173.3	23.3	196.6
Restructuring and impairment charges	—	—	—	—	—	2.6	2.6
Loss on sale of assets	—	—	0.1	—	0.1	—	0.1

Income (loss) from operations	$64.4	$10.7	$0.2	$(6.0)	$69.3	$(26.9)	$42.4

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Net Sales. Net sales for 2002 increased to $391.0 million from $376.2 million in 2001, an increase of $14.8 million, or 3.9%. In local currencies, net sales increased 7.6% in 2002 compared to 2001. The average number of ending consultants worldwide increased 8.8% to approximately 394,000 consultants in 2002, an increase of 32,000 consultants over the 2001 average number of consultants. A consultant is included in the total ending consultant base if she places an order within the four months immediately preceding the period end date. The average consultant base is calculated based on the total ending number of consultants for each of the prior twelve months. Consultant activity decreased approximately 1.6%, with 49.0% of all consultants considered active in 2002, compared to 49.7% in 2001. In general, consultants are considered to be active ordering consultants if they place an order within the month. Consultant productivity decreased 4.5% in 2002 compared to 2001, due primarily to weaker local currencies, partially offset by increased productivity in the

United States subsidiary due to planned program changes. The Company defines consultant productivity as net sales in U.S. dollars divided by the annual average number of consultants.

      In Mexico, net sales, excluding intersegment sales, for 2002 increased to $251.6 million from $247.5 million in 2001, an increase of $4.1 million, or 1.7%. In local currency, net sales in Mexico increased 5.5% over net sales during 2001. The year-to-year increase was due to an increase in the average number of consultants, partially offset by reduced productivity. The reduction in productivity was partially due to weaker average exchange rates of the Mexican peso. In Mexico, the average number of consultants in 2002 increased to approximately 252,000, 9.9% over the 2001 average number of consultants. Consultant productivity decreased 7.5% in 2002 compared to 2001.

      In the United States, net sales, excluding intersegment sales, for 2002 increased to $92.1 million from $79.6 million in 2001, an increase of $12.5 million, or 15.7%. The U.S. selling market has established two distinct selling divisions to focus on the individual characteristics of the Hispanic Division and the General Division. The establishment of two distinct selling divisions allows the Company to focus on independent marketing strategies and to provide specialized recruiting, training and product offerings, which has contributed to the increased net sales. Sales in the Hispanic Division increased 19.7% to $61.2 million and sales in the General Division increased 8.6% to $30.9 million during 2002 compared to net sales in 2001. In the Hispanic Division, the year-to-year increase was driven by increases in the number of consultants, the number of active consultants and consultant productivity. In the General Division, the year-to-year increase was driven by an increase in consultant productivity, partially offset by a smaller consultant base. In the United States, the increased productivity was due to certain productivity-related changes in the program during the second quarter of 2002. In the Hispanic Division, the average number of consultants increased 12.1% to 39,000 compared to the 2001 average. Hispanic Division consultant productivity increased 6.8% in 2002 compared to 2001 productivity. Additionally, in 2002, consultant activity increased 6.3% in the Hispanic Division compared to 2001, with 60.7% of all consultants considered to be active in 2002. The Hispanic Division also reported increases in the number of leaders. A leader is defined as a consultant who sponsors a specified number of recruits and meets certain minimum sales levels. In the General Division, consultant productivity increased 16.5% and the average number of consultants decreased 6.8% to approximately 29,000 consultants in 2002.

      In Europe, net sales, excluding intersegment sales, for 2002 increased to $26.9 million from $26.4 million in 2001, an increase of $0.5 million, or 1.9%. Measured in local currencies, net sales in 2002 decreased 3.6% compared to net sales in 2001. The increase in net sales measured in U.S. dollars was the result of the strengthening of the euro and Swiss Franc compared to the U.S. dollar, partially offset by a decrease in the average number of consultants, and reduced consultant productivity in local currencies. In Europe, the average number consultants decreased 2.6% to approximately 16,000 consultants. Consultant productivity increased 5.0% in 2002, compared to 2001, due to the strengthening of local currencies compared to the U.S. dollar. Measured in local currencies, consultant productivity decreased 1.1% in 2002 compared to 2001 productivity.

      Gross Profit. Gross profit in 2002 increased to $298.6 million from $289.2 million in 2001, an increase of $9.4 million, or 3.3%. Gross profit as a percentage of net sales (gross margin) decreased to 76.4% from 76.9%.

      In Mexico, gross margin decreased nominally to 75.9% in 2002 compared to 76.0% in 2001 due primarily to incrementally greater charges related to the reserve for slow moving inventory in 2002 (excluding Mexico manufacturing operations), the weakening of the peso compared to the U.S. dollar, partially offset by a more favorable product mix. Excluding charges for the reserve for slow moving inventory in 2002, gross margin would have been approximately 76.3% in 2002, compared to 76.1% in 2001. The percentage of resale sales compared to total sales remained constant at 91.2%.

      In the United States, gross margin remained constant at 77.0% between 2002 and 2001. In 2002, sales of new products contributed a greater gross margin compared to 2001. This was offset by a lower gross margin contribution from non-resale sale products. Charges for the reserve for slow moving inventory were relatively constant between 2002 and 2001.

      In Europe, gross margin in 2002 decreased to approximately 76.6% compared to 79.2% in 2001 primarily due to a more aggressive product mix implemented in an effort to generate sales.

      Selling, General and Administrative Expenses. SG&A expenses in 2002 increased to $240.9 million from $232.9 million in 2001, an increase of $8.0 million, or 3.4%. SG&A expenses, as a percentage of net sales, decreased to 61.6% in 2002 from 62.0% in 2001, primarily due to the discontinuation of amortization of goodwill and trademarks pursuant to SFAS No. 142 (See “New Accounting Pronouncements”). In 2001, the Company recorded $3.5 million of charges related to amortization of intangible assets.

      In Mexico, SG&A expenses increased to $124.8 million in 2002, from $116.8 million in 2001. As a percentage of net sales, SG&A expenses increased to 49.6% in 2002 compared to 47.2% in 2001. The primary factors for the increase in SG&A expenses as a percentage of net sales were selling expenses, variable freight expenses and administrative expenses. Selling expenses increased due primarily to an increase in the number of regional sales managers. As a percentage of sales, variable freight expenses increased 1.1% due to increased orders and higher average packaging costs. Administrative expenses increased primarily due an additional $3.4 million of bad debt expense in 2002, compared to 2001, due to declining consultant liquidity as a result of the general economic condition. Excluding the charges for bad debt expense, administrative expense was relatively constant as a percentage of sales in 2002 and 2001.

      In the United States, SG&A expenses increased to $55.3 million in 2002 from $49.7 million in 2001, an increase of $5.6 million, or 11.3%. However, as a percentage of net sales, SG&A expenses decreased to 60.0% from 62.4% primarily due to decreases in sales promotional expenses and administrative expenses. Sales promotional expenses decreased as a percentage of net sales due to the mix of events. Administrative expenses decreased as a percentage of net sales due to an increase in net sales as most of these expenses are fixed in nature. However, administrative expenses were relatively constant in total. Certain other variable expenses, such as period distribution and freight out, increased in total, but were relatively constant as a percentage of net sales.

      In Europe, SG&A expenses increased to $19.4 million in 2002 from $19.1 million in 2001, an increase of $0.3 million. As a percentage of net sales, SG&A expenses decreased to 72.1% in 2002 from 72.3% in 2001. Administrative expenses increased as a percentage of net sales and in total due to larger charges related to the reserve for uncollectible accounts in Italy and incrementally higher information technology expenses in Germany in 2002 compared to 2001. The increase in administrative expenses, as a percentage of net sales, was offset by reduced sales promotional and override expenses, in 2002 compared to 2001.

      SG&A expenses in the other selling markets (South America, Dominican Republic and Thailand) decreased to $20.3 million in 2002, compared to $22.2 million in 2001, primarily due to the favorable impact on expenses of currency devaluation of the South American currencies compared to the U.S. dollar, and decreased incremental charges related to the reserve for uncollectible accounts in the Company’s Brazilian subsidiary in 2002 compared to 2001. SG&A expenses in the corporate, unallocated and other categories decreased $4.0 million in 2002, compared to 2001, primarily due to the discontinuation of intangible amortization pursuant to SFAS No. 142 and administrative cost savings in the Company’s corporate headquarters.

      Exchange Loss. The Company’s net foreign exchange loss in 2002 was $11.2 million compared to $9.7 million in 2001, an increase in exchange losses of $1.5 million, or 15.5%. The Company’s foreign exchange gains and losses primarily result from the Company’s operations in Mexico and South America. The net exchange loss has three primary elements: gains or losses on forward currency and option contracts, unrealized and realized gains or losses on the remeasurement of U.S. dollar-denominated debt, and gains or losses on transactions denominated in foreign currencies.

      In 2002, the Company continued to use forward contracts to protect against potential devaluation of the Mexican peso by selling Mexican pesos and buying U.S. dollars. Additionally, during 2002, the Company modified its hedging program to include the use of foreign currency option contracts (“option contracts” or “options”) to hedge foreign currency exposures to the Mexican peso. In order to execute the option contracts and to offset the current outstanding forward contracts to sell Mexican pesos, the Company entered into forward contracts to buy Mexican pesos. The Company purchases exchange rate put options which gives it the right, but not the obligation, to sell Mexican pesos at a specified U.S. dollar exchange rate (“strike rate”). The option contracts provide protection in the event the Mexican peso weakens beyond the option strike rate. In conjunction with the put options, and as part of a zero-cost option collar structure, the Company sold Mexican peso call options, which give the courterparty the right, but not the obligation, to buy Mexican pesos from the Company at a specified strike rate. The effect of these contracts would be to limit the benefit the Company would otherwise derive from the strengthening of the Mexican peso beyond the strike rate.

      During the year ended December 31, 2002, the Company recognized $2.6 million of exchange losses related to forward contracts and $0.9 million of exchange gains related to option contracts (including the reclassification of other comprehensive loss into exchange loss). As the Company utilizes hedge accounting pursuant to SFAS No. 133 for forward and option contracts to hedge certain forecasted transactions, certain losses and gains are deferred as a separate component of other comprehensive loss and are recognized in income at the same time that the underlying hedged exposure is recognized in income. As of December 31, 2001, the Company had deferred losses of $3.7 million as a component of other comprehensive loss. During 2002, the Company deferred an additional $1.8 million of losses on forward exchange contracts and $1.3 million of exchange gains on option contracts as a component of other comprehensive loss. During the year ended December 31, 2002, the Company reclassified $1.6 million of losses on forward contracts and $0.5 million of exchange gains on option contracts from other comprehensive loss into exchange loss on the consolidated statement of income. Additionally, during the year ended December 31, 2002, the Company reclassified $3.1 million of losses on forward contracts and $0.4 million of exchange gains on option contracts from other comprehensive loss into cost of sales in the consolidated statements of income.

      During the year ended December 31, 2002, the Mexican peso devalued 13.5%, which resulted in a $5.2 million loss on the remeasurement of U.S. dollar-denominated debt, most of which was unrealized. The Company recognized $4.3 million of other exchange losses on other foreign currency transactions, most of which was unrealized, primarily due to the weakening of the South American currencies.

      During 2001, the Company recognized a total of $12.2 million of exchange losses related to forward contracts (including the reclassification of other comprehensive loss into exchange loss). During 2001, the Company deferred $5.5 million of losses as a component of other comprehensive loss, pursuant to SFAS No. 133. Of this $5.5 million, $0.8 million was recognized as a component of exchange loss and $1.0 million was recognized as cost of sales, in the consolidated statements of income, resulting in $3.7 million of exchange losses deferred as a component of other comprehensive loss at December 31, 2001. As the Mexican peso strengthened in 2001, the Company recognized $2.8 million of exchange gains on the remeasurement of U.S. dollar-denominated debt in 2001. Additionally, the Company recognized $0.3 million of net exchange losses on other transactions denominated in foreign currencies.

      Interest Expense. Interest expense decreased to $11.4 million in 2002 from $13.3 million in 2001, a decrease of $1.9 million, or 14.3%. The decrease was due to a lower debt balance, as total debt decreased approximately $8.7 million in 2002 from 2001, and lower average interest rates. Interest rates on Libor based borrowings decreased from 3.6% at December 31, 2001 to 3.1% at December 31, 2002.

      Income Tax Expense. Income tax expense decreased to $16.3 million in 2002 from $17.4 million in 2001, a decrease of $1.1 million, or 6.3%. The Company’s effective income tax rate decreased to 46.4% in 2002 from 52.5% in 2001. The reduced effective income tax rate was primarily the result of the release of valuation allowances against certain deferred income tax assets in the United States and the impact of the enactment of changes in Mexico’s future corporate statutory rates on net deferred income tax liabilities partially offset by valuation allowances against certain pretax expenses in the United States. Excluding the impact of the release of the valuation allowance of $2.3 million and the impact of the enactment of changes in the Mexico rate of $1.2 million, the effective tax rate would have been 56.4% in 2002.

      Net Income. Net income increased to $18.8 million in 2002 from $15.8 million in 2001, an increase of $3.0 million, or 19.0%. The increase was due to a $9.4 million increase in gross profit, a $0.2 million favorable change in loss (gain) on sale of assets, a $1.9 million decrease in interest expense, a $0.2 million favorable change in other income (expense), a $1.1 million decrease in tax expense, offset by a $8.0 million increase in selling, general and administrative expenses, a $1.5 million increase in exchange loss and a $0.2 million loss on the cumulative effect of accounting change, compared to a $0.1 million gain on the cumulative effect of accounting change in the prior year.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Net Sales. Net sales for 2001 increased to $376.2 million from $321.2 million in 2000, an increase of $55.0 million, or 17.1%. The Company’s average ending number of consultants worldwide increased 17.9% to approximately 362,000 consultants in 2001, an increase of 55,000 consultants over the 2000 average. The Company’s consultant productivity decreased 0.6% between 2001 and 2000. Consultant productivity in Mexico increased 3.5%.

      In Mexico, net sales, excluding intersegment sales, for 2001 increased to $247.5 million from $199.8 million in 2000, an increase of $47.7 million, or 23.9%. Sales in Mexico in local currency increased by 22.3% over 2000 net sales. The year-to-year increase was driven by an increase in the average number of consultants, an increase in consultant productivity and an increase in average consultant branches, or leaders. Mexico defines a branch or leader as a consultant with twelve or more active consultants in her downline. The average number of leaders in 2001 increased 20.4% compared to the 2000 average. In Mexico, the average number of consultants in 2001 increased to approximately 229,000, or 19.6% over the 2000 average.

      In the United States, net sales, excluding intersegment sales, for 2001 increased to $79.6 million from $74.1 million in 2000, an increase of $5.5 million, or 7.4%. During the later part of 2000, the U.S. established two distinct selling divisions to focus on the individual characteristics of the Hispanic Division and the General Division. The focus on the distinct needs of the consultants in each of the selling divisions contributed to the overall sales increase. Net sales in the Hispanic Division increased 8.1% and net sales in the General Division increased 6.4% compared to 2000 sales. The year-to-year increase was also driven by an overall increase in the number of consultants and an increase in the percentage of active consultants, partially offset by a decrease in productivity. In the U.S., the average number of consultants in 2001 increased to approximately 66,000, or 7.8% above the 2000 average. The percent of ordering consultants increased to 53.5% of all consultants, as compared to 49.6% in 2000. Consultant productivity decreased 6.1% over consultant productivity in 2000.

      In Europe, net sales, excluding intersegment sales, for 2001 decreased to $26.4 million from $26.9 million in 2000, a decrease of $0.5 million, or 1.9%. The decline in net sales was primarily attributed to unfavorable exchange rates due to the weakening of local currency compared to the U.S. dollar. If exchange rates remained constant between 2000 and 2001, net sales would have increased nominally. In Europe, the average number of consultants was relatively constant at an average of 17,000 consultants each year.

      Gross Profit. Gross profit in 2001 increased to $289.2 million from $241.7 million in 2000, an increase of $47.5 million, or 19.7%. Gross profit as a percentage of sales (gross margin) increased to 76.9% in 2001 from 75.2% in 2000.

      In Mexico, gross margin improved primarily due to reduced product costs, while prices increased in line with inflation. During 2001, the peso strengthened 5.2% compared to the U.S. dollar in 2000. The strengthening of the peso resulted in reduced product costs as the Company benefited from foreign currency gains as some inventory and components are purchased in U.S. dollar-denominated transactions. These gains were partially offset by derivative losses on forward contracts used to purchase inventory and accounted for using hedge accounting. Mexico’s fourth quarter 2000 gross margin included certain adjustments related to changes in cost accounting estimates, totaling $3 million. These changes resulted in increased margins of 76.3% in the fourth quarter of 2001 compared to 67.3% in the fourth quarter of 2000 and 76.0% for the year ended December 31, 2001 compared to 75.6% for the year ended December 31, 2000.

      In the United States, the gross margin decreased as a result of a more aggressive promotional mix. In 2001, the U.S. sold less regular resale items and more promotional and non-resale items. In 2001, 53.3% of resale items sold were promotional products, compared to 45.0% in 2000. Regular resale items typically contribute a greater margin than promotional or non-resale items.

      In Europe, gross margin in 2001 increased to approximately 79.2% compared to 76.6% in 2000 primarily due to the favorable impact of exchange rates on product costs.

      Selling, General and Administrative Expenses. SG&A expenses in 2001 increased to $232.9 million from $196.6 million in 2000, an increase of $36.3 million, or 18.5%. SG&A expenses as a percentage of net sales increased in 2001 to 62.0% from 61.2% in 2000.

      In Mexico, SG&A expenses as a percentage of net sales increased to 47.2% for 2001 compared to 43.3% in 2000. The primary factors for the increase in SG&A expenses as a percentage of net sales were sales promotional expenses, distribution costs and administrative expenses. Sales promotional expenses increased because there was additional promotional activity in 2001 in an effort to generate sales. Distribution costs increased proportionally more than sales due to the shipment of more small packages. Administrative expense increased primarily due to additional expenses related to reserves for uncollectible accounts receivable. Due to declining consultant liquidity, Mexico charged $7.7 million to bad debt expense during 2001, of which $3.8 million was charged during the fourth quarter.

      In the United States, SG&A, as a percentage of net sales, decreased to 62.4% from 63.3%. Selling expenses increased proportionally more than sales due to the implementation of the expanded e-commerce platform in 2001. In 2001, there was approximately $1.2 million of increased incremental e-commerce related expenses. The percentage increase in selling expenses is partially offset by a decrease in sales promotional expense and administrative expense, as a percentage of net sales. Expenditures on major events were scaled back, which resulted in a decrease in sales promotional expenses, and cost savings measures were employed in 2001 in an effort to reduce administrative expense.

      In Europe, SG&A expenses in 2001 decreased to 72.3% of net sales compared to 75.5% in 2000, primarily as a result of the Company’s repositioning and restructuring activities in Europe in the second half of 2000.

      Developing markets, particularly Brazil, incurred additional SG&A expenses in 2001 compared to 2000 due to the growing nature of the business and an increase in the allowance for bad debts as a result of declining consultant liquidity and economic difficulties. Corporate expenses increased $1.8 million because of increased compensation expenses in 2001, primarily related to bonuses, compared to 2000 and increased infrastructure expenses to support the growing business.

      Restructuring and Impairment Charges. There were no restructuring and impairment charges for 2001 compared to $2.6 million for 2000. In 2000, the Company recorded approximately $1.6 million of restructuring charges and approximately $1.0 million of asset impairment charges. The restructuring charges in 2000 related to the Company’s repositioning activities in Europe, and consisted primarily of severance costs. The asset impairment charges consisted of approximately $0.3 million related to the Company’s repositioning activities in Europe and approximately $0.7 million relating to the writedown of certain capitalized computer software costs in the United States. In 2000, the Company consolidated the sales support and administrative functions for Austria, Italy, and the Netherlands in Germany. Field sales personnel continue to perform sales and marketing functions in those locations. The Company closed its Poland operation, and began serving that territory through a distributor in 2001.

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

      Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities and requires such instruments to be measured and recorded at fair value. The derivative instruments the Company utilized did not qualify for hedge accounting under applicable standards prior to adoption of SFAS No. 133, and accordingly such instruments were marked-to-market with gains and losses included as a component of exchange loss in the statement of operations for the year ended December 31, 2000. Under SFAS No. 133, certain derivative contracts do not qualify for hedge accounting and the resulting fair value is recorded as a component of exchange loss. Under SFAS No. 133, the Company’s use of forward contracts and option contracts to hedge certain forecasted transactions qualified for hedge accounting as of January 2001. Unrealized gains and losses from such derivative instruments are deferred as a separate component of other comprehensive income, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from certain forward exchange contracts with the corresponding gains and losses generated by the underlying hedged transaction.

      In 2001, the Company continued to use forward contracts to protect against potential devaluation of the Mexican peso by selling Mexican pesos and buying U.S. dollars. Throughout 2001, the forward currency contract pricing reflected the market’s expectation that the peso would devalue relative to the dollar. However, in 2001, the peso to U.S. dollar exchange rate strengthened, resulting in exchange losses of $12.2 million related to forward contracts. Upon implementation of SFAS 133 on January 1, 2001, the Company had certain forward contracts not designated as hedges. During 2001, the Company recognized foreign exchange losses totaling $11.4 million on certain forward contracts not designated as hedges under SFAS No. 133. As the Company utilized hedge accounting pursuant to SFAS No. 133 for forward contracts to hedge certain forecasted transactions, certain losses were deferred as a separate component of other comprehensive income and recognized in income at the same time that the underlying hedged exposure was recognized in income. During 2001, $5.5 million of losses were deferred and $0.8 million was recognized as a component of exchange loss and $1.0 million was recognized as cost of sales, resulting in $3.7 million of exchange losses deferred as a component of other comprehensive income at December 31, 2001. The contracts were remeasured each month and the fair value of the contracts was included in current liabilities. As the Mexican peso strengthened in 2001, the Company recognized $2.8 million of exchange gains on the remeasurement of U.S. dollar-denominated debt in 2001. Additionally, the Company recognized $0.3 million of net unrealized and realized exchange losses on other transactions denominated in foreign currencies.

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

      Income Tax Expense. Income tax expense increased to $17.4 million in 2001 from $10.0 million in 2000, an increase of $7.4 million, or 74.0%. The increase in income tax expense is the result of increased income generated by the Company’s Mexico and U.S. subsidiaries in 2001 compared to 2000 and approximately $0.6 million of tax provision related to certain tax adjustments in Europe. In 2001, the Company’s effective income tax rate decreased to 52.5% from a 59.9% effective income tax rate in 2000. The decrease in the effective income tax rate was driven by taxable income generated by the Company’s European subsidiary in 2001, compared to a tax loss without any tax benefit in 2000. This decrease in the effective income tax rate was partially offset by higher effective income tax rates in the Company’s Mexico and U.S. subsidiaries.

      Net Income. Net income increased to $15.8 million in 2001 from $6.3 million in 2000, an increase of $9.5 million, or 150.8%. The increase was due to a $47.5 million increase in gross profit, a $2.6 million decrease in restructuring and impairment charges, a $2.0 million decrease in exchange loss, a $2.4 million decrease in interest expense, a $0.3 million decrease in extraordinary loss on early extinguishment of debt, net of tax, and a $0.1 million gain on the cumulative effect of accounting change, net of tax, partially offset by a $36.3 million increase in selling, general and administrative expenses, a $1.7 million decrease in other income (expense), and a $7.4 million increase in income tax expense.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) approved two new statements: SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company adopted SFAS No. 142 on January 1, 2002. In accordance with such adoption, the Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. Prior to June 30, 2002, the Company completed the transitional goodwill impairment test required by SFAS No. 142. Due to general market uncertainty in Colombia, the Company revised its projections and recorded an impairment loss of $0.2 million associated with its Colombia reporting unit. The impairment loss has been recorded as a cumulative effect of accounting change in the accompanying consolidated statements of income. No other impairment was identified in connection with the annual impairment test. The changes in the carrying amount of goodwill for the year ended December 31, 2002 were as follows (in millions):

	United			All	Consolidated
Goodwill	States	Mexico	Europe	Others	Total

Balance as of December 31, 2001	$32.2	$32.4	$5.9	$0.6	$71.1
Translation effect	—	(3.9)	(0.6)	(0.1)	(4.6)
Impairment losses	—	—	—	(0.2)	(0.2)

Balance as of December 31, 2002	$32.2	$28.5	$5.3	$0.3	$66.3

      The Company’s other intangible assets consist of trademarks. During the year ended December 31, 2002, the Company determined trademarks to have an indefinite life and performed the transitional impairment test as required under SFAS No. 142. Based upon the transitional and annual test, the Company determined that there was no impairment of trademarks. The carrying value of trademarks was $44.6 million as of December 31, 2002.

      In accordance with SFAS No. 142, the Company discontinued amortization of goodwill and other intangible assets with an indefinite life. A reconciliation of previously reported net income to amounts adjusted for the exclusion of goodwill and trademark amortization, net of the related income tax effects, where applicable, is as follows (in millions):

	Years Ended December 31,

	2002	2001	2000

Net income	$18.8	$15.8	$6.3
Goodwill amortization, net of tax	—	1.8	1.9
Trademark amortization, net of tax	—	0.8	0.9

Adjusted net income	$18.8	$18.4	$9.1

      In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” This new guidance provides that consideration from a vendor to a reseller is generally presumed to be a reduction of the selling prices of the vendor’s products, and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. On January 1, 2002, the Company adopted EITF Issue No. 01-9 and reclassified commissions paid to consultants of $3.9 million and $3.4 million on their personal sales, previously reported as a component of selling, general and administrative expenses, as a reduction in net sales and selling, general and administrative expenses for the years ended December 31, 2001 and 2000, respectively.

      On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 retains substantially all of the requirements of SFAS No. 121, while resolving certain implementation issues and addressing the accounting for a component of a business accounted for as a discontinued operation. SFAS No. 144 was adopted with no significant impact on the Company’s financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds or modifies existing authoritative pronouncements including FASB Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” As a result of the issuance of SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. The Company is currently evaluating the impact that this statement may have on any potential future extinguishments of debt. Upon adoption of SFAS No. 145, the Company will reclassify items previously reported as extraordinary items as a component of operating income on the accompanying consolidated statements of income.

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

      During 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transaction and Disclosure, an amendment to FASB Statement No. 123.” This Statement requires more extensive disclosure, including interim disclosure, related to stock based compensation for all companies and permits additional transition methods for companies that elect to use the fair value method for employee stock compensation. This statement is effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure requirements of SFAS No. 148.

Critical Accounting Policies and Estimates

      Management’s Discussion and Analysis of Financial Condition and Results of Operations are based on the Company’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. These principles require the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events and their impact on amounts reported in the Company’s consolidated financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results may differ from management’s estimates. Such differences could be material to the consolidated financial statements.

      Management believes that the application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, the application of accounting policies has been appropriate, and actual results have not differed materially from those determined using necessary estimates.

      The Company’s accounting policies are more fully described in Note 2 to the audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”. Certain critical accounting policies are described below.

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

      Foreign Currency Contracts. The Company enters into foreign currency forward and option contracts to reduce the effect of adverse exchange rate fluctuations in the exchange rate of the Mexican peso to the U.S. dollar. The Company places forward and option contracts based on its forecasted U.S. dollar cash outflows from Jafra S.A. over a rolling twelve-month period and does not hedge transactions that are not included in the twelve-month forecast on the date the forward or option contract is initiated. As a matter of policy, the Company does not hold or issue forward or option contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features or involving leveraged derivatives. If the Mexican peso were to significantly strengthen during the year compared to the U.S. dollar, the Company may incur additional losses on option contracts open as of the balance sheet date. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”.

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

      Impairment of Long-Lived Assets and Goodwill. Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets is not recoverable, the Company will recognize an impairment loss, measured by the future discounted cash flow method. Goodwill is evaluated for impairment based on SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment annually.

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

      The Company’s liquidity needs arise primarily from principal and interest payments under the notes, the term loan facility and the revolving credit facility. The notes represent several obligations of Jafra Cosmetics International, Inc. (“JCI”) and Jafra Cosmetics International, S.A. de C.V. (“Jafra S.A.”) in the initial amount of $60 million and $40 million (subsequently reduced in 1999 and 2000 by the repurchases), respectively, with each participating on a pro rata basis upon redemption. The notes mature in 2008 and bear a fixed interest rate of 11.75% payable semi-annually.

      Borrowings under the senior credit agreement are payable in quarterly installments of principal and interest through April 30, 2004. Scheduled term loan principal payments under the term loan facility will be approximately $5.9 million and $2.5 million for each of the years from 2003 through 2004, respectively. Borrowings under the revolving credit facility (zero as of December 31, 2002) mature on April 30, 2004. Borrowings under the senior credit agreement currently bear interest at an annual rate of LIBOR plus a margin of 1.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 0.5%, plus an applicable margin of 0.625%). The interest rate in effect at December 31, 2002 was approximately 3.1% for the LIBOR-based borrowings. At December 31, 2002, the Company did not have any prime-based borrowings. If the Company had prime-based borrowings at December 31, 2002, the rate would have been approximately 4.9%. Borrowings under the senior credit agreement are secured by substantially all of the assets of JCI and Jafra S.A. Interest expense in 2002 was $11.4 million, including approximately $1.4 million of non-cash amortization of deferred financing fees. During 2002, cash paid for interest was approximately $10.2 million.

      Both the Indenture, dated as of April 30, 1998, under which the notes were issued, and the senior credit agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. The Indenture and the senior credit agreement also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. At December 31, 2002, the Company was in compliance with all covenants. As of December 31, 2002, the Company had irrevocable standby letters of credit outstanding totaling $2.8 million.

      The notes are unsecured and are generally non-callable for five years from the date of issuance. Thereafter, the notes will be callable at premiums declining to par in the eighth year.

      Consents and waivers, dated June 30, 2001 and November 19, 1999, to the senior credit agreement allow the Company to repurchase the notes in the open market from time to time, with the aggregate purchase prices for all such notes repurchased not to exceed $50.0 million. Aggregate repurchases as of December 31, 2002 were $24.8 million.

      As of December 31, 2002, the Company had outstanding $84.4 million of debt, consisting of approximately $75.2 million (face amount) of notes, $8.4 million of term loans due under the credit agreement, and $0.8 million of foreign bank borrowings.

      During the year ended December 31, 2001, Jafra S.A. repaid the balance remaining under a one-year term originally due on August 16, 2001, and entered into an unsecured foreign bank loan agreement. Under this agreement, Jafra S.A. had the peso equivalent of $0.8 million at a weighted average fixed interest rate of 18.5% outstanding at December 31, 2002. Principal and interest payments are due monthly through January 25, 2005.

      The following schedule details the payment schedule for debt and lease obligations as of December 31, 2002:

Payments Due by Period

As of December 31, 2002

Contractual Obligations	Total	2003	2004 - 2005	2006 - 2007	Thereafter

	(Dollars in thousands)
11 3/4% senior subordinated notes due 2008	$75,180	$—	$—	$—	$75,180
Term loan	8,375	5,875	2,500	—	—
Unsecured foreign bank loan agreement	828	614	214	—	—
Lease obligations	$18,848	$3,481	$7,663	$7,177	$167

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

Outsourcing of Manufacturing Functions

      The Company entered into a manufacturing agreement, dated as of June 10, 1999, with a third-party contractor (the “contractor’). Subject to the terms and conditions of the manufacturing agreement, the contractor has agreed to manufacture all of the Company’s requirements for certain cosmetic and skin care products for an initial term of five years expiring in 2004. Following the expiration of the initial five-year term, the manufacturing agreement will be automatically extended for additional one-year terms unless terminated by six months’ prior written notice by either party. The manufacturing agreement provides for price renegotiations by the contractor if the Company’s quarterly or annual purchase volume falls below specified minimums. The manufacturing agreement requires the contractor to maintain insurance to cover costs associated with any product liability or product recall caused by the acts or omissions of the contractor. In addition, the Company is obligated to purchase materials acquired by the contractor based upon product forecasts provided by the Company if the contractor is unable to sell such materials to a third party. There have been no such repurchases to date. The contractor is solely responsible for obtaining the inventories, manufacturing the inventories at its current location in Chino, California, complying with applicable laws and regulations, and performing quality assurance functions.

      During the fourth quarter of 2000, the contractor obtained $1.0 million of advances from the Company in exchange for an unsecured promissory note. The note bears interest at an annual rate of 9% and is payable in monthly installments commencing on February 15, 2001. On April 15, 2002, the unsecured promissory note was amended to advance an additional $0.3 million to the contractor. At December 31, 2002, approximately $0.1 million of the note was outstanding and was included in receivables in the accompanying consolidated balance sheets.

Restructuring Activities

      During 2001, the Company paid out approximately $1.0 million in charges related to year 2000 repositioning activities in Europe consisting primarily of severance costs. During 2002, the remaining $0.2 million was paid out against the remaining accrual.

Cash Flows

      Net cash provided by operating activities was $43.1 million in 2002, consisting of $48.0 million provided by net income adjusted for depreciation, and other non-cash items included in net income, less $4.9 million used in changes in operating assets and liabilities. The significant elements of the net cash used in changes in operating assets and liabilities were a $14.3 million increase in accounts receivable, partially offset by $5.7 million increase in prepaid expenses and other current assets, and $1.8 million increase in other non current assets. Net cash provided by operating activities was $30.1 million in 2001, consisting of $36.8 million provided by net income adjusted for depreciation, amortization, and other non-cash items included in net income, less $6.7 million used in changes in operating assets and liabilities. The significant elements of the net cash used in changes in operating assets and liabilities in 2001 were a $15.8 million increase in accounts receivable and a $1.0 million decrease in accounts payable and accrued liabilities, partially offset by a reduction of $2.8 million in prepaid expenses and other current assets and a $7.4 million increase in income tax payable/prepaid.

      Net cash used in investing activities was $11.3 million in 2002, compared to $11.7 million in 2001, a decrease of $0.4 million. In 2002, investing activities consisted primarily of capital expenditures of $11.0 million, primarily in the Company’s United States and Mexico subsidiaries. A significant portion of the 2002 capital expenditures related to information technology and production equipment. In 2001, investing activities consisted primarily of capital expenditures of $4.5 million in the Company’s U.S. subsidiary, $6.0 million in the Company’s Mexico subsidiaries, and $0.9 million in other subsidiaries.

      Capital expenditures in 2003 are expected to be approximately $13.0 million, comprised of approximately $4.5 million of information technology expenditures and $5.9 million of production equipment expenditures. These capital expenditures will be funded by cash from operations or borrowings under the revolving credit facility.

      Net cash used in financing activities was $8.7 million in 2002 compared to $16.6 million in 2001, a decrease of $7.9 million. In 2002, the Company made net repayments of $6.1 million under the term loan facility, $1.8 million under the revolving credit facility and $0.8 million repayment of the foreign bank debt. In 2001, the Company made net repayments of $12.7 million under the existing revolving credit facility and $4.5 million under the existing term loan facility and paid $0.8 million for the repurchase of common stock. In 2001, the cash used in financing activities was partially offset by net proceeds of $1.3 million from an unsecured foreign bank loan agreement at Jafra S.A.

      The effect of exchange rate changes on cash was $2.6 million in 2002 compared to $1.0 million for 2001 relating to fluctuations in the exchange rate of the Mexican peso and South American currencies, primarily the Brazilian real and the Argentine peso.

Foreign Operations

      Net sales outside of the United States aggregated 76%, 79% and 77% of the Company’s total net sales for the fiscal years 2002, 2001 and 2000, respectively. In addition, as of December 31, 2002, international subsidiaries comprised approximately 71% of the Company’s consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. The Company has implemented a hedging program to protect against potential devaluation of the Mexican peso. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”.

      The Company’s subsidiary in Mexico, Jafra S.A. generated approximately 64% of the Company’s net sales for 2002 compared to 66% for 2001, substantially all of which was denominated in Mexican pesos. During 2002, the peso weakened against the U.S. dollar. Net sales in Mexico for 2002 would have increased $9.4 million, or 3.7%, from the reported amounts if average exchange rates in 2002 remained the same as in 2001.

      Mexico has experienced periods of high inflation in the past and has been considered a hyperinflationary economy. As of January 1, 1999, the Company has accounted for its Mexican operations using the peso as its functional currency. Because the functional currency in Mexico is the Mexican peso, gains and losses of remeasuring debt to the U.S. dollar from the peso are included as a component of net income. In 2002, the remeasurement of U.S. dollar-denominated debt resulted in an exchange loss of $5.2 million, most of which was unrealized. Jafra S.A. had $32.4 million of U.S. dollar-denominated third-party debt and $21.9 million of U.S. dollar-denominated intercompany current payables as of December 31, 2002.

      The Company is also exposed to foreign exchange risk due to its operations in South America. During 2002, most South American currencies devalued against the U.S. dollar. Measured in U.S. dollars, South America sales decreased 11% in 2002 compared to 2001. If currencies remained stable between 2002 and 2001, South America net sales would have increased 16%.

European Economic and Monetary Union

      On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. The participating countries adopted the euro as their common legal currency on that date. The euro traded on currency exchanges and was available for non-cash transactions during the transition period between January 1, 1999 and January 1, 2002. During this transition period, the existing currencies remained legal tender in the participating countries as denominations of the euro and public and private parties paid for goods and services using either the euro or the participating countries’ existing currencies.

      During the transition period, the Company utilized the respective country’s existing currency as the functional currency. During 2001, the Company modified its current systems to achieve a euro compliant system. The system modifications were conducted without significant cost and did not have any adverse affects on the business or operations. Effective January 1, 2002, the Company adopted the euro as its functional currency for its European subsidiaries, except for Switzerland, without any material adverse affects on the business or operations.

Business Trends and Initiatives

      The Company has experienced sales growth in Mexico, due primarily to increases in the number of consultants. Additionally, the Mexico subsidiary contributes a significant portion of the Company’s consolidated net sales. In 2002, the Company’s Mexican subsidiary generated 64% of the Company’s consolidated net sales, compared to 66% in 2001 and 62% in 2000. In local currency, net sales growth was 5% in 2002, compared to 22% in 2001. The Mexico peso devalued 13% between December 31, 2001 and December 31, 2002. The weakening of the Mexico peso during 2002 resulted in 2% net sales growth measured in US dollars compared to 5% sales growth measured in local currency in 2002.

      The Company’s U.S. subsidiary has experienced significant sales growth in the past two years. In 2000, the U.S. subsidiary employed a strategy to bifurcate its operations into two distinct divisions, the Hispanic Division and the General Division. The two distinct divisions allow management to tailor programs and product offerings to meet the needs of each division. In 2002, the U.S. subsidiary also initiated certain program changes to focus on consultant productivity. The U.S. subsidiary contributed 24% to total 2002 net sales. U.S. net sales increased 16% in 2002, compared to 7% in 2001 and 1% in 2000.

      Due to the favorable exchange rate impact, net sales in Europe for 2002 increased 2% compared to net sales in 2001. In local currencies, European net sales decreased in 2002 compared to 2001. Except for the favorable impact of exchange in 2002, European net sales have declined over the past three years. Europe has also experienced declines in both the number and productivity of consultants (except for the favorable impact of exchange on 2002 productivity). European sales have declined from approximately 11% of the Company’s business in 1999 to approximately 7% of the Company’s business in 2002. The Company is also considering certain plans to minimize losses in the European markets, which may include exiting some or all of the European markets through sale or discontinuation of operations.

      Since 1999, the Company has made significant investments in new markets in South America. During 2002, South American countries in which the Company operates faced challenging macroeconomic environments. The South American operations were unfavorably impacted by exchange rates in 2002 compared to

2001. Net sales in South America decreased 11% measured in U.S. dollars, but increased 16% measured in local currencies in 2002 compared to 2001. The Company’s Brazilian subsidiary’s net sales measured in U.S. dollars increased 11% and measured in local currency increased 40% in 2002 compared to 2001. The Company is considering certain plans to minimize losses in the South American markets, which may include exiting some or all of the South American markets through sale or discontinuation of operations.

Information Concerning Forward-Looking Statements

      This Form 10-K may contain forward-looking statements which include assumptions about future market conditions, operations and results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among those forward-looking statements, are, without limitation, (i) the statements in “Business — Strategy” concerning (a) the Company’s belief that its market position and distribution network of approximately 269,000 consultants in Mexico positions the Company to continue to grow the business by capturing additional market share, (b) the Company’s belief that in the General Division the Company will to continue to leverage e-commerce capabilities, (c) the Company’s belief that in the Hispanic Division the Company will continue to leverage its market position in Mexico in areas of training, recruitment and marketing, (d) the Company’s intent to continue to stimulate sales and new consultant recruitment efforts through recognition events, incentives, gifts and free travel for consultants, (e) the Company’s belief that new product introductions are fundamental to the Company’s direct selling business model in that they serve to motivate consultants and give them new and exciting products to demonstrate and market to their clients (f) the Company’s belief that its direct selling business model will continue to generate significant organic growth, (g) the Company may consider plans to exit certain non-core markets, in Thailand, and some or all of South America and Europe through either a sale or discontinuation of their operations; (ii) the statements in “Business — Products” concerning (a) the Company’s plan to launch new products that address skin pigmentation in 2003, (b) the Company’s consideration of expanding its product line to include nutritional and wellness products (iii) the statements in “Business — Independent Sales Force” that the Company believes that public recognition of sales accomplishments serves the dual purpose of identifying successful role models and boosting consultant morale, (iv) the statements in “Business — International Operations” that the Company may consider plans to exit certain non-core markets, including Thailand and some or all of South America and Europe through either a sale or discontinuation of their operations; (v) the statement in “Business — Manufacturing” that finished goods and raw materials used in the Company’s products generally are available or can be obtained to Company specifications from more than one potential supplier; (vi) the statement in “Business — Distribution” that management believes its facilities are adequate to meet demand in its existing markets for the foreseeable future; (vi) the statements in “Business — Competition” that the Company believes that the senior management team with a strong direct selling track record, motivated direct sales force, prestige quality product lines, product development capabilities, geographic diversification, short delivery cycle, and manufacturing technology are significant factors in establishing and maintaining its competitive position; (vii) “Business — Management Information Systems” concerning (a) the Company’s expectation that waves two and three, which relate to the order entry and remaining commercial systems, will be implemented in the second quarter of 2003, (b) the Company’s anticipation that this new system may be leveraged to improve computer operations in Mexico, Puerto Rico and the Dominican Republic during 2004; (viii) the statement in “Business — Environmental Matters” that the Company believes that environmental laws and regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position; (ix) other statements as to management’s or the Company’s expectations, intentions and beliefs presented in “Business”; (x) the statement in “Properties” that the Company’s properties are suitable to meet its anticipated requirements; (xi) the statement in “Legal Proceedings” that the Company believes that the resolution of the routine legal matters in which it is involved will not have a material adverse effect on the Company’s business, financial condition or results of operations; (xii) the statement in “— Market for Registrant’s Common Equity and Related Stockholder Matters” that the Parent does not expect to pay for the foreseeable future, regular dividends on shares of its Common Stock; (xiii) the statement in “— Critical

Accounting Policies and Estimates” concerning; (a) management’s belief that the application of accounting policies, and estimates inherently required therein, are reasonable; (b) management’s belief that the accruals for contingencies are adequate; (c) management’s belief that it is more likely than not that the net carrying value of the income tax carryforwards will be realized; (xiv) the statement in “— Liquidity and Capital Resources” (a) that the Company believes that it will have sufficient liquidity to meet its cash requirements and working capital needs over the next year; (b) reduced consultant liquidity could result in future reduced cash flows from operations, which may require the Company to use available funds under the Senior Credit Agreement; (xv) the statement in “— Cash Flows” that the Company expects capital expenditures in 2003 to be approximately $13.0 million, (xvi) the statements in “— Business Trends and Initiatives” (a) that the Company is considering certain plans to minimize losses in the European markets, which may include exiting some or all of the European markets through sale or discontinuation of operations and (b) that the Company is considering certain plans to minimize losses in the South American markets, which may include exiting some or all of the South American markets through sale or discontinuation of operations; (xvii) other statements as to management’s or the Company’s expectations or beliefs presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

•	The Company’s ability to conduct and expand its business outside the United States and the amount of revenues derived from foreign markets are subject to the risks inherent in international operations. The Company’s international operations may be adversely affected by import duties or other legal restrictions on imports, currency exchange control regulations, fluctuations in currency exchange rates, transfer pricing regulations, the possibility of hyperinflationary conditions and potentially adverse tax consequences, among other things. Given the balance of payment deficits and shortages in foreign exchange reserves that many such economies, including the Mexican economy, have suffered in recent years, there can be no assurance that the governments of nations in which the Company operates, or intends to expand, will not take actions that materially adversely affect the Company and its business.

•	The direct selling cosmetics and personal care products business is highly competitive. A number of the Company’s competitors, including Avon and Mary Kay, are significantly larger and have substantially greater resources and less leverage than the Company, which may provide them with greater flexibility to respond to changing business and economic conditions than the Company. An increase in the amount of competition faced by the Company, or the inability of the Company to compete successfully, could have a material adverse effect on the Company’s business, financial condition and results of operations.

•	The Company’s ability to anticipate changes in market and industry trends and to successfully develop and introduce new and enhanced products on a timely basis will be a critical factor in its ability to grow and to remain competitive. There can be no assurance that new products and product enhancements will be completed on a timely basis or will enjoy market acceptance following their introduction. In addition, the anticipated development schedules for new or improved products are inherently difficult to predict and are subject to delay or change as a result of shifting priorities in response to customers’ requirements and competitors’ new product introductions.

•	The Company is subject to or affected by governmental regulations concerning, among other things, (i) product formulation, (ii) product claims and advertising, whether made by the Company or its consultants, (iii) fair trade and distributor practices and (iv) environmental, health and safety matters. In addition, new regulations could be adopted or any of the existing regulations could be changed at any time in a manner that could have a material adverse effect on the Company’s business and results of operations. Present or future health or safety or food and drug regulations could delay or prevent the introductions of new products into a given country or marketplace or suspend or prohibit the sale of existing products in such country or marketplace. The Company believes that it is in compliance in all material respects with such laws and regulations now in effect.

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

Debt Obligation Information at December 31, 2002

(Amounts in U.S. dollars in 000’s)

	Expected Year of Maturity							Fair Value
								December 31,
	2003	2004	2005	2006	2007	Thereafter	Total	2002(1)

Senior subordinated notes, term loan, revolving credit facility and unsecured bank debt,
Fixed rate (US$)	$614	$214	$—	$—	$—	$75,180	$76,008	$77,888
Average Interest Rate	18.47%	18.47%	—	—	—	11.75%
Variable Rate (US$)	$5,875	$2,500	$—	$—	$—	$—	$8,375	$8,375
Average Interest Rate	3.1%	3.1%	—	—	—	—

Debt Obligation Information at December 31, 2001

(Amounts in U.S. dollars in 000’s)

	Expected Year of Maturity							Fair Value
								December 31,
	2002	2003	2004	2005	2006	Thereafter	Total	2001(1)

Senior subordinated notes, term loan, revolving credit facility and unsecured bank debt
Fixed Rate (US$)	$688	$688	$233	$—	$—	$75,180	$76,789	$82,052
Average Interest Rate	18.66%	18.66%	18.66%	—	—	11.75%
Variable Rate (US$)	$5,500	$6,500	$4,300	$—	$—	$—	$16,300	$16,300
Average Interest Rate	4.25%	4.25%	4.72%	—	—	—

(1)	The Company’s estimate of the fair value of its senior subordinated notes was based on discussions with one of the Company’s largest bondholders, and an analysis of current market interest rates and the Company’s credit rating. The Company’s revolving credit facilities and the term loan are variable rate debt, and the interest rate spread paid by the Company is adjusted for changes in certain financial ratios of the Company. The fair value of the revolving credit facilities, the term loan and the unsecured bank agreement approximated their carrying amounts at December 31, 2002 and 2001.

      As of December 31, 2002, the Company had $8.4 million of variable interest rate debt outstanding. If variable interest rates had increased by 10%, the Company would have incurred $0.1 million of additional interest expense during 2002.

Foreign Currency Risk

      The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. With the exception of most intercompany product sales between European subsidiaries, all intercompany product sales are denominated in U.S. dollars, as are some expenses, including interest payments with respect to almost all of its outstanding indebtedness. In addition, 76% of the Company’s 2002 revenue was generated in countries with a functional currency other than the U.S. dollar. As a result, the Company’s earnings and cash flows are exposed to fluctuations in foreign currency exchange rates.

      As part of its overall strategy to reduce the risk of adverse exchange rate fluctuations in Mexico, the Company entered into foreign currency exchange contracts. Prior to March 2002, the Company purchased forward exchange contracts (“forward contracts” or “forwards”) to hedge its foreign currency exposures to the Mexican peso. In March 2002, in accordance with previously approved policies, the Company modified its hedging program to include the use of foreign currency option contracts (“option contracts” or “options”). In order to offset its current outstanding forward contracts to sell Mexican pesos, the Company entered into forward contracts to buy Mexican pesos. Also, on that date, the Company entered into a series of U.S. dollar option contracts. The exchange rate at which the option contracts may be exercised is based upon the market rate at the time the contracts are placed. The Company purchased exchange rate put options, which gives the Company the right, but not the obligation, to sell Mexican pesos at a specified U.S. dollar exchange rate (“strike rate”). These contracts provide protection in the event the Mexican peso weakens beyond the option strike rate. In conjunction with the put options, and as part of a zero-cost option collar structure, the Company sold Mexican peso call options, which gives the counterparty the right, but not the obligation, to buy Mexican pesos from the Company at a specified strike rate. The effect of these call options would be to limit the benefit the Company would otherwise derive from the strengthening of the Mexican peso beyond the strike rate. As the volatility of the U.S. dollar/ Mexican peso exchange rate increased throughout 2002, the scope of the company’s unhedged currency risk has been increasing. Currently, the hedging contracts the Company is acquiring, which expire in early 2004, protect it only against 27% or greater devaluation in the Mexican peso, a range that tends to expand with increased volatility in the U.S. dollar/ Mexican peso rate such as has occurred during 2002. Consequently, the existing zero-cost collars will not protect the Company against (i) fluctuations in exchange rates within this expanding range or (ii) against a prolonged, gradual decline in the value of the Mexican peso against the U.S. dollar.

      The Company places forward contracts and option contracts based on forecasted U.S. dollar cash outflows from Jafra S.A. over a rolling twelve-month period and does not hedge transactions that are not included in the twelve-month forecast on the date the forward contract is initiated. As a matter of policy, the Company does not hold or issue forward contracts or option contracts for trading or speculative purposes, nor does it enter into contracts or agreements containing “embedded” derivative features nor is the Company a party to leveraged derivatives. The Company regularly monitors its foreign currency exposures and ensures that contract amounts do not exceed the amounts of the underlying exposures. In addition, as the Company generally purchases hedging instruments on a rolling twelve-month basis, there can be no assurance that instruments protecting it to the same or a similar extent will be available in the future on reasonable terms, if at all. Unprotected declines in the value of the Mexican peso against the U.S. dollar will adversely affect the Company’s ability to pay its dollar-denominated expenses.

      Prior to adoption of SFAS No. 133, the forward contracts the Company utilized did not qualify for hedge accounting under the applicable accounting standards, and accordingly such instruments were marked-to-market with gains and losses included as a component of exchange loss in the statements of income for the year ended December 31, 2000. However, under SFAS No. 133, the Company’s use of forward and option contracts to hedge certain forecasted transactions does qualify for hedge accounting. Gains and losses from such derivative instruments arising subsequent to January 1, 2001 are deferred as a separate component of other comprehensive loss, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward and option contracts with the corresponding gains and losses generated by the underlying hedged transactions. Under SFAS No. 133, certain of the Company’s forward and option contracts do not qualify for hedge accounting and, therefore, are remeasured based on fair value, with gains and losses included as a component of net income. As of December 31, 2002, the Company had no outstanding forward contracts. As of December 31, 2002, the fair value of the option contracts is included in other receivables in current assets in the accompanying consolidated balance sheets.

      The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of $523,000,000 in put and call positions at December 31, 2002 and mature at various dates through December 31, 2003. The outstanding foreign currency forward contracts had notional values denominated in Mexican pesos of $688,873,000 at December 31, 2001 and matured in 2002. Notional amounts do not quantify the Company’s market or credit exposure or represent the Company’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.

      The following table provides information about the details of the Company’s option contracts as of December 31, 2002 (in thousands):

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date

At December, 2002:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	$149,000	10.31-10.48	$(113)	Jan.-Mar. 2003
Mexican peso	100,000	11.05-12.19	77	Apr.-June 2003
Mexican peso	150,000	11.76-12.79	131	July-Aug 2003
Mexican peso	124,000	12.51-12.91	21	Oct.-Dec. 2003

	$523,000		$116

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	$149,000	9.01-9.02	$(207)	Jan.-Mar. 2003
Mexican peso	100,000	9.50-9.84	(144)	Apr.-June 2003
Mexican peso	150,000	9.69-10.19	(112)	July-Aug 2003
Mexican peso	124,000	10.15-10.19	(55)	Oct.-Dec. 2003

	$523,000		$(518)

(1)	The Fair Value of the option contracts presented above, an unrealized loss of $402,000 at December 31, 2002, represents the carrying value and was recorded in other receivables in the consolidated balance sheets.

      The tables below describe the forward contracts that were outstanding at December 31, 2001 (in thousands):

December 31, 2001:

	Forward Position		Weighted
	In Mexican	Maturity	Average	Fair Value in
Foreign Currency	Pesos(1)	Date	Contract Rate	U.S. Dollars(1)

Buy US dollar/sell Mexican peso	$108,715	1/31/02	10.19	$1,128
Sell Mexican peso/buy US dollar	(20,000)	1/31/02	9.35	(34)
Buy US dollar/sell Mexican peso	71,787	2/28/02	10.26	756
Sell Mexican peso/buy US dollar	(20,000)	2/28/02	9.47	(48)
Buy US dollar/sell Mexican peso	94,371	3/27/02	10.46	1,102
Sell Mexican peso/buy US dollar	(40,000)	3/27/02	9.48	(80)
Buy US dollar/sell Mexican peso	85,000	4/30/02	10.23	748
Sell Mexican peso/buy US dollar	(30,000)	4/30/02	9.62	(84)
Buy US dollar/sell Mexican peso	81,000	5/31/02	10.11	559
Sell Mexican peso/buy US dollar	(25,000)	5/31/02	9.71	(75)
Buy US dollar/sell Mexican peso	80,000	6/28/02	9.95	375
Sell Mexican peso/buy US dollar	(30,000)	6/28/02	9.78	(88)
Buy US dollar/sell Mexican peso	48,000	7/31/02	10.07	242
Buy US dollar/sell Mexican peso	100,000	8/30/02	10.05	410
Buy US dollar/sell Mexican peso	45,000	9/30/02	10.09	169
Buy US dollar/sell Mexican peso	110,000	10/31/02	10.09	338
Buy US dollar/sell Mexican peso	30,000	11/29/02	10.27	122

	$688,873			$5,540

(1)	The Fair Value of the forward positions presented above, an unrealized loss of $5,540,000 at December 31, 2001 represents the carrying value of the forward contracts and was recorded in accrued liabilities in the accompanying consolidated balance sheets.

      Prior to entering into foreign currency hedging contracts, the Company evaluates the counter parties’ credit ratings. Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted. The Company does not currently anticipate non-performance by such counter parties.

      Based upon the outstanding option contracts at December 31, 2002, if the peso to U.S. dollar exchange rate strengthened by 10%, a $2.5 million foreign currency loss on the settlement of option contracts would result. However, gains would be realized on the Company’s underlying hedged transactions.

      The Company’s Mexican subsidiary, Jafra S.A. had U.S. dollar-denominated debt of $32.4 million and $35.6 million at December 31, 2002 and 2001, respectively. During 2002, the value of the peso to the U.S. dollar decreased by 13.5%, and Jafra S.A. incurred a $5.2 million foreign currency transaction loss related to the remeasurement and repayment of U.S. dollar-denominated debt.

      Based upon the $32.4 million of outstanding debt at December 31, 2002, a 10% decline in the peso to U.S. dollar exchange rate would result in a $3.2 million foreign currency exchange loss.

Item 8. Financial Statements and Supplementary Data

*	Schedules other than those listed above have been omitted because they are not applicable.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

CDRJ Investments (Lux) S.A.
Luxembourg

      We have audited the accompanying consolidated balance sheet of CDRJ Investments (Lux) S.A. and subsidiaries (the “Company”) as of December 31, 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDRJ Investments (Lux) S.A. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE, LLP

Los Angeles, California

March 6, 2002 (February 24, 2003, as
to paragraphs 21 and 22 of Note 2)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

CDRJ Investments (Lux) S.A.
Luxembourg

      We have audited the accompanying consolidated balance sheets of CDRJ Investments (Lux) S.A. and subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statement of income, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2002 listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDRJ Investments (Lux) S.A. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142.

/s/ Ernst & Young, LLP

Los Angeles, California

February 21, 2003

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

ASSETS

	December 31,	December 31,
	2002	2001

Current assets:
Cash and cash equivalents	$27,206	$6,748
Receivables, less allowances for doubtful accounts of $8,396 in 2002 and $7,267 in 2001	41,126	43,898
Inventories	35,286	40,515
Prepaid income taxes	258	—
Prepaid expenses and other current assets	4,977	7,851
Deferred income taxes	—	55

Total current assets	108,853	99,067
Property and equipment, net	60,722	59,598
Other assets:
Goodwill	66,305	71,148
Trademarks	44,570	50,560
Deferred financing fees and other, net	7,840	10,763

Total	$288,290	$291,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,489	$6,188
Accounts payable	18,636	26,516
Accrued liabilities	44,824	40,916
Income taxes payable	4,939	7,130
Deferred income taxes	2,073	4,094

Total current liabilities	76,961	84,844
Long-term debt	77,894	86,901
Deferred income taxes	21,186	20,311
Other long-term liabilities	3,787	3,088

Total liabilities	179,828	195,144

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $2.00; authorized, 1,020,000 shares; issued and outstanding, 831,888 shares in 2002 and 2001	1,664	1,664
Additional paid-in capital	81,921	81,921
Retained earnings	37,145	18,373
Accumulated other comprehensive loss	(12,268)	(5,966)

Total stockholders’ equity	108,462	95,992

Total	$288,290	$291,136

See accompanying notes to consolidated financial statements.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

	Years Ended December 31,

	2002	2001	2000

Net sales	$390,978	$376,153	$321,228
Cost of sales	92,434	86,996	79,559

Gross profit	298,544	289,157	241,669
Selling, general and administrative expenses	240,869	232,865	196,561
Restructuring and impairment charges	—	—	2,626
Loss (gain) on sale of assets	(76)	69	150

Income from operations	57,751	56,223	42,332
Other income (expense):
Exchange loss, net	(11,148)	(9,658)	(11,652)
Interest expense, net	(11,437)	(13,308)	(15,659)
Other, net	119	(123)	1,563

Income before income taxes, extraordinary item and cumulative effect of accounting change	35,285	33,134	16,584
Income tax expense	16,269	17,420	9,934

Income before extraordinary item and cumulative effect of accounting change	19,016	15,714	6,650
Extraordinary loss on early extinguishment of debt, net of income tax benefit of $195	—	—	315

Income before cumulative effect of accounting change	19,016	15,714	6,335
Cumulative effect of accounting change, net of income tax expense of $0 in 2002 and $82 in 2001	(244)	126	—

Net income	$18,772	$15,840	$6,335

See accompanying notes to consolidated financial statements.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for shares)

	Years Ended December 31,

	2002		2001		2000

	Shares	Amount	Shares	Amount	Shares	Amount

Common Stock:
Balance, beginning of year	831,888	$1,664	834,293	$1,669	830,659	$1,661
Issuance of common stock	—	—	474	1	4,424	9
Exercise of stock options	—	—	210	—	158	1
Repurchase of common stock	—	—	(3,089)	(6)	(948)	(2)

Balance, end of year	831,888	1,664	831,888	1,664	834,293	1,669

Additional Paid-in Capital:
Balance, beginning of year		81,921		82,128		81,381
Issuance of common stock		—		99		912
Exercise of stock options		—		52		32
Repurchase of common stock		—		(358)		(197)

Balance, end of year		81,921		81,921		82,128

Retained Earnings:
Balance, beginning of year		18,373		2,942		(3,393)
Net income		18,772		15,840		6,335
Repurchase of common stock		—		(409)		—

Balance, end of year		37,145		18,373		2,942

Accumulated Other Comprehensive Loss:
Balance, beginning of year		(5,966)		(5,572)		(3,855)
Net unrealized and deferred realized losses on derivatives		(264)		(3,746)		—
Tax benefit on unrealized and deferred realized losses on derivatives		92		1,311		—
Currency translation adjustments		(6,130)		2,041		(1,717)

Balance, end of year		(12,268)		(5,966)		(5,572)

Total Stockholders’ Equity	831,888	$108,462	831,888	$95,992	834,293	$81,167

Comprehensive Income:
Net income		$18,772		$15,840		$6,335
Unrealized and deferred realized losses on derivatives		(4,192)		(5,504)		—
Reclassified to exchange loss		1,167		797		—
Reclassified to cost of sales		2,761		961		—
Tax benefit on unrealized and deferred realized losses on derivatives		92		1,311		—
Currency translation adjustments		(6,130)		2,041		(1,717)

Total Comprehensive Income		$12,470		$15,446		$4,618

See accompanying notes to consolidated financial statements.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$18,772	$15,840	$6,335
Extraordinary loss on early extinguishment of debt, net of taxes	—	—	315
Cumulative effect of accounting change, net of taxes	244	(126)	—

Income before extraordinary item and cumulative effect of accounting change	19,016	15,714	6,650
Adjustments to reconcile income before extraordinary item and cumulative effect of accounting change to net cash provided by operating activities:
Loss (gain) on sale of property and equipment	(76)	69	150
Depreciation and amortization	5,611	7,749	7,632
Provision for uncollectible accounts receivable	12,376	9,464	5,958
Amortization of deferred financing fees	1,405	1,434	1,430
Asset impairment charge	—	—	1,019
Unrealized foreign exchange and derivative losses (gains)	8,857	(683)	2,918
Deferred realized foreign exchange gains (losses)	181	(827)	—
Deferred income taxes	587	3,913	3,430
Changes in operating assets and liabilities:
Receivables	(14,296)	(15,839)	(10,536)
Inventories	720	(917)	(7,856)
Prepaid expenses and other current assets	5,688	2,795	(1,688)
Other assets	1,787	192	(927)
Accounts payable and accrued liabilities	1,716	(1,033)	12,065
Income taxes payable/prepaid	(1,141)	7,376	12,156
Other long-term liabilities	699	722	57

Net cash provided by operating activities	43,130	30,129	32,458

Cash flows from investing activities:
Proceeds from sale of property and equipment	225	93	675
Purchases of property and equipment	(11,011)	(11,372)	(7,105)
Other	(531)	(408)	(760)

Net cash used in investing activities	(11,317)	(11,687)	(7,190)

Cash flows from financing activities:
Repurchase of subordinated notes	—	—	(10,597)
Repayments under term loan facility	(6,125)	(4,500)	(3,500)
Net repayments under revolving credit facility	(1,800)	(12,700)	(10,500)
Net (repayments) borrowings of bank debt	(781)	1,263	346
Net issuance of common stock	—	152	954
Repurchase of common stock	—	(773)	(199)

Net cash used in financing activities	(8,706)	(16,558)	(23,496)

Effect of exchange rate changes on cash	(2,649)	(974)	(840)

Net increase in cash and cash equivalents	20,458	910	932
Cash and cash equivalents at beginning of year	6,748	5,838	4,906

Cash and cash equivalents at end of year	$27,206	$6,748	$5,838

Supplemental disclosure of cash flow information
Cash paid (received) during the year for:
Interest	$10,173	$11,538	$15,027
Income Taxes	8,327	5,319	(5,652)

      At December 31, 2002, the Company had deferred net gains of $0.4 million on foreign currency option contracts recorded as other comprehensive loss and other receivables. At December 31, 2001, the Company had deferred losses of $2.9 million on foreign currency forward contracts recorded in accrued liabilities and other comprehensive income. Additionally, the related deferred income tax benefit of $1.3 million related to the deferred losses was recorded as a component of the net deferred income tax liability and other comprehensive income.

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

      The accompanying consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 reflect the operations of the Parent and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

      Property and Equipment. Property and equipment are stated at cost. Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets using the straight-line method. Estimated useful lives are 20 or 40 years for buildings, the lesser of 20 or 40 years or the term of the lease for improvements, 5 to 15 years for machinery and equipment and 3 to 8 years for hardware and software. Maintenance and repairs, including cost of minor replacements, are charged to operations as incurred. Costs of additions and betterments are added to property and equipment accounts provided that such expenditures increase the useful life or the value of the asset.

      Intangible Assets. Intangible assets principally consist of goodwill and trademarks. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets” which requires the Company to not amortize goodwill and certain other indefinite life intangible assets, but to test those intangible assets for impairment at least annually. Prior to adoption of SFAS No. 142, goodwill and other intangible assets were amortized using the straight-line method over a period of 40 years. Goodwill of $77.9 million and trademarks of $53.8 million, resulted from the Company’s

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquisition of the Jafra Business from Gillette. The book value of goodwill and trademarks was $66,305,000 and $44,570,000 at December 31, 2002, respectively. (See “New Accounting Standards”).

      Deferred Financing Costs. In connection with the acquisition of the Jafra Business, the Company incurred approximately $12.0 million of costs related to the 11.75% Senior Subordinated Notes due 2008 (the “Notes”), the revolving credit facility and the term loan facility (see Note 6). Such costs are being amortized on a basis that approximates the interest method over the expected term of the related debt. Accumulated amortization at December 31, 2002 and 2001 was $6,554,000 and $5,566,000, respectively.

      Impairment of Long-Lived Assets and Goodwill. Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets is not recoverable, the Company will recognize an impairment loss, measured by the future discounted cash flow method. Goodwill is tested for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable based on the provisions of SFAS No. 142. (see “New Accounting Standards”).

      Foreign Currency Forward and Option Contracts. During 2002 and 2001, the Company entered into foreign currency forward contracts. In 2002, the Company entered into forward currency option contracts. The Company enters into these contracts to reduce the effect of potentially adverse exchange rate fluctuations in the exchange rate of the Mexican peso to the U.S. dollar. Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivative instruments be recorded based on fair value. In connection with the adoption of SFAS No. 133, at January 1, 2001, the Company recorded a net gain of $126,000 (net of a tax effect of $82,000) as a cumulative transition adjustment to earnings. This adjustment relates to derivatives not designated as hedges prior to adoption of SFAS No. 133, and represents the difference between the carrying value and the fair value of such instruments.

      As a matter of policy, the Company does not hold or issue foreign currency forward contracts or foreign currency option contracts for trading or speculative purposes. The forward contracts utilized by the Company did not qualify for hedge accounting under the applicable accounting standards prior to adoption of SFAS No. 133 on January 1, 2001, and accordingly such instruments were marked-to-market each month based upon the change in the spot rate from the date of contract inception to the balance sheet date. The premium on such contracts was amortized to expense over the life of the contracts. However, under SFAS No. 133, the Company’s use of forward contracts and option contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from qualifying hedged derivative instruments are deferred as a separate component of other comprehensive loss, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts and option contracts with the corresponding gains and losses generated by the underlying hedged transactions. Under SFAS No. 133, certain of the Company’s foreign currency forward contracts and option contracts do not qualify for hedge accounting and therefore, are remeasured based on fair value, with gains and losses included as a component of net income. At December 31, 2001, the carrying value of the forward contracts was $5,540,000 and was included in accrued liabilities in the accompanying consolidated balance sheets. At December 31, 2002, the carrying value of the option contracts was $402,000 and was included in other receivables in the accompanying consolidated balance sheets.

      Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments. The fair value of the Notes and other fixed rate long-term debt at December 31, 2002 and 2001 was $77,888,000 and $82,052,000, respectively, based upon discussions with one of the Company’s largest bondholders and an analysis of current market interest rates and the Company’s credit rating. As the

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company’s revolving credit facility and the term loan are variable rate debt, and the interest rate spread paid by the Company is adjusted for changes in certain financial ratios of the Company, the fair value of the revolving credit facility and the term loan approximated their carrying amounts at December 31, 2002 and 2001.

      Revenue Recognition. The Company recognizes revenue when title passes at shipment in accordance with its shipping terms. Amounts billed to consultants for shipping and handling costs are included in net sales. Sales are reduced by commissions paid to consultants on their personal sales.

      Shipping and Handling Costs. Shipping and handling costs of $32,119,000, $28,736,000 and $24,716,000 for the years ended December 31, 2002, 2001 and 2000, respectively, are included in selling, general and administrative expenses.

      Research and Development. Research and development costs are expensed as incurred. Total research and development expense aggregated $1,469,000, $1,842,000 and $1,901,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

      Approximately 76%, 79% and 77% of the Company’s net sales for the years ended December 31, 2002, 2001 and 2000, respectively, were generated by operations located outside of the United States. Mexico is the Company’s largest foreign operation, accounting for 64%, 66% and 62% of the Company’s net sales for the years ended December 31, 2002, 2001 and 2000, respectively. As such, the Company’s results of operations are subject to fluctuations in the exchange rate of the Mexican peso to the U.S. dollar.

      Additionally, Jafra S.A. had outstanding U.S. dollar-denominated debt of $32,447,000 and $35,572,000 at December 31, 2002 and 2001, respectively. This debt is remeasured at each reporting date, subjecting the Company to additional foreign exchange risk.

      New Accounting Standards. Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) (“OCI”) and are recognized in the statement of operations when the hedged item affects earnings. SFAS No. 133 defined new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings. As of January 1, 2001, the Company recorded a net gain of $126,000 (net of a tax effect of $82,000) as a cumulative transition adjustment to earnings. This adjustment relates to derivatives not designated as hedges prior to adoption of SFAS No. 133, and represents the difference between the carrying

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value as measured by the difference in the spot rate to the forward rate and the fair value as determined by forward rates of such instruments at January 1, 2001.

      In June 2001, the Financial Accounting Standards Board (“FASB”) approved two new statements: SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company adopted SFAS No. 142 on January 1, 2002. In accordance with such adoption, the Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. Prior to June 30, 2002, the Company completed the transitional goodwill impairment test required by SFAS No. 142. Due to general market uncertainty in Colombia, the Company revised its projections and recorded an impairment loss of $244,000 associated with its Colombia reporting unit. The impairment loss has been recorded as a cumulative effect of accounting change in the accompanying consolidated statements of income. No other impairment was identified in connection with the annual impairment test. The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

	United			All	Consolidated
Goodwill	States	Mexico	Europe	Others	Total

Balance as of December 31, 2001	$32,188	$32,401	$5,937	$622	$71,148
Translation effect	—	(3,853)	(637)	(109)	(4,599)
Impairment losses	—	—	—	(244)	(244)

Balance as of December 31, 2002	$32,188	$28,548	$5,300	$269	$66,305

      The Company’s other intangible assets consist of trademarks. During the year ended December 31, 2002, the Company determined trademarks to have an indefinite life and performed the transitional and annual impairment test as required under SFAS No. 142. Based upon the transitional and annual test, the Company determined that there was no impairment of trademarks. The carrying value of trademarks was $44,570,000 as of December 31, 2002.

      In accordance with SFAS No. 142, the Company discontinued amortization of goodwill and other intangible assets with an indefinite life. A reconciliation of previously reported net income to amounts adjusted for the exclusion of goodwill and trademark amortization, net of the related income tax effects, where applicable, is as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Net income	$18,772	$15,840	$6,335
Goodwill amortization, net of tax	—	1,717	1,876
Trademark amortization, net of tax	—	822	882

Adjusted net income	$18,772	$18,379	$9,093

      In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” This new guidance provides that consideration from a vendor to a reseller is generally presumed to be a reduction of the selling prices of the vendor’s products, and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. On January 1, 2002, the Company adopted EITF Issue No. 01-9 and reclassified commissions paid to consultants of $3,928,000 and $3,460,000 on their personal sales,

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

previously reported as a component of selling, general and administrative expenses, as a reduction in net sales and selling, general and administrative expenses for the years ended December 31, 2001 and 2000, respectively.

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

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds or modifies existing authoritative pronouncements including SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” As a result of the issuance of SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Applying the provisions of APB Opinion 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item shall be reclassified. The Company is currently evaluating the impact that this statement may have on any potential future extinguishments of debt. Upon adoption of SFAS No. 145, the Company will reclassify items previously reported as extraordinary items as a component of operating income in the accompanying statements of income.

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

      During 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transaction and Disclosure, an amendment to FASB Statement No. 123.” This Statement requires more extensive disclosure, including interim disclosure, related to stock based compensation for all companies and permits additional transition methods for companies that elect to use the fair value method for employee stock compensation. This statement is effective for fiscal years ending after December 15, 2002, with early adoption regarding annual disclosures encouraged. The Company adopted the disclosure requirements of SFAS No. 148. (See Note 13).

      Reclassifications. Certain reclassifications were made to the prior year financial statements to conform to current year presentation.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Inventories

      Inventories consist of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Raw materials and supplies	$5,239	$5,923
Finished goods	30,047	34,592

Total inventories	$35,286	$40,515

(4) Property and Equipment

      Property and equipment consist of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Land	$16,448	$17,833
Buildings and improvements	17,452	18,523
Machinery equipment and other	42,153	34,640

	76,053	70,996
Less accumulated depreciation	15,331	11,398

Property and equipment, net	$60,722	$59,598

(5) Accrued Liabilities

      Accrued liabilities consist of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Sales promotions, commissions and overrides	$15,104	$14,230
Accrued restructuring charges (Note 10)	—	201
Accrued interest	1,498	1,549
Compensation and other benefit accruals	8,633	8,311
State and local sales taxes and other taxes	12,644	4,912
Unrealized losses on forward contracts	—	5,540
Other	6,945	6,173

Total accrued liabilities	$44,824	$40,916

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Debt

      Debt consists of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Subordinated Notes, unsecured, interest payable semi-annually at 11.75% due in 2008	$75,180	$75,180
Term loan, secured, principal and interest due in quarterly installments through April 30, 2004, interest rates at 3.1% and 4.3% at December 31, 2002 and 2001, respectively	8,375	14,500
Revolving loan, secured, due April 30, 2004, weighted average interest rates of 5.4% at December 31, 2001	—	1,800
Unsecured foreign bank loan agreement, principal and interest due in monthly installments through January 25, 2005, weighted average interest rates of 18.5% and 18.7% at December 31, 2002 and 2001, respectively	828	1,609

Total debt	84,383	93,089
Less current maturities	6,489	6,188

Long-term debt	$77,894	$86,901

      The Company’s long-term debt matures as follows (in thousands): $6,489 in 2003, $2,714 in 2004, $0 in 2005, 2006 and 2007, and $75,180 thereafter.

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

      Consents and waivers, dated June 30, 2001 and November 19, 1999, to the senior credit agreement, as described below, allow the Company to repurchase the Notes in the open market from time to time, with the aggregate purchase price for all such Notes repurchased not to exceed $50 million. Aggregate repurchases as of December 31, 2002 were $24.8 million. During 2000, the Company retired Notes of JCI and Jafra S.A.,

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

prior to maturity, with a face value of $6.5 million and $4.3 million, respectively. The debt repurchases in 2000 resulted in an extraordinary loss of $315,000, net of an income tax benefit of $195,000. In connection with the early retirement of the Notes as described above, a portion of the unamortized deferred financing costs was written off and included in the determination of the extraordinary loss on early extinguishment of debt. In 2000, $733,000 of the unamortized deferred financing fees were written off.

      In addition, JCI and Jafra S.A. entered into a senior credit agreement that provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a multicurrency revolving credit facility of $65 million and a term loan facility of $25 million. Borrowings under the term loan facility are payable in quarterly installments of principal and interest over six years through April 30, 2004. Borrowings under the revolving credit facility mature on April 30, 2004. Borrowings under the senior credit agreement currently bear interest at an annual rate of LIBOR plus a margin of 1.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 0.5%, plus an applicable margin of 0.625%). The interest rate in effect at December 31, 2002 was approximately 3.1% for the LIBOR-based borrowings. Borrowings under the senior credit agreement are secured by substantially all of the assets of JCI and Jafra S.A. No amounts were outstanding under the revolving credit facility at December 31, 2002.

      Both the Indenture and the senior credit agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio.

      During the year ended December 31, 2001, Jafra S.A. repaid the balance remaining under a one-year term loan originally due on August 16, 2001, and entered into an unsecured foreign bank loan agreement. Under this agreement, Jafra S.A. had the peso equivalent of $828,000 outstanding at December 31, 2002 at a weighted average fixed interest rate of 18.5%. Principal and interest payments are due monthly through January 25, 2005.

      As of December 31, 2002, the Company had irrevocable standby letters of credit outstanding totaling $2.8 million. These letters of credit, expiring on various dates through February 17, 2003, collateralize the Company’s obligation to a third-party in connection with certain lease agreements.

(7) Income Taxes

      The Company’s income before income taxes consists of the following (amounts in thousands):

	Years Ended December 31,

	2002	2001	2000

Income before income taxes, extraordinary item and cumulative effect of accounting change:
United States	$12,859	$13,530	$9,741
Foreign	22,426	19,604	6,843

	$35,285	$33,134	$16,584

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Actual income tax expense differs from the “expected” tax expense (computed by applying the U.S. Federal corporate rate of 35% to income before income taxes) as a result of the following:

	Years Ended December 31,

	2002	2001	2000

Provision for income taxes at federal statutory rate	$12,350	$11,597	$5,804
Foreign income subject to tax other than at federal statutory rate	3,461	4,270	2,339
Foreign tax and other credits	(2,312)	(3,230)	(1,724)
State income taxes	548	544	243
Valuation allowance — domestic	19	944	(616)
Valuation allowance — foreign	2,270	2,939	3,794
Other	(67)	356	94

Income tax expense	$16,269	$17,420	$9,934

      The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Current:
Federal	$178	$140	$72

Foreign:
Mexico	15,177	13,303	6,086
Europe	(297)	641	49
Other	76	190	54

	14,956	14,134	6,189
State	548	544	243

Total current	15,682	14,818	6,504
Deferred — foreign	(646)	1,506	2,539
Deferred — domestic	2,016	2,407	891
Foreign deferred allocated to other comprehensive income	(783)	(1,311)	—

Total deferred	587	2,602	3,430
Total income taxes on income before income taxes, extraordinary item and cumulative effect of accounting change	16,269	17,420	9,934
Income tax benefit on early extinguishment of debt	—	—	(195)
Income tax expense on cumulative effect of accounting change	—	82	—

Total income tax expense	$16,269	$17,502	$9,739

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The components of deferred income tax assets and deferred income tax liabilities at December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001

Deferred income tax assets:
Accounts receivable	$2,454	$1,733
Net operating loss carryforward	15,112	13,457
Disallowed interest expense	—	26
Accrued bonuses	33	301
Foreign tax and other credit carryforwards	2,193	5,333
Accrued sales promotions	1,977	2,273
Other accrued liabilities	5,233	1,963
Other	1,738	4,776

Total deferred income tax assets	28,740	29,862
Less valuation allowance	(17,578)	(15,289)

Net deferred income tax assets	11,162	14,573
Deferred income tax liabilities:
Transaction and deferred financing costs	(235)	(494)
Property and equipment	(4,406)	(4,194)
Trademark and goodwill	(18,129)	(20,272)
Inventories	(7,914)	(13,399)
Other	(3,737)	(564)

Total deferred income tax liabilities	(34,421)	(38,923)

Net deferred income tax liabilities	$(23,259)	$(24,350)

      The Company records a valuation allowance on the deferred income tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowances at December 31, 2002 and 2001 were based upon the Company’s estimates of the future realization of deferred income tax assets. Valuation allowances at December 31, 2002 and 2001 were provided principally to offset operating loss carryforwards and foreign tax credit carryforwards of the Company’s U.S., European and South American subsidiaries. Valuation allowances at December 31, 2002 were also provided to offset certain pretax expenses at the company’s U.S. subsidiary.

      At December 31, 2002, the Company’s deferred income tax assets for carryforwards totaled $17,305,000 comprised of foreign asset and other credit carryforwards of $2,193,000 and net operating loss carryforwards of $15,112,000. At December 31, 2001, the Company’s deferred income tax assets for carryforwards totaled $18,790,000, comprised of U.S. foreign and foreign asset tax credits of $4,775,000, alternative minimum tax and research and development credits of $558,000 and tax loss carryforwards of certain foreign subsidiaries of $13,457,000. These deferred income tax assets were reduced by a valuation allowance of $17,578,000 and $15,289,000 as December 31, 2002 and 2001, respectively. The tax loss and certain credit carryforwards expire in varying amounts between 2003 and 2012. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax carryforwards will be realized.

      Income tax expense for the year ended December 31, 2002 was reduced by $1,169,000 as the result of as the result of the enactment of changes in the Mexico corporate statutory tax rate and the related impact on Jafra S.A.’s net deferred income tax liabilities. The enactment in Mexico will reduce the Mexico corporate income tax rate annually in one-percent increments from 35% to 32% beginning January 1, 2003 through 2005

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Benefit Plans

      Certain employees of the Company’s German subsidiary participate in a defined benefit pension plan covering key employees (the “Germany Plan”). Benefits are based on age, years of service and the level of compensation during the final years of employment. The Company’s funding policy is to contribute annually to the Germany Plan the amount necessary to meet the minimum funding standards. The Company recognized pension expense of $48,000 and $278,000 for the years ended December 31, 2002 and 2001, respectively, and recognized pension income of $18,000 for the year ended December 31, 2000 due to the departure of certain employees.

      Under Mexican labor laws, employees of Jafra S.A. and its subsidiaries are entitled to a payment when they leave the Company if they have fifteen or more years of service. In addition, the Company makes government mandated employee profit sharing distributions equal to ten percent of the taxable income of the subsidiary in which they are employed. Total expense under these programs was $1,222,000, $995,000 and $345,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The total liability was approximately $1,724,000 and $1,010,000 at December 31, 2002 and 2001, respectively, and is classified as a noncurrent liability in the accompanying consolidated balance sheets.

      The Company’s U.S. subsidiary has an employee savings plan which permits participants to make voluntary contributions by salary deferrals pursuant to section 401(k) of the Internal Revenue Code, which allows employees to defer up to 20% of their total compensation, subject to statutory limitations. Employee contributions of up to 10% of compensation are matched by the Company at the rate of 50 cents per dollar. Employees do not vest in the Company contribution until they have reached two years of service, at which time they become fully vested. The Company’s expense under this program was $618,000, $600,000 and $620,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      The Company’s U.S. subsidiary also has a supplemental excess benefit savings plan, which permits participants to make unlimited voluntary contributions. Employee contributions are matched on the same basis as under the employee savings plan, and the vesting provisions are the same. The Company’s expense under this program was $207,000, $177,000 and $213,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Employee and employer contributions under such plan are placed into a “rabbi” trust exclusively for the uses and purposes of plan participants and general creditors of the Company. The Company has recorded an asset and the related liability in the accompanying consolidated balance sheets of $2,411,000 and $1,880,000 at December 31, 2002 and 2001, respectively.

(9) Related Party Transactions

      Pursuant to a consulting agreement entered into following the Acquisition, until the 10th anniversary of the Acquisition or the date on which CD&R Fund V no longer has an investment in the Company or until the termination by either party with 30 days notice, CD&R will receive an annual fee (and reimbursement of out-of-pocket expenses) for providing advisory, management consulting and monitoring services to the Company. On January 1, 2000, the annual fee was $400,000. As of January 1, 2001, the annual fee was increased to $1,000,000. As required by the terms of the Company’s lending arrangements, such fees are determined by arm’s-length negotiation and are believed by the Company to be reasonable. The amendment, effective January 1, 2001, adds to CD&R’s services under the agreement financial advisory, investment banking and similar services with respect to future proposals for an acquisition, merger, recapitalization, or other similar transaction directly or indirectly involving the Company or any of its subsidiaries. The fee for such additional services in connection with future transactions would be an amount equal to 1% of the transaction value for the transaction to which such fee relates. Such transaction fees may be increased upon approval of a majority of the members of the Company’s Board of Directors who are not employees of the Company, CD&R or any affiliate of CD&R. The amendment also provides that if any employee of CD&R is appointed to an executive management position (or a position of comparable responsibility) in the Company or any of its subsidiaries,

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the annual fee will be increased by an amount to be determined by CD&R, the amount of such increase not to exceed 100% of the existing annual fee in effect at that time. The CD&R fees incurred during the years ended December 31, 2002, 2001 and 2000 were $1,000,000, $1,000,000 and $400,000, respectively. In addition, certain officers and directors of CD&R or its affiliates serve as directors of the Company.

      Prior to 2000, the Company engaged Guidance Solutions (“Guidance”), a corporation in which an investment fund managed by CD&R has an investment, to develop its e-commerce systems. Under the agreement entered into by the Company and Guidance, the Company agreed to pay fees of approximately $2.0 million to Guidance in connection with planning, defining, designing and consulting services performed related to the Company’s e-commerce initiative. During the year ended December 31, 2000, the Company paid fees to Guidance of $1,798,000. The Company terminated its agreement with Guidance and executed a settlement and mutual release agreement effective September 30, 2000. Upon execution of this agreement in October of 2000, Guidance paid the Company $25,000 and agreed to pay the Company an aggregate additional sum of $475,000, payable in quarterly installments plus interest at 9.5% per annum, beginning in January 2001 through October 2005. At December 31, 2002, the balance was paid in full.

      Members of management financed a portion of the cash purchase price of the shares of Company common stock they acquired through loans from the Chase Manhattan Bank on market terms. To help members of management obtain such terms for such financing, the Company fully and unconditionally guaranteed up to 75% of the purchase price for the shares of Company common stock purchased by each such member of management in 1998 and 2000. As of December 31, 2002, the outstanding guarantee was $2,145,000.

(10) Restructuring and Impairment Charges and Related Accruals

      Prior Years Restructuring and Impairment Charges. During 2001, the Company wrote-off $0.2 million of intangible assets as the Company determined that the undiscounted cash flows were less than the carrying amount of the assets due to a downturn in the political and economic environment in Argentina. The amount was classified in selling, general and administration in the accompanying consolidated statements of income. In 2000, the Company recorded approximately $1.6 million of restructuring charges and approximately $1.0 million of asset impairment charges. The restructuring charges of approximately $1.6 million related to the Company’s repositioning activities in Europe, primarily severance costs, of which $1.4 million was paid in 2000 and 2001 and the remaining $0.2 million was paid in 2002. The asset impairment charges of $1.0 million consisted of approximately $0.3 million related to the Company’s repositioning activities in Europe and approximately $0.7 million relating to the write-down of certain capitalized computer software costs in the United States.

      The components of the additions and/or adjustments to the aforementioned accruals include severance, lease costs, fixed asset disposals, and other exit costs, and are summarized as follows (in thousands):

	Years Ended December 31,

	2001	2000

Additions — charges to income:
Severance	$(84)	$1,210
Lease costs	80	295
Other	4	102

Total additions	—	1,607

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Opening balance	$201	$699	$1,105
Additions	—	—	1,607
Charges against reserves	(201)	(498)	(2,013)

Ending balance	$—	$201	$699

      The remaining costs at each year-end included in the restructuring accrual are summarized as follows (in thousands):

	December 31,

	2001	2000

Severance	$—	$385
Lease costs and other	201	314

	$201	$699

      The principal component of the restructuring accruals was severance. A summary of the severance activity is as follows (dollar amounts in thousands):

	Years Ended December 31,

	2001		2000

	# of		# of
	Employees	Amount	Employees	Amount

Opening balance	16	$385	43	$1,105
Planned terminations	—	—	35	1,210
Adjustment to planned terminations	—	(84)	—	—
Actual terminations	(16)	(301)	(62)	(1,930)

Ending balance	—	$—	16	$385

(11) Financial Reporting for Business Segments

      Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operations and major customers.

      The Company’s business is comprised of one industry segment, direct selling, with worldwide operations. The Company is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. The Company has three reportable business segments: Mexico, the United States, and Europe. Business results for subsidiaries in South America, the Dominican Republic, and Thailand are combined and included in the following table under the caption “All Others.”

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

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operating segments. The effects of intersegment sales (net sales and related gross profit) are excluded from the computation of segment operating income.

						Corporate,
		United		All	Total	Unallocated	Consolidated
	Mexico	States	Europe	Others	Segments	and Other	Total

			(Dollars in thousands)
Year ended December 31, 2002
Net sales	$251,546	$92,143	$26,932	$20,357	$390,978	$—	$390,978
Operating profit (loss)	66,245	15,620	1,224	(6,148)	76,941	(19,190)	57,751
Depreciation and amortization	2,121	2,631	411	448	5,611	—	5,611
Capital expenditures	4,124	6,298	174	415	11,011	—	11,011
Segment assets	178,629	82,532	18,673	9,890	289,724	(1,434)	288,290
Goodwill	28,548	32,188	5,300	269	66,305	—	66,305
Year ended December 31, 2001
Net sales	247,514	79,611	26,329	22,699	376,153	—	376,153
Operating profit (loss)	71,289	11,580	1,795	(5,931)	78,733	(22,510)	56,223
Depreciation and amortization	3,908	2,709	610	406	7,633	116	7,749
Capital expenditures	6,024	4,529	230	589	11,372	—	11,372
Segment assets	193,379	67,792	17,788	13,313	292,272	(1,136)	291,136
Year ended December 31, 2000
Net sales	199,777	74,137	26,882	20,432	321,228	—	321,228
Operating profit (loss)	64,364	10,709	247	(6,044)	69,276	(26,944)	42,332
Depreciation and amortization	4,231	2,111	905	385	7,632	—	7,632
Capital expenditures	2,262	3,662	109	1,072	7,105	—	7,105
Segment assets	$177,086	$68,843	$18,254	$13,165	$277,348	$(404)	$276,944

      Additional business segment information regarding product lines is as follows:

	2002		2001		2000

	Sales by	Percentage	Sales by	Percentage	Sales by	Percentage
	Product Line	of Total	Product Line	of Total	Product Line	of Total
	($ in millions)	Sales	($ in millions)	Sales	($ in millions)	Sales

Skin care	$68.8	18.2%	$69.4	19.0%	$65.8	21.0%
Color cosmetics	99.5	26.2	94.3	25.8	82.4	26.2
Fragrances	126.6	33.4	125.4	34.3	103.7	33.0
Body care and personal care	42.1	11.1	37.0	10.1	29.6	9.4
Other(1)	42.0	11.1	39.3	10.8	32.6	10.4

Subtotal before shipping and other fees less commissions	379.0	100.0%	365.4	100.0%	314.1	100.0%

Shipping and other fees less commissions	12.0		10.8		7.1

Total	$391.0		$376.2		$321.2

(1)	Includes sales aids (e.g., party hostess gifts, demonstration products, etc.) and promotional materials, which typically do not qualify for commissions or overrides.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Commitments and Contingencies

      The Company leases office and warehouse facilities as well as manufacturing, transportation and data processing equipment under operating leases which expire at various dates through 2008. The leases contain certain renewal options and require payment of property taxes, utilities, common area maintenance and insurance and contain rent escalation clauses based on consumer price indices. Future minimum lease payments under noncancelable operating leases as of December 31, 2002 are (in thousands):

2003	$3,841
2004	3,879
2005	3,784
2006	3,592
2007	3,585
2008	167

$18,848

      Rental expense was $3,781,000, $3,473,000 and $5,953,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      Other income for 2000 included approximately $1.4 million of income related to a recovery of the effect of inflation from a receivable due from the Mexican government related to taxes.

      During 2002, the Company initiated product replacement for a certain product sold in 2001 and 2002. The total cost of the product replacement is approximately $400,000. However, management believes that the majority of the cost will be recovered pursuant to contractual obligations with the third-party manufacturer. (See Note 14).

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

      In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company recorded impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Subsequent to December 31, 2002, the Company is considering strategic decisions to exit certain non-core markets in South America, Thailand and some or all of Europe through sale or discontinuance of these operations. As of December 31, 2002, no decision had been made on these non-core markets and the undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Given certain strategic decisions made, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in a need to write down those assets to fair value. In accordance with FASB 142, Goodwill and Other Intangible Assets, the transitional and annual impairment test indicated that fair value of the reporting units associated with the non-core markets exceeded the carrying value, including goodwill, at December 31, 2002.

      The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company’s business, financial condition or results of operations.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Management Incentive Arrangements

Company Plan

      Effective 1998, the Company adopted a stock incentive plan (the “Stock Incentive Plan”), which provides for the sale to members of senior management of up to 52,141 shares of common stock of the Parent and the issuance of options to purchase up to 104,282 additional shares of common stock. The Company reserved 156,423 shares for issuance under the Stock Incentive Plan, and as of December 31, 2002, 42,121 shares and 84,242 options were outstanding. A summary of the status and activity of shares purchased under the Stock Incentive Plan is as follows:

	Number	Price Per
	of Shares	Share

Shares outstanding at December 31, 1999	38,392
Shares issued in 2000	4,424	206
Options exercised in 2000	158	100
Shares repurchased in 2000	(948)	$210

Shares outstanding at December 31, 2000	42,026
Shares issued in 2001	474	210
Options exercised in 2001	210	150
Shares repurchased in 2001	(589)	$250

Shares outstanding at December 31, 2001	42,121
Shares issued in 2002	—	—
Options exercised in 2002	—	—
Shares repurchased in 2002	—	—

Shares outstanding at December 31, 2002	42,121

      The purchase price of shares issued in 2000 and 2001 and options exercised in 2000 and 2001 represented the estimated fair value at the respective dates of issuance and exercise, except as discussed below. In 2000, 316 shares were issued at a price below fair value, and the Company recognized compensation expense of approximately $19,000. In 2001, 210 shares were issued at a price below fair value, and the Company recognized compensation expense of approximately $21,000. Under certain circumstances, the management stockholders can require the Company to repurchase their shares, subject to a holding period of at least seven months from the date such shares were acquired, for an amount not to exceed fair value.

      In connection with the purchase of common stock of the Parent, certain members of senior management were granted options to purchase two additional shares of common stock for each share purchased at an exercise price equal to the fair value at the date of grant under the Stock Incentive Plan. The options have a life of ten years from the date of grant. Fifty percent of the options granted are expected to vest in three equal installments on each of the first three anniversaries of the date of grant, subject to the continuous employment of the grantee (“Option Type 1”). The remaining fifty percent of the options become vested as follows, subject to the continuous employment of the grantee: (a) up to one-third of the options become vested as of each of the first three anniversaries of the date of grant if the Company achieves at least 85% of its EBITDA target for the immediately preceding fiscal year, (b) if less than one-third of the total number of options shall have become vested as provided in clause(a) above, the portion that has not become so vested shall become vested as of the first day of the fiscal year following the fiscal year, if any, that the Company achieves its cumulative EBITDA target, and (c) any options that do not become vested as provided above will become vested on the

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ninth anniversary of the date of grant (“Option Type 2”). A summary of the status and activity of the options under the Stock Incentive Plan is as follows:

	2002		2001		2000

		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	84,242	$112.36	84,052	$111.69	76,784	$101.03
Granted	—	—	948	210.00	8,848	205.71
Exercised	—	—	(210)	150.00	(158)	100.00
Canceled	—	—	(548)	163.80	(1,422)	122.22

Outstanding at year-end	84,242	$112.36	84,242	$112.36	84,052	$111.69

Options exercisable at year-end	66,615	$109.92	63,528	$105.32	37,655	$100.70
Options available for grant	19,093	—	19,093	—	19,493	—

      The following table summarizes information about options outstanding as of December 31, 2002:

	Outstanding			Exercisable

		Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Weighted Average
Price	of Options	Life (Yrs.)	Exercise Price	of Options	Exercise Price

$100.00	74,256	5.75	$100.00	60,117	$100.00
$150.00	948	6.92	150.00	902	150.00
$210.00	9,038	7.63	210.00	5,596	210.00

	84,242	5.96	$112.36	66,615	$109.92

      The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for these options. As the options were granted with exercise prices equal to the fair value at the date of grant, no compensation cost was recognized by the Company upon issuance of such options. The fair value of each option granted by the Company was estimated using the minimum value option pricing model. The assumptions used in this pricing model and the weighted average fair value of options granted during 2001 and 2000 are summarized as follows:

	2001		2000

	Option	Option	Option	Option
	Type 1	Type 2	Type 1	Type 2

Risk-free interest rate	5.80%	5.80%	6.30%	6.30%
Expected option life (in years)	5.0	7.0	5.0	7.0
Expected volatility	0.0%	0.0%	0.0%	0.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value per option	$52.20	$69.28	$56.00	$73.97

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro Forma Compensation Cost

      Had the Company recorded compensation cost based on the fair value of options granted at the grant date, as prescribed by FASB Statement No. 123 “Accounting for Stock Based Compensation,” pro forma net income would have been as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Net income, as reported	$18,772	$15,840	$6,335
Pro forma compensation cost	92	348	680

Pro forma net income	$18,680	$15,492	$5,655

Employment Agreements

      Certain senior executive officers have employment agreements which provide for annual bonuses if the Company achieves the performance goals established under its annual incentive plan for executives.

      The Company has a bonus plan for U.S. based employees which provides that 50% of the bonus earned by any Vice President or Director shall be deferred and shall vest in three equal annual installments. As of December 31, 2002 and 2001, $415,000 and $372,000 of bonuses were deferred, respectively. The Company recognizes compensation expense as the vesting requirements are met.

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

      During the fourth quarter of 2000, the Contractor obtained $1,000,000 of advances from the Company in exchange for an unsecured promissory note. The note bears interest at an annual rate of 9% and is payable in monthly installments commencing on February 15, 2001. On April 15, 2002, the unsecured promissory note was amended to advance an additional $320,000 to the contractor. At December 31, 2002 and 2001, approximately $101,000 and $349,000, of the note was outstanding and was included in receivables in the accompanying consolidated balance sheets, respectively.

(15)	Foreign Currency Forward and Option Contracts

      The Company is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures at Jafra S.A. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations in Mexico, the Company enters into foreign currency exchange contracts. Prior to March 2002, the Company purchased forward exchange contracts (“forward contracts” or “forwards”) to hedge its foreign currency

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exposures to the Mexican peso. In March 2002, in accordance with previously approved policies, the Company modified its hedging program to include the use of foreign currency option contracts (“option contracts”). The Company places forward contracts or option contracts based on its forecasted U.S. dollar cash outflows from Jafra S.A. over a rolling 12 month period and does not hedge transactions that are not included in the 12 month forecast on the date the forward contract is initiated. As a matter of policy, the Company does not hold or issue forward contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features. Prior to entering into forward contracts or option contracts, the Company evaluates the counter parties’ credit ratings. Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted. The Company does not currently anticipate non-performance by such counter parties.

      Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivative instruments be recorded based on fair value. In connection with the adoption of SFAS No. 133, at January 1, 2001, the Company recorded a net gain of $126,000 (net of a tax effect of $82,000) as a cumulative transition adjustment to earnings. This adjustment relates to derivatives not designated as hedges prior to adoption of SFAS No. 133, and represents the difference between the carrying value and the fair value of such instruments. Under SFAS No. 133, the Company’s use of forward contracts or option contracts to hedge certain forecasted transactions does qualify for hedge accounting. Gains and losses from such derivatives are deferred as a separate component of other comprehensive loss, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts or option contracts with the corresponding gains and losses generated by the underlying hedged transactions. Contracts that do not qualify for hedge accounting under SFAS No. 133 are remeasured based on fair value and the gains and losses are included as a component of net income.

      The forward contracts utilized by the Company did not qualify for hedge accounting under the applicable accounting standards prior to adoption of SFAS No. 133 on January 1, 2001, and accordingly such instruments were marked-to-market with gains and losses included as a component of exchange loss in the statements of income for the year ended December 31, 2000.

      The Company currently designates certain of its forward contracts and option contacts as cash flow hedges of forecasted U.S. dollar-denominated inventory purchases, forecasted U.S. dollar-denominated intercompany charges from JCI to Jafra S.A., forecasted management fee charges from JCI to Jafra S.A., and U.S. dollar-denominated interest payments. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are deferred as a component of other comprehensive loss. Such amounts will be reclassified from other comprehensive loss into net income when the underlying hedged exposure is recognized in income. For U.S. dollar-denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges and interest, this will occur at the date such charges are recorded by Jafra S.A.

      During the year ended December 31, 2002, the Company recognized losses of approximately $2,605,000 on forward contracts and gains of approximately $886,000 on option contracts (including reclassification of

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

other comprehensive loss) as a component of exchange loss in the accompanying consolidated statements of income. During the year ended December 31, 2001, the Company recognized approximately $12,188,000 of losses on forward contracts as a component of exchange loss in the accompanying consolidated statements of income. During the year ended December 31, 2000, the Company recognized approximately $10,050,000 of losses as a component of exchange loss on forward contracts that did not qualify for hedge accounting under accounting standards prior to the adoption of SFAS No. 133.

      Additionally, during the year ended December 31, 2001, the Company deferred as a component of other comprehensive loss $5,504,000 of losses on forward contracts qualifying for hedge accounting under SFAS No. 133. Of this amount, approximately $797,000 was reclassified as exchange loss and $961,000 was reclassified as cost of sales upon recognition of the underlying hedged exposure prior to December 31, 2001. As of December 31, 2001, the Company had deferred as a component of other comprehensive income (loss) $3,746,000 of losses on forward contracts.

      During the year ended December 31, 2002, the Company deferred approximately an additional $1,782,000 of losses on forward contracts qualifying for hedge accounting under SFAS No. 133. Of the total amount deferred, during the year ended December 31, 2002, approximately $1,650,000 of other comprehensive loss was reclassified into exchange loss and approximately $3,139,000 was reclassified into cost of sales upon the recognition of the underlying hedged exposure. The Company expects that substantially all of the remaining loss of $739,000, deferred as a component of other comprehensive loss, will be recognized into income within the next twelve months.

      During the year ended December 31, 2002, the Company deferred as a component of other comprehensive loss $1,336,000 of gains on option contracts qualifying for hedge accounting under SFAS No. 133. Of this amount, approximately $483,000 of other comprehensive loss was reclassified to exchange loss and approximately $378,000 was reclassified as a cost of sales offset upon the recognition of the underlying hedged exposure. The Company expects substantially all of the remaining gain of approximately $475,000, deferred as a component of other comprehensive loss, to be recognized into income within the next twelve months.

      The fair value of the forward contacts at December 31, 2001 represented an unrealized loss of $5,540,000 consisting of $2,920,000 of unrealized losses recorded as a component of other comprehensive loss for qualifying hedges and $2,620,000 of unrealized losses recorded as a component of exchange loss for non-qualifying hedges under SFAS No. 133. As of December 31, 2002, the Company had no outstanding forward contracts. The fair value of the option contracts at December 31, 2002 represented an unrealized gain of approximately $402,000, consisting of $382,000 of unrealized gains recorded as a component of other comprehensive loss for qualifying hedges and $21,000 of unrealized gains for non-qualifying hedges under SFAS No. 133.

      During the year ended December 31, 2002, the ineffectiveness generated by the Company’s forward contracts and option contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly $164,000 of gains were reclassified into earnings.

      The outstanding option contracts had a notional value denominated in Mexican pesos of $523,000,000 in put and call positions at December 31, 2002 and mature at various dates through December 31, 2003. The outstanding forward contracts had notional values denominated in Mexican pesos of $688,873,000 at December 31, 2001 and matured in 2002. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table provides information about the details of the Company’s option contracts as of December 31, 2002 (in thousands):

At December 31, 2002:

	Coverage in		Fair Value in
Foreign Currency	Mexican Pesos	Average Strike Price	U.S. Dollars(1)	Maturity Date

Purchased Puts (Company may sell Peso/buy USD)
Mexican Peso	$149,000	10.31-10.48	$(113)	Jan.-Mar. 2003
Mexican Peso	100,000	11.05-12.19	77	Apr.-June 2003
Mexican Peso	150,000	11.76-12.79	131	July-Aug 2003
Mexican Peso	124,000	12.51-12.91	21	Oct.-Dec. 2003

	$523,000		$116

Written Calls (Counterparty may buy Peso/sell USD)
Mexican Peso	$149,000	9.01-9.02	$(207)	Jan.-Mar. 2003
Mexican Peso	100,000	9.50-9.84	(144)	Apr.-June 2003
Mexican Peso	150,000	9.69-10.19	(112)	July-Aug 2003
Mexican Peso	124,000	10.15-10.19	(55)	Oct.-Dec. 2003

	$523,000		$(518)

(1)	The fair value of the option contracts presented above, an unrealized gain of $402,000 at December 31, 2002, represents the carrying value and has been recorded in other receivables in the accompanying consolidated balance sheets.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The tables below describe the forward contracts that were outstanding at December 31, 2001 (in thousands):

December 31, 2001:

	Forward Position
	In Mexican	Maturity	Weighted Average	Fair Value in
Foreign Currency	Pesos(1)	Date	Contract Rate	U.S. Dollars(1)

Buy US Dollar/sell Mexican Peso	$108,715	1/31/02	10.19	$1,128
Sell Mexican Peso/buy US Dollar	(20,000)	1/31/02	9.35	(34)
Buy US Dollar/sell Mexican Peso	71,787	2/28/02	10.26	756
Sell Mexican Peso/buy US Dollar	(20,000)	2/28/02	9.47	(48)
Buy US Dollar/sell Mexican Peso	94,371	3/27/02	10.46	1,102
Sell Mexican Peso/buy US Dollar	(40,000)	3/27/02	9.48	(80)
Buy US Dollar/sell Mexican Peso	85,000	4/30/02	10.23	748
Sell Mexican Peso/buy US Dollar	(30,000)	4/30/02	9.62	(84)
Buy US Dollar/sell Mexican Peso	81,000	5/31/02	10.11	559
Sell Mexican Peso/buy US Dollar	(25,000)	5/31/02	9.71	(75)
Buy US Dollar/sell Mexican Peso	80,000	6/28/02	9.95	375
Sell Mexican Peso/buy US Dollar	(30,000)	6/28/02	9.78	(88)
Buy US Dollar/sell Mexican Peso	48,000	7/31/02	10.07	242
Buy US Dollar/sell Mexican Peso	100,000	8/30/02	10.05	410
Buy US Dollar/sell Mexican Peso	45,000	9/30/02	10.09	169
Buy US Dollar/sell Mexican Peso	110,000	10/31/02	10.09	338
Buy US Dollar/sell Mexican Peso	30,000	11/29/02	10.27	122

	$688,873			$5,540 (1)

(1)	The Fair Value of the forward positions presented above, an unrealized loss of $5,540,000 at December 31, 2001, represents the carrying value of the forward contracts and has been recorded in accrued liabilities in the accompanying consolidated balance sheets.

(16)	Fourth Quarter Adjustments

      During the fourth quarter of 2001, the Company recorded a total of approximately $4,288,000 to bad debt expense due to declining consultant liquidity as a result of the general slowdown of the economy in Mexico and Brazil. During the fourth quarter of 2000, the Company recorded certain adjustments related to changes in cost accounting estimates, which resulted in an increase to cost of sales of approximately $3,000,000.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholder of

Jafra Cosmetics International, Inc.
Westlake Village, California

      We have audited the accompanying consolidated balance sheets of Jafra Cosmetics International, Inc. and subsidiaries (the “Company”), an indirect, wholly owned subsidiary of CDRJ Investments (Lux) S.A., as of December 31, 2001, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jafra Cosmetics International, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE, LLP

Los Angeles, California

March 6, 2002 (February 24, 2003, as
to paragraphs 16 and 17 of Note 2)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholder of

Jafra Cosmetics International, Inc.
Westlake Village, California

      We have audited the accompanying consolidated balance sheet of Jafra Cosmetics International, Inc. and subsidiaries (the “Company”), an indirect, wholly owned subsidiary of CDRJ Investments (Lux) S.A., as of December 31, 2002, and the related consolidated statement of income, stockholder’s equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2002 listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jafra Cosmetics International, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142.

/s/ ERNST & YOUNG, LLP

Los Angeles, California

February 21, 2003

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$13,088	$4,081
Receivables, less allowances for doubtful accounts of $613 in 2002 and $523 in 2001.	5,713	6,447
Inventories	11,974	8,677
Receivables from affiliates	25,608	23,633
Prepaids and other current assets	2,554	1,665
Deferred income taxes	—	55

Total current assets	58,937	44,558
Property and equipment, net	26,357	22,742
Other assets:
Goodwill	37,488	38,125
Notes receivable from affiliates	10,694	3,902
Deferred financing fees, net	2,375	3,004
Other	3,938	3,716

Total	$139,789	$116,047

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$4,000	$3,000
Accounts payable	5,944	5,591
Accrued liabilities	12,230	12,709
Income taxes payable	815	965
Deferred income taxes	643	—
Payables to affiliates	20,435	2,639

Total current liabilities	44,067	24,904
Long-term debt	47,108	52,908
Deferred income taxes	4,671	3,353
Other long-term liabilities	3,787	3,088

Total liabilities	99,633	84,253

Commitments and contingencies	—	—
Stockholder’s equity:
Common stock, par value $.01; authorized, issued and outstanding, 1,000 shares in 2002 and 2001.	—	—
Additional paid-in capital	39,649	39,649
Retained earnings (deficit)	3,249	(5,376)
Accumulated other comprehensive loss	(2,742)	(2,479)

Total stockholder’s equity	40,156	31,794

Total	$139,789	$116,047

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

	Years Ended December 31,

	2002	2001	2000

Net sales to third parties	$125,199	$110,227	$102,267
Sales to affiliates	15,817	13,442	14,297

Net sales	141,016	123,669	116,564
Cost of sales	43,778	37,383	36,063

Gross profit	97,238	86,286	80,501
Selling, general and administrative expenses	100,316	95,022	87,496
Management fee income from affiliates	(7,225)	(8,504)	(8,141)
Restructuring and impairment charges	—	—	2,392
Loss on sale of assets	1	92	147
Royalty income from affiliates, net	(19,775)	(20,098)	(14,620)
Market subsidy expense	5,121	—	—

Income from operations	18,800	19,774	13,227
Other income (expense):
Exchange gain (loss), net	406	(225)	(178)
Interest expense, net	(6,134)	(6,794)	(7,564)
Other, net	281	(189)	9

Income before income taxes and extraordinary item	13,353	12,566	5,494
Income tax expense	4,728	6,054	3,075

Income before extraordinary item	8,625	6,512	2,419
Extraordinary loss on early extinguishment of debt, net of income tax benefit of $120.	—	—	205

Net income	$8,625	$6,512	$2,214

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(In thousands, except for shares)

	Years Ended December 31,

	2002		2001		2000

	Shares	Amount	Shares	Amount	Shares	Amount

Capital Stock:
Balance, beginning of year	1,000	$—	1,000	$—	1,000	$—

Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in Capital:
Balance, beginning of year		39,649		39,649		38,749
Capital contributions by parent		—		—		900

Balance, end of year		39,649		39,649		39,649
Retained Earnings (Deficit):
Balance, beginning of year		(5,376)		(11,888)		(14,102)
Net income		8,625		6,512		2,214

Balance, end of year		3,249		(5,376)		(11,888)
Accumulated Other Comprehensive
Loss:
Balance, beginning of year		(2,479)		(2,223)		(2,319)
Currency translation adjustments		(263)		(256)		96

Balance, end of year		(2,742)		(2,479)		(2,223)

Total Stockholder’s Equity	1,000	$40,156	1,000	$31,794	1,000	$25,538

Comprehensive Income:
Net income		$8,625		$6,512		$2,214
Currency translation adjustments		(263)		(256)		96

Total Comprehensive Income		$8,362		$6,256		$2,310

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net income	$8,625	$6,512	$2,214
Extraordinary loss on early extinguishment of debt, net of taxes	—	—	205

Income before extraordinary item	8,625	6,512	2,419
Adjustments to reconcile income before extraordinary item to net cash provided by (used in) operating activities:
Loss on sale of property and equipment	—	92	147
Depreciation and amortization	3,231	3,484	3,014
Provision for uncollectible accounts receivable	680	559	898
Amortization of deferred financing fees	629	628	633
Asset impairment charge	—	—	1,019
Unrealized foreign exchange (gain) loss	(99)	208	249
Deferred income taxes	2,016	2,407	891
Changes in operating assets and liabilities:
Receivables	54	(276)	346
Inventories	(3,297)	778	(2,287)
Prepaid expenses and other current assets	(889)	733	(422)
Affiliate receivables and payables	15,920	(18,221)	1,936
Other assets	309	254	841
Accounts payable and accrued liabilities	(126)	(240)	(1,999)
Income taxes payable/prepaid	(150)	572	272
Other long-term liabilities	699	721	(341)

Net cash provided by (used in) operating activities	27,602	(1,789)	7,616

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	—	92
Purchases of property and equipment	(6,669)	(5,091)	(4,418)
Other	(531)	(408)	(760)

Net cash used in investing activities	(7,200)	(5,499)	(5,086)

Cash flows from financing activities:
Repurchase of subordinated notes	—	—	(6,358)
Repayments under term loan facility	(3,000)	(2,500)	(2,000)
Net repayments under revolving credit facility	(1,800)	(12,700)	(10,000)
Capital contributions by Parent	—	—	900
Net transactions with affiliates	(6,792)	23,280	14,788

Net cash (used in) provided by financing activities	(11,592)	8,080	(2,670)

Effect of exchange rate changes on cash	197	(93)	496

Net increase in cash and cash equivalents	9,007	699	356
Cash and cash equivalents at beginning of year	4,081	3,382	3,026

Cash and cash equivalents at end of year	$13,088	$4,081	$3,382

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$5,847	$6,748	$9,669
Income Taxes	1,051	2,586	2,154

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Description of Business

Basis of Presentation

      Jafra Cosmetics International, Inc., a Delaware corporation (“JCI”) is a wholly owned subsidiary of CDRJ North Atlantic (Lux) S.a.r.L., a Luxembourg société à responsabilité limitée, which is a wholly owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (the “Parent”). JCI, its subsidiaries, and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. (“CD&R”) to acquire (the “Acquisition”) the worldwide Jafra Cosmetics business (the “Jafra Business”) from The Gillette Company.

      The accompanying consolidated financial statements reflect the operations of JCI and its subsidiaries (collectively, “JCI”). JCI is an operating subsidiary in the United States, and currently has operating subsidiaries in Austria, Germany, Italy, the Netherlands, Switzerland, the Dominican Republic and Thailand. All significant intercompany accounts and transactions have been eliminated in consolidation.

      In connection with the Acquisition, JCI and an affiliated company, Jafra Cosmetics International, S.A. de C.V. (“Jafra S.A.”) (the indirect, wholly owned Mexican subsidiary of the Parent) issued $100 million aggregate principal amount of 11.75% Subordinated Notes due 2008 (the “Notes”). See Note 6. The Notes represent several obligations of JCI and Jafra S.A., with each participating on a pro rata basis upon redemption. JCI and Jafra S.A. have fully and unconditionally guaranteed the obligations under the Notes of the other on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. As the cross-guarantee of JCI and Jafra S.A. is subject to a 30-day standstill period, the Parent is filing these separate financial statements of JCI as a schedule to its Annual Report on Form 10-K for the year ended December 31, 2002.

Description of Business

      JCI markets its products, which consist of premium skin and body care products, color cosmetics, fragrances, and other personal care products, primarily in the United States, but also through subsidiaries in Austria, Germany, Italy, the Netherlands, Switzerland, the Dominican Republic and Thailand and in a number of additional countries through distributors. JCI utilizes a direct selling, multilevel distribution system comprised of self-employed salespersons (known as “consultants”).

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

      Property and Equipment. Property and equipment are stated at cost. Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets using the straight-line method. Estimated useful lives are 40 years for buildings, the lesser of 40 years or the term of the lease for improvements, 5 to 15 years for machinery and equipment and 5 to 8 years for hardware and software.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maintenance and repairs, including cost of minor replacements, are charged to operations as incurred. Costs of additions and betterments are added to property and equipment accounts provided that such expenditures increase the useful life or the value of the asset.

      Intangible Assets. Intangible assets principally consist of goodwill and trademarks. On January 1, 2002, JCI adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets” which requires JCI to not amortize goodwill and certain other intangible assets, but to test those intangible assets for impairment at least annually. Prior to adoption of SFAS No. 142, goodwill and other intangible assets were amortized using the straight-line method over a period of 40 years. Goodwill and trademarks resulted from the Parent’s acquisition of the Jafra Business. The book value of goodwill and trademarks was $37,488,000 and $237,000 at December 31, 2002, respectively. (See “New Accounting Standards”).

      Deferred Financing Costs. In connection with the acquisition of the Jafra Business, JCI incurred approximately $7.2 million of costs related to the 11.75% Senior Subordinated Notes due 2008 (the “Notes”), the revolving credit facility and the term loan facility (see Note 6). Such costs are being amortized on a basis that approximates the interest method over the expected term of the related debt. Accumulated amortization at December 31, 2002 and 2001 was $3,129,000 and $2,500,000, respectively.

      Impairment of Long-Lived Assets and Goodwill. Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets is not recoverable, JCI will recognize an impairment loss, measured by the future discounted cash flow method. Goodwill is tested for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable based on the provisions of SFAS No. 142. (see “New Accounting Standards” and Note 10)

      Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments. The fair value of the Notes at December 31, 2002 and 2001 was $46,236,000 and $48,266,000, respectively, based on discussions with one of JCI’s largest bondholders and an analysis of current market interest rates and the Parent’s credit rating. As JCI’s revolving credit facility and the term loan are variable rate debt, and the interest rate spread paid by JCI is adjusted for changes in certain financial ratios of the Parent, the fair value of the revolving credit facility and the term loan approximated their carrying amounts at December 31, 2002 and 2001.

      Revenue Recognition. JCI recognizes revenue when title passes at shipment in accordance with its shipping terms. Amounts billed to consultants for shipping and handling costs are included in net sales. Sales are reduced by commissions paid to consultants on their personal sales.

      Shipping and handling costs. Shipping and handling costs of $12,706,000, $11,265,000 and $12,170,000 for the years ended December 31, 2002, 2001 and 2000, respectively, are included in selling, general and administrative expenses.

      Research and Development. Research and development costs are expensed as incurred. Total research and development expense aggregated $1,469,000, $1,842,000 and $1,901,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The portion of the above-identified research and development expenses incurred by the JCI and charged to Jafra S.A. as part of the JCI’s management fee income (see Note 9) aggregated $1,081,000, $864,000 and $978,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

      Income Taxes. JCI accounts for income taxes under the balance sheet approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have been recognized in JCI’s financial statements or income tax returns. Management provides a valuation allowance for deferred income tax assets when it is more likely than not that a portion of such deferred income tax assets will not be realized. Income tax expense of JCI is computed on a separate-company basis.

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

      New Accounting Standards. In June 2001, the Financial Accounting Standards Board (“FASB”) approved two new statements: SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. JCI adopted SFAS No. 142 on January 1, 2002. In accordance with such adoption, JCI identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. Prior to June 30, 2002, JCI completed the transitional goodwill impairment test required by SFAS No. 142. Based on the transitional and annual impairment test, JCI determined that there was no impairment to goodwill. During the year ended December 31, 2002, no impairment was identified. The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

	United		Consolidated
Goodwill	States	Europe	Total

Balance as of December 31, 2001	$32,188	$5,937	$38,125
Translation effect	—	(637)	(637)

Balance as of December 31, 2002	$32,188	$5,300	$37,488

      JCI’s other intangible assets consist of trademarks. During the year ended December 31, 2002, JCI determined trademarks to have an indefinite life and performed the transitional impairment test as required under SFAS No. 142. Based upon the transitional and annual test, JCI determined that there was no impairment of trademarks. The carrying value of trademarks was $237,000 at December 31, 2002 and is included in other assets in the accompanying consolidated balance sheets.

      In accordance with SFAS No. 142, JCI discontinued amortization of goodwill and other intangible assets with an indefinite life. A reconciliation of previously reported net income to amounts adjusted for the exclusion of goodwill and trademark amortization, net of the related income tax effects, where applicable, is as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Net income	$8,625	$6,512	$2,214
Goodwill amortization, net of tax	—	725	863
Trademark amortization, net of tax	—	26	54

Adjusted net income	$8,625	$7,263	$3,131

      In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” This new guidance provides that consideration from a vendor to a reseller is generally presumed to be a reduction of the selling prices of the vendor’s products, and, therefore, should be characterized as a reduction of revenue when

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized in the vendor’s income statement. On January 1, 2002, JCI adopted EITF Issue No. 01-9 and reclassified commissions paid to consultants of $1,417,000 and $1,254,000 on their personal sales, previously reported as a component of selling, general and administrative expenses, as a reduction in net sales and selling, general and administrative expenses for the years ended December 31, 2001 and 2000, respectively.

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

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds or modifies existing authoritative pronouncements including SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” As a result of the issuance of SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Applying the provisions of APB Opinion 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item shall be reclassified. JCI is currently evaluating the impact that this statement may have on any potential future extinguishments of debt. Upon adoption of SFAS No. 145, JCI will reclassify items previously reported as extraordinary items as a component of operating income on the accompanying statements of income.

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

      During 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transaction and Disclosure, an amendment to FASB Statement No. 123.” This Statement requires more extensive interim disclosure related to stock based compensation for all companies and permits additional transition methods for companies that elect to use the fair value method for employee stock compensation. This statement is effective for fiscal years ending after December 15, 2002, with early adoption regarding annual disclosure encouraged. JCI adopted the disclosure requirements of SFAS No. 148. (See note 13).

      Reclassifications. Certain reclassifications were made to the prior year financial statements to conform to current year presentation.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3) Inventories

      Inventories consist of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Raw materials and supplies	$243	$—
Finished goods	11,731	8,677

Total inventories	$11,974	$8,677

(4) Property and Equipment

      Property and equipment consist of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Land	$6,188	$6,188
Buildings and improvements	7,099	6,763
Machinery, equipment and other	22,460	15,971

	35,747	28,922
Less accumulated depreciation	9,390	6,180

Property and equipment, net	$26,357	$22,742

(5) Accrued Liabilities

      Accrued liabilities consist of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Sales promotions, commissions and overrides	$2,965	$3,182
Accrued restructuring charges (Note 10)	—	128
Accrued interest	880	931
Compensation and other benefit accruals	4,832	4,291
State and local sales taxes and other taxes	1,180	1,282
Other	2,373	2,895

Total accrued liabilities	$12,230	$12,709

(6) Debt

      Debt consists of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Subordinated Notes, unsecured, interest payable semi-annually at 11.75% due in 2008.	$45,108	$45,108
Term loan, secured, principal and interest due in quarterly installments through April 30, 2004, interest rates at 3.1% and 4.3% at December 31, 2002 and 2001, respectively	6,000	9,000
Revolving loan, secured, due April 30, 2004, weighted average interest rates of 5.4% at December 31, 2001	—	1,800

Total debt	51,108	55,908
Less current maturities	4,000	3,000

Long-term debt	$47,108	$52,908

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      JCI’s long-term debt matures as follows (in thousands): $4,000 in 2003, $2,000 in 2004, $0 in 2005, 2006 and 2007 and $45,108 thereafter.

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

      JCI and Jafra S.A. are indirect, wholly owned subsidiaries of the Parent and have fully and unconditionally guaranteed the obligations under the Notes of the other on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. In addition, the Parent has fully and unconditionally guaranteed the Notes on a senior subordinated basis. JCI has no U.S. subsidiaries. Each acquired or organized U.S. subsidiary of JCI will also be required to fully and unconditionally guarantee the Notes jointly and severally, on a senior subordinated basis. Each existing subsidiary of Jafra S.A. fully and unconditionally guarantees the Notes jointly and severally, on a senior subordinated basis, and each subsequently acquired or organized subsidiary of Jafra S.A. will fully and unconditionally guarantee the Notes jointly and severally, on a senior subordinated basis. The nonguarantor entities are JCI’s indirect subsidiaries in Austria, Germany, Italy, the Netherlands, Switzerland, the Dominican Republic and Thailand, and the Parent’s indirect subsidiaries in Poland, Argentina, Brazil, Chile, Colombia, Peru, and Venezuela. All guarantor and nonguarantor entities are either direct or indirect wholly owned subsidiaries of the Parent. The Notes were registered in a registered exchange offer, effective as of January 25, 1999, under the Securities Act of 1933, as amended.

      The Notes are unsecured and are generally non-callable for five years. Thereafter, the Notes will be callable at premiums declining to par in the eighth year.

      Consents and waivers, dated June 30, 2001 and November 19, 1999, to the senior credit agreement, as described below, allow JCI and Jafra S.A. to repurchase the Notes in the open market from time to time, with the aggregate purchase price for all such Notes repurchased not to exceed $50 million. Aggregate repurchases as of December 31, 2002 were $24.8 million. During 2000, JCI retired notes, prior to maturity, with a face value of $6.5 million. The debt repurchases in 2000 resulted in an extraordinary loss of $205,000, net of an income tax benefit of $120,000. In connection with the early retirement of the Notes as described above, a portion of the unamortized deferred financing costs was written off and included in the determination of the extraordinary loss on early extinguishment of debt. In 2000, $459,000 of the unamortized deferred financing fees were written off.

      In addition, JCI and Jafra S.A. entered into a senior credit agreement that provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a multicurrency revolving credit facility of $65 million and a term loan facility of $25 million. Borrowings under the term loan facility are payable in quarterly installments of principal and interest over six years through April 30, 2004. Borrowings under the revolving credit facility mature on April 30, 2004. Borrowings under the senior credit agreement currently bear interest at an annual rate of LIBOR plus a margin of 1.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 0.5%, plus an applicable margin of 0.625%). The interest rate in effect at December 31, 2002 was approximately 3.1% for the LIBOR-based borrowings. Borrowings under the senior credit agreement are secured by substantially all of the assets of JCI and Jafra S.A. No amounts were outstanding under the revolving credit facility at December 31, 2002.

      Both the Indenture and the Senior Credit Agreement contain certain covenants that limit JCI’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7) Income Taxes

      JCI’s income before income taxes consists of the following (amounts in thousands):

	Years Ended December 31,

	2002	2001	2000

Income before income taxes and extraordinary item:
United States	$12,859	$13,530	$9,741
Foreign	494	(964)	(4,247)

	$13,353	$12,566	$5,494

      Actual income tax expense differs from the “expected” tax expense (computed by applying the U.S. federal corporate rate of 35% to income before income taxes) as a result of the following:

	Years Ended December 31,

	2002	2001	2000

Provision for income taxes at federal statutory rate	$4,674	$4,398	$1,922
Foreign income subject to tax other than at federal statutory rate, principally withholding taxes	1,886	2,532	1,298
Foreign tax and other credits	(2,312)	(3,230)	(1,724)
State income taxes	548	544	243
Valuation allowance — domestic	19	944	(616)
Valuation allowance — foreign	23	674	1,911
Other	(110)	192	41

Income tax expense	$4,728	$6,054	$3,075

      The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Current:
Federal	$178	$140	$72
Foreign:
Foreign withholding taxes	2,250	2,296	1,820
Europe	(297)	641	49
Other	33	26	—

	1,986	2,963	1,869
State	548	544	243

Total current	2,712	3,647	2,184
Deferred — foreign	—	—	—
Deferred — domestic	2,016	2,407	891

Total deferred	2,016	2,407	891
Total income taxes on income before income taxes and extraordinary item	4,728	6,054	3,075
Income tax benefit on early extinguishment of debt	—	—	(120)

Total income tax expense	$4,728	$6,054	$2,955

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of deferred income tax assets and deferred income tax liabilities at December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001

Deferred income tax assets:
Net operating loss carryforward	$6,857	$6,834
Disallowed interest expense	—	26
Foreign tax and other credit carryforward	2,071	2,646
Other accrued liabilities	180	331
Other	1,409	1,927

Total deferred income tax assets	10,517	11,764
Less valuation allowance	(9,522)	(9,480)

Net deferred income tax assets	995	2,284
Deferred income tax liabilities:
Property and equipment	(2,007)	(1,602)
Trademark and goodwill	(3,474)	(2,631)
Inventories	(261)	(930)
Other	(567)	(419)

Total deferred income tax liabilities	(6,309)	(5,582)

Net deferred income tax liabilities	$(5,314)	$(3,298)

      JCI records a valuation allowance on the deferred income tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowances at December 31, 2002 and 2001 were based upon JCI’s estimates of the future realization of deferred income tax assets. Valuation allowances at December 31, 2002 were provided to offset foreign operating loss carryforwards of $6,857,000 and foreign tax, other credit carryforwards of $2,071,000 and certain other pretax expenses. These amounts were reduced by a valuation allowance of $10,517,000. Valuation allowances at December 31, 2001 were provided to offset foreign operating loss carryforwards of $6,834,000 and foreign tax and other credit carryforwards of $2,646,000 resulting from JCI’s U.S. and European subsidiaries. These deferred income tax assets were reduced by a valuation allowance of $9,522,000 and $9,480,000 as December 31, 2002 and 2001, respectively. The tax loss carryforwards expire in varying amounts between 2003 and 2012. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards.

(8) Benefit Plans

      Certain employees of the JCI’s German subsidiary participate in a defined benefit pension plan covering key employees (the “Germany Plan”). Benefits are based on age, years of service and the level of compensation during the final years of employment. JCI’s funding policy is to contribute annually to the Germany Plan the amount necessary to meet the minimum funding standards. JCI recognized pension expense of $48,000 and $278,000 for the years ended December 31, 2002 and 2001, respectively and recognized pension income of $18,000 for the year ended December 31, 2000 due to the departure of certain employees.

      JCI has an employee savings plan which permits participants to make voluntary contributions by salary deferrals pursuant to section 401(k) of the Internal Revenue Code, which allows employees to defer up to 20% of their total compensation, subject to statutory limitations. Employee contributions of up to 10% of compensation are matched by JCI at the rate of 50 cents per dollar. Employees do not vest in JCI’s contribution until they have reached two years of service, at which time they become fully vested. The JCI’s

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense under this program was $618,000, $600,000 and $620,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      JCI also has a supplemental excess benefit savings plan, which permits participants to make unlimited voluntary contributions. Employee contributions are matched on the same basis as under the employee savings plan, and the vesting provisions are the same. JCI’s expense under this program was $207,000, $177,000 and $213,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Employee and employer contributions under such plan are placed into a “rabbi” trust exclusively for the uses and purposes of plan participants and general creditors of JCI. The JCI has recorded an asset and the related liability in the accompanying consolidated balance sheets of $2,411,000 and $1,880,000 at December 31, 2002 and 2001, respectively.

(9) Related Party Transactions

      JCI distributes skin and body products to other subsidiaries of the Parent (“affiliates”). Sales to affiliates, primarily in Mexico and South America, were $15,817,000, $13,442,000 and $14,297,000 for the years ended December 31, 2002, 2001 and 2000, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. JCI also purchases color and fragrance products from the Parent’s Mexico affiliate (“Jafra S.A.”) totaling $13,592,000, $9,849,000 and $8,856,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      In addition, JCI provides certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions to affiliates. The cost of these services is included in selling, general and administrative expenses in the accompanying consolidated statements of income. JCI charges out a portion of these management expenses to its affiliates based upon charges identified to specific affiliates and upon a formula using the percentage of revenues of each affiliate to the total consolidated revenues of the Parent. JCI believes the amounts and methods of allocations are reasonable and approximate the cost of the actual services provided. The management fee income, which consists of amounts billed to affiliates in Mexico and South America, was $7,225,000, $8,504,000 and $8,141,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      During 1999, JCI sold U.S. trademarks and German trademarks to Jafra S.A. As a result of these sales, Jafra S.A. charges JCI a fee for the right to use the Jafra trademark in the United States and Europe. The total royalty expense charged by Jafra S.A. to JCI was $2,443,000, $1,639,000 and $1,126,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and is offset against royalty income from affiliates in the accompanying consolidated statements of income.

      JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. JCI charges Jafra S.A. a royalty for the use of the Jafra Way. The royalty fees charged by JCI were $22,218,000, $21,737,000 and $15,746,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and were based upon a percentage of Jafra S.A.’s sales.

      JCI has granted loans to certain affiliates at annual interest rates ranging from 6% to 9%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes receivable from affiliates at December 31, 2002 and 2001 consists primarily of loans JCI has made to subsidiaries of the Parent to fund certain of their operations in South America. Net interest income from affiliates, was $351,000, $703,000 and $2,126,000 the years ended December 31, 2002, 2001 and 2000, respectively.

      JCI reimburses certain foreign affiliates for the expenses that they incur in establishing a direct selling, multilevel distribution system and customer base in new markets. Such subsidies amounted to $5,121,000 in 2002 and $0 in 2001 and 2000.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pursuant to a consulting agreement entered into following the Acquisition, until the 10th anniversary of the Acquisition or the date on which CD&R Fund V no longer has an investment in the Parent or until the termination by either party with 30 days notice, CD&R will receive an annual fee (and reimbursement of out-of-pocket expenses) for providing advisory, management consulting and monitoring services to the Parent. On January 1, 2000, the annual fee was $400,000. As of January 1, 2001, the annual fee was increased to $1,000,000. As required by the terms of the Parent’s lending arrangements, such fees are determined by arm’s-length negotiation and are believed by the Parent to be reasonable. The amendment, effective January 1, 2001, adds to CD&R’s services under the agreement financial advisory, investment banking and similar services with respect to future proposals for an acquisition, merger, recapitalization, or other similar transaction directly or indirectly involving the Parent or any of its subsidiaries. The fee for such additional services in connection with future transactions would be an amount equal to 1% of the transaction value for the transaction to which such fee relates. Such transaction fees may be increased upon approval of a majority of the members of the Parent’s Board of Directors who are not employees of the Parent, CD&R or any affiliate of CD&R. The amendment also provides that if any employee of CD&R is appointed to an executive management position (or a position of comparable responsibility) in the Parent or any of its subsidiaries, the annual fee will be increased by an amount to be determined by CD&R, the amount of such increase not to exceed 100% of the existing annual fee in effect at that time. The CD&R fees incurred during the years ended December 31, 2002, 2001 and 2000 were $1,000,000, $1,000,000 and $400,000, respectively. These fees were recorded as selling, general, and administrative expenses in the accompanying consolidated statements of income, and a portion of the fees was allocated to affiliates as part of JCI’s management fee income from affiliates. Certain officers and directors of CD&R or its affiliates serve as directors of the Parent.

      Prior to 2000, JCI engaged Guidance Solutions (“Guidance”), a corporation in which an investment fund managed by CD&R has an investment, to develop its e-commerce systems. Under the agreement entered into by both parties, JCI agreed to pay fees of approximately $2.0 million to Guidance in connection with planning, defining, designing and consulting services performed related to its e-commerce initiative. During the years ended December 31, 2000, JCI paid fees to Guidance of $1,798,000. A portion of these amounts was allocated to JCI’s affiliates. JCI terminated its agreement with Guidance and executed a settlement and mutual release agreement effective September 30, 2000. Upon execution of this agreement in October of 2000, Guidance paid JCI $25,000 and agreed to pay the JCI an aggregate additional sum of $475,000, payable in quarterly installments plus interest at 9.5% per annum, beginning in January 2001 through October 2005. As of December 31, 2002, the balance was paid in full.

(10) Restructuring and Impairment Charges and Related Accruals

      Prior Years Restructuring and Impairment Charges. In 2000, JCI recorded approximately $1.4 million of restructuring charges and approximately $1.0 million of asset impairment charges. The restructuring charges of approximately $1.4 million related to the JCI’s repositioning activities in Europe, primarily severance, of which $1.3 million was paid in 2000 and 2001 and the remaining $0.1 million was paid in 2002. The asset impairment charges of $1.0 million consisted of approximately $0.3 million related to JCI’s repositioning activities in Europe and approximately $0.7 million related to the write-down of certain capitalized computer software costs in the United States.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the additions and/or adjustments to the aforementioned accruals include severance, lease costs, fixed asset disposals, and other exit costs, and are summarized as follows (in thousands):

	Years Ended
	December 31,

	2001	2000

Additions — charges to income:
Severance	$(84)	$1,170
Lease costs	80	170
Other	4	84

Total additions	$—	$1,424

      A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Opening balance	$128	$516	$1,105
Additions	—	—	1,424
Charges against reserves	(128)	(388)	(2,013)

Ending balance	$—	$128	$516

      The remaining costs at each year-end included in the restructuring accrual are summarized as follows (in thousands):

	December 31,

	2001	2000

Severance	$—	$346
Lease costs and other	128	170

	$128	$516

      The principal component of the restructuring accruals was severance. A summary of the severance activity is as follows (dollar amounts in thousands):

	Years Ended December 31,

	2001		2000

	Number of		Number of
	Employees	Amount	Employees	Amount

Opening balance	10	$346	43	$1,105
Planned terminations	—	—	29	1,170
Adjustment to planned terminations	—	(84)	—	—
Actual terminations	(10)	(262)	(62)	(1,929)

Ending balance	—	$—	10	$346

(11) Financial Reporting for Business Segments

      Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operations and major customers.

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

      The accounting policies used to prepare the information reviewed by the JCI’s chief operating decision makers are the same as those described in the summary of significant accounting policies. JCI evaluates performance based on segment operating income, excluding reorganization and restructuring charges, unusual gains and losses, and amortization of goodwill and intangibles. Consistent with the information reviewed by the JCI’s chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments. The effects of intersegment sales (net sales and related gross profit) are excluded from the computation of segment operating income. Gross profit from affiliates and notes and accounts receivable from affiliates (primarily in Mexico and South America) are included in the following table under the caption “Corporate, Unallocated and Other.”

					Corporate,
	United		All	Total	Unallocated	Consolidated
Dollars in thousands	States	Europe(1)	Others	Segments	and Other	Total

Year ended December 31, 2002
Net sales	$92,143	$26,932	$6,124	$125,199	$15,817	$141,016
Operating profit (loss)	15,620	1,224	(89)	16,755	2,045	18,800
Depreciation and amortization	2,631	382	218	3,231	—	3,231
Capital expenditures	6,298	174	197	6,669	—	6,669
Segment assets	82,532	18,414	2,541	103,487	36,302	139,789
Goodwill	32,188	5,300	—	37,488	—	37,488
Year ended December 31, 2001
Net sales	79,611	26,295	4,321	110,227	13,442	123,669
Operating profit (loss)	11,580	2,143	(768)	12,955	6,819	19,774
Depreciation and amortization	2,709	601	174	3,484	—	3,484
Capital expenditures	4,529	230	332	5,091	—	5,091
Segment assets	67,792	17,522	3,198	88,512	27,535	116,047
Year ended December 31, 2000
Net sales	74,137	26,680	1,450	102,267	14,297	116,564
Operating profit (loss)	10,709	876	(790)	10,795	2,432	13,227
Depreciation and amortization	2,111	883	20	3,014	—	3,014
Capital expenditures	3,662	90	666	4,418	—	4,418
Segment assets	$68,843	$17,650	$2,102	$88,595	$32,547	$121,142

(1)	excludes Poland, an indirect wholly-owned subsidiary of the Parent, an affiliate of JCI.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Additional business segment information regarding product lines is as follows:

	2002		2001		2000

	Sales by	Percentage	Sales by	Percentage	Sales by	Percentage
	Product	of Total	Product	of Total	Product	of Total
	Line	Sales	Line	Sales	Line	Sales

	(in millions)		(in millions)		(in millions)
Skin care	$35.2	29.4%	$36.2	34.3%	$34.3	34.9%
Color cosmetics	21.6	18.0	18.7	17.7	17.9	18.2
Fragrances	26.2	21.9	22.1	21.0	20.5	20.9
Body care and personal care	18.0	15.0	12.5	11.9	12.0	12.2
Other(1)	18.8	15.7	15.9	15.1	13.6	13.8

Subtotal before shipping, other fees and sales to affiliates, less commissions	119.8	100.0%	105.4	100.0%	98.3	100.0%

Shipping and other fees, less commissions	5.4		4.8		4.0
Sales to affiliates	15.8		13.5		14.3

Total	$141.0		$123.7		$116.6

(1)	Includes sales aids (e.g.; party hostess gifts, demonstration products, etc.) and promotional materials, which typically do not qualify for commissions or overrides.

(12) Commitments and Contingencies

      The Company leases office and warehouse facilities as well as manufacturing, transportation and data processing equipment under operating leases which expire at various dates through 2007. The leases contain certain renewal options and require payment of property taxes, utilities, common area maintenance and insurance and rent escalation clauses based upon consumer price indices. Future minimum lease payments under noncancelable operating leases as of December 31, 2002 are (in thousands):

2003	$1,186
2004	1,127
2005	967
2006	712
2007	601

$4,593

      Rental expense was $1,058,000, $1,453,000 and $1,617,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      In connection with the issuance of the Parent’s Common Stock, the Parent has guaranteed loans for some members of JCI’s management. As of December 31, 2002, approximately $2,145,000 of loans were outstanding and guaranteed by the Parent.

      During 2002, JCI initiated product replacement for a certain product sold in 2001 and 2002. The total cost of the product replacement is approximately $400,000. However, management believes that the majority the cost will be recovered pursuant to contractual obligations with the third-party manufacturer. (See Note 14).

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” JCI recorded impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Subsequent to December 31, 2002, JCI is considering strategic decisions to exit certain non-core markets in Thailand and some or all of Europe through sale or discontinuance of these operations. As of December 31, 2002, no decision had been made on these non-core markets and the undiscounted cash flows indicated that such carrying amounts were expected to be recovered. It is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in a need to write down those assets to fair value. In accordance with FASB 142, Goodwill and Other Intangible Assets, the transitional and annual impairment test indicated that fair value of the reporting units associated with the non-core markets exceeded the carrying value, including goodwill, at December 31, 2002.

      JCI is involved from time to time in routine legal matters incidental to its business. JCI believes that the resolution of such matters will not have a material adverse effect on JCI’s business, financial condition or results of operations.

(13) Management Incentive Arrangements

Company Plan

      Effective 1998, the Parent adopted a stock incentive plan (the “Stock Incentive Plan”), which provides for the sale to members of senior management of up to 52,141 shares of common stock of the Parent and the issuance of options to purchase up to 104,282 additional shares of common stock. The Parent reserved 156,423 shares for issuance under the Stock Incentive Plan, and as of December 31, 2002, 42,121 shares and 84,242 options were outstanding. A summary of the status and activity of shares purchased under the Stock Incentive Plan is as follows:

	Number of	Price Per
	Shares	Share

Shares outstanding at December 31, 1999	38,392
Shares issued in 2000	4,424	206
Options exercised in 2000	158	100
Shares repurchased in 2000	(948)	$210

Shares outstanding at December 31, 2000	42,026
Shares issued in 2001	474	210
Options exercised in 2001	210	150
Shares repurchased in 2001	(589)	$250

Shares outstanding at December 31, 2001	42,121
Shares issued in 2002	—	—
Options exercised in 2002	—	—
Shares repurchased in 2002	—	—

Shares outstanding at December 31, 2002	42,121

      The purchase price of shares issued in 2000 and 2001 and options exercised in 2000 and 2001 represented the estimated fair value at the respective dates of issuance and exercise, except as discussed below. In 2000, 316 shares were issued at a price below fair value, and the Parent recognized compensation expense of approximately $19,000. In 2001, 210 shares were issued at a price below fair value, and the Company recognized compensation expense of approximately $21,000. Under certain circumstances, the management

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholders can require the Parent to repurchase their shares, subject to a holding period of at least seven months from the date such shares were acquired, for an amount not to exceed fair value.

      In connection with the purchase of common stock of the Parent, certain members of senior management were granted options to purchase two additional shares of common stock for each share purchased at an exercise price equal to the fair value at the date of grant under the Stock Incentive Plan. The options have a life of ten years from the date of grant. Fifty percent of the options granted are expected to vest in three equal installments on each of the first three anniversaries of the date of grant, subject to the continuous employment of the grantee (“Option Type 1”). The remaining fifty percent of the options become vested as follows, subject to the continuous employment of the grantee: (a) up to one-third of the options become vested as of each of the first three anniversaries of the date of grant if the Parent achieves at least 85% of its EBITDA target for the immediately preceding fiscal year, (b) if less than one-third of the total number of options shall have become vested as provided in clause (a) above, the portion that has not become so vested shall become vested as of the first day of the fiscal year following the fiscal year, if any, that the Parent achieves its cumulative EBITDA target, and (c) any options that do not become vested as provided above will become vested on the ninth anniversary of the date of grant (“Option Type 2”). A summary of the status and activity of the options under the Stock Incentive Plan is as follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	84,242	$112.36	84,052	$111.69	76,784	$101.03
Granted	—	—	948	210.00	8,848	205.71
Exercised	—	—	(210)	150.00	(158)	100.00
Canceled	—	—	(548)	163.80	(1,422)	122.22

Outstanding at year-end	84,242	$112.36	84,242	$112.36	84,052	$111.69

Options exercisable at year-end	66,615	$109.92	63,528	$105.32	37,655	$100.70
Options available for grant	19,093	—	19,093	—	19,493	—

      The following table summarizes information about options outstanding as of December 31, 2002:

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	of Options	Life (Yrs.)	Price	of Options	Price

$100.00	74,256	5.75	$100.00	60,117	$100.00
$150.00	948	6.92	150.00	902	150.00
$210.00	9,038	7.63	210.00	5,596	210.00

	84,242	5.96	$112.36	66,615	$109.92

      JCI applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for these options. As the options were granted with exercise prices equal to the fair value at the date of grant, no compensation cost was recognized by JCI upon issuance of such options. The fair value of each option granted by JCI was estimated using the minimum value option pricing

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

model. The assumptions used in this pricing model and the weighted average fair value of options granted during 2001 and 2000 are summarized as follows:

	2001		2000

	Option	Option	Option	Option
	Type 1	Type 2	Type 1	Type 2

Risk-free interest rate	5.80%	5.80%	6.30%	6.30%
Expected option life (in years)	5.0	7.0	5.0	7.0
Expected volatility	0.0%	0.0%	0.0%	0.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value per option	$52.20	$69.28	$56.00	$73.97

Pro Forma Compensation Cost

      Had JCI recorded compensation cost based on the fair value of options granted at the grant date, as prescribed by FASB Statement No. 123, “Accounting for Stock Based Compensation,” pro forma net income would have been as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Net income, as reported	$8,625	$6,512	$2,214
Pro forma compensation cost	83	319	609

Pro forma net income	$8,542	$6,193	$1,605

Employment Agreements

      Certain senior executive officers have employment agreements which provide for annual bonuses if the Parent achieves the performance goals established under its annual incentive plan for executives.

      JCI has a bonus plan for U.S. based employees which provides that 50% of the bonus earned by any Vice President or Director shall be deferred and shall vest in three equal annual installments. As of December 31, 2002 and 2001, $415,000 and $372,000 of bonuses were deferred, respectively. JCI recognizes compensation expense as the vesting requirements are met.

(14) Manufacturing Agreement

      JCI and a third-party contractor (the “Contractor”) entered into a manufacturing agreement, dated June 10, 1999, (the “Manufacturing Agreement”). Subject to the terms and conditions of the Manufacturing Agreement, the Contractor has agreed to manufacture all of the JCI’s requirements for certain cosmetic and skin care products for an initial term of five years. Following the expiration of the initial five-year term, the Manufacturing Agreement will be automatically extended for additional one-year terms unless terminated by six months’ prior written notice by either party. The Manufacturing Agreement provides for price renegotiations by the Contractor if JCI’s quarterly or annual purchase volume falls below specified minimums. The Manufacturing Agreement requires the Contractor to maintain insurance to cover costs associated with any product liability or product recall caused by the acts or omissions of the Contractor. In addition, JCI is obligated to purchase materials acquired by the Contractor based upon product forecasts provided by JCI if the Contractor is unable to sell such materials to a third-party. There have been no such repurchases to date. The Contractor is solely responsible for obtaining the inventories, manufacturing the inventories at its current location in Chino, California, complying with applicable laws and regulations, and performing quality assurance functions.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the fourth quarter of 2000, the Contractor obtained $1,000,000 of advances from JCI in exchange for an unsecured promissory note. The note bears interest at an annual rate of 9% and is payable in monthly installments commencing on February 15, 2001. On April 15, 2002, the unsecured promissory note was amended to advance an additional $320,000 to the contractor. At December 31, 2002 and 2001, approximately $101,000 and $349,000, of the note was outstanding and was included in receivables in the accompanying consolidated balance sheets, respectively.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Jafra Cosmetics International, S.A. de C.V.
Mexico City, Mexico D.F.

      We have audited the accompanying consolidated balance sheets of Jafra Cosmetics International, S.A. de C.V. and subsidiaries (the “Company”), an indirect, wholly owned subsidiary of CDRJ Investments (Lux) S.A., as of December 31, 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jafra Cosmetics International, S.A. de C.V. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE, LLP

Mexico City, Mexico

March 6, 2002 (February 24, 2003, as to
paragraphs 19 and 20 of Note 2)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Jafra Cosmetics International, S.A. de C.V.
Mexico City, Mexico D.F.

      We have audited the accompanying consolidated balance sheets of Jafra Cosmetics International, S.A. de C.V. and subsidiaries (the “Company”), an indirect, wholly owned subsidiary of CDRJ Investments (Lux) S.A., as of December 31, 2002, and the related consolidated statement of income, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2002 listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jafra Cosmetics International, S.A. de C.V. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142.

/S/ ERNST & YOUNG, LLP

Mexico City, Mexico

February 21, 2003

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

ASSETS

	December 31,

	2002	2001

Current assets:
Cash and cash equivalents	$13,394	$920
Receivables, less allowances for doubtful accounts of $7,161 in 2002 and $4,952 in 2001.	33,518	34,430
Inventories	21,200	29,622
Receivables from affiliates	17,675	5,938
Prepaid expenses and other current assets	2,130	5,514

Total current assets	87,917	76,424
Property and equipment, net	33,809	36,121
Other assets:
Goodwill	28,548	32,401
Trademarks	44,408	50,402
Deferred financing fees, net	395	1,270
Other	1,227	2,699

Total	$196,304	$199,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,489	$3,188
Accounts payable	11,966	20,205
Accrued liabilities	31,469	27,299
Income taxes payable	4,097	6,122
Payables to affiliates	21,894	21,373
Deferred income taxes	1,430	4,094

Total current liabilities	73,345	82,281
Long-term debt	30,786	33,993
Deferred income taxes	16,515	16,958

Total liabilities	120,646	133,232

Commitments and contingencies	—	—
Stockholders’ equity:
Series B common stock, no par value; authorized, issued and outstanding, 151 shares in 2002 and 2001.	—	—
Additional paid-in capital	34,184	34,184
Retained earnings	49,046	32,194
Accumulated other comprehensive loss	(7,572)	(293)

Total stockholders’ equity	75,658	66,085

Total	$196,304	$199,317

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

	Years Ended December 31,

	2002	2001	2000

Net sales to third parties	$251,545	$247,514	$199,777
Sales to affiliates	14,994	11,583	10,538

Net sales	266,539	259,097	210,315
Cost of sales	74,542	68,654	61,208

Gross profit	191,997	190,443	149,107
Selling, general and administrative expenses	124,535	119,490	90,951
Management fee expense to affiliate	7,224	8,498	8,164
Gain on sale of assets	(77)	—	—
Royalty expense to affiliates, net	19,775	20,098	14,811

Income from operations	40,540	42,357	35,181
Other income (expense):
Exchange loss, net	(7,184)	(9,183)	(11,295)
Interest expense, net	(4,883)	(6,111)	(7,789)
Other, net	(123)	(23)	1,586

Income before income taxes, extraordinary item and cumulative effect of accounting change	28,350	27,040	17,683
Income tax expense	11,498	11,202	6,805

Income before extraordinary item and cumulative effect of accounting change	16,852	15,838	10,878
Extraordinary loss on early extinguishment of debt, net of income tax benefit of $75.	—	—	110

Income before cumulative effect of accounting change	16,852	15,838	10,768
Cumulative effect of accounting change, net of income tax expense of $82.	—	126	—

Net income	$16,852	$15,964	$10,768

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for shares)

	Years Ended December 31,

	2002		2001		2000

	Shares	Amount	Shares	Amount	Shares	Amount

Capital Stock:
Balance, beginning of year	151	—	151	—	151	—

Balance, end of year	151	—	151	—	151	—

Additional Paid-in Capital:
Balance, beginning of year		$34,184		$34,184		$34,184

Balance, end of year		34,184		34,184		34,184

Retained Earnings:
Balance, beginning of year		32,194		27,030		16,262
Net income		16,852		15,964		10,768
Dividends paid to parent		—		(10,800)		—

Balance, end of year		49,046		32,194		27,030

Accumulated Other Comprehensive Loss:
Balance, beginning of year		(293)		(1,458)		(309)
Net unrealized and deferred realized losses on derivatives		(264)		(3,746)		—
Tax benefit on unrealized and deferred realized losses on derivatives		92		1,311		—
Currency translation adjustments		(7,107)		3,600		(1,149)

Balance, end of year		(7,572)		(293)		(1,458)

Total Stockholders’ Equity	151	$75,658	151	$66,085	151	$59,756

Comprehensive Income:
Net income		$16,852		$15,964		$10,768
Unrealized and deferred realized losses on derivatives		(4,192)		(5,504)		—
Reclassified to exchange loss		1,167		797		—
Reclassified to cost of sales		2,761		961		—
Tax benefit on unrealized and deferred realized losses on derivatives		92		1,311		—
Currency translation adjustments		(7,107)		3,600		(1,149)

Total Comprehensive Income		$9,573		$17,129		$9,619

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$16,852	$15,964	$10,768
Extraordinary loss on early extinguishment of debt, net of taxes	—	—	110
Cumulative effect of accounting change, net of taxes	—	(126)	—

Income before extraordinary item and cumulative effect of accounting change	16,852	15,838	10,878
Adjustments to reconcile income before extraordinary item and cumulative effect of accounting change to net cash provided by operating activities:
Gain on sale of property and equipment	(77)	(24)	—
Depreciation and amortization	2,121	3,908	4,231
Amortization of deferred financing fees	776	805	797
Provision for uncollectible accounts receivable	11,033	7,681	4,956
Unrealized foreign exchange and derivative losses	4,667	(994)	2,669
Deferred realized derivative losses	181	(827)	—
Deferred income taxes	(1,429)	1,506	2,539
Changes in operating assets and liabilities:
Receivables	(14,010)	(13,795)	(10,655)
Inventories	5,249	(3,021)	(6,047)
Prepaid expenses and other current assets	744	(1,126)	(1,108)
Value-added tax receivables and payables	5,890	3,057	103
Intercompany receivables and payables	(11,628)	17,980	15
Other assets	1,232	154	(1,728)
Accounts payable and accrued liabilities	1,107	330	13,581
Income taxes payable/prepaid	(960)	6,688	11,667

Net cash provided by operating activities	21,748	38,160	31,898

Cash flows from investing activities:
Proceeds from sale of property and equipment	225	93	—
Purchases of property and equipment	(4,124)	(6,024)	(2,262)

Net cash used in investing activities	(3,899)	(5,931)	(2,262)

Cash flows from financing activities:
Repurchase of subordinated debt	—	—	(4,239)
Repayments under term loan facility	(3,125)	(2,000)	(1,500)
Net borrowings under revolving credit facility	—	—	(500)
Net (repayments) borrowings under bank debt	(781)	1,263	346
Payment of note payable to affiliate	—	(20,756)	(22,946)
Payment of dividends	—	(10,800)	—

Net cash used in financing activities	(3,906)	(32,293)	(28,839)

Effect of exchange rate changes on cash	(1,469)	423	(239)

Net increase in cash and cash equivalents	12,474	359	558
Cash and cash equivalents at beginning of year	920	561	3

Cash and cash equivalents at end of year	$13,394	$920	$561

Supplemental disclosure of cash flow information
Cash paid (received) during the year for:
Interest	$4,305	$4,786	$5,652
Income Taxes	7,213	2,734	(7,401)

      At December 31, 2002, Jafra S.A. had deferred net gains of $0.4 million on foreign currency option contracts recorded as other comprehensive loss and other receivables. At December 31, 2001, Jafra S.A. had deferred losses of $2.9 million on foreign currency forward contracts recorded in accrued liabilities and other comprehensive income. Additionally, the related deferred income tax benefit of $1.3 million related to the deferred losses was recorded as a component of net deferred tax liability and other comprehensive income.

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Description of Business

Basis of Presentation

      Jafra Cosmetics International, S.A. de C.V., a sociedad anónima de capital variable, organized under the laws of the United Mexican States (“Jafra S.A.”) is owned by five indirect wholly owned subsidiaries of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (the “Parent”). Jafra S.A., its subsidiaries, and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. (“CD&R”) to acquire (the “Acquisition”) the worldwide Jafra Cosmetics business (the “Jafra Business”) from The Gillette Company (“Gillette”).

      The accompanying consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 reflect the operations of Jafra S.A. and its subsidiaries (collectively, “Jafra S.A.”). All significant intercompany accounts and transactions between entities have been eliminated in consolidation.

      In connection with the Acquisition, Jafra S.A. and an affiliated company, Jafra Cosmetics International, Inc. (“JCI”) (the indirect, wholly owned United States subsidiary of the Parent) issued $100 million aggregate principal amount of 11.75% Subordinated Notes due 2008 (the “Notes”). See Note 6. The Notes represent several obligations of Jafra S.A. and JCI, with each participating on a pro rata basis upon redemption. Jafra S.A. and JCI have fully and unconditionally guaranteed the obligations under the Notes of the other on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. As the cross-guarantee of Jafra S.A. and JCI is subject to a 30-day standstill period, the Parent is filing these separate financial statements of Jafra S.A. as a schedule to its Annual Report on Form 10-K for the year ended December 31, 2002.

Description of Business

      Jafra S.A. is a marketer of premium skin and body care products, color cosmetics, fragrances, and other personal care products in Mexico through a direct selling, multilevel distribution system comprised of self-employed salespersons (known as “consultants”). In addition, Jafra S.A. manufactures color cosmetics and fragrance products for its own use as well as for distribution to the international subsidiaries of the Parent (referred to herein as the “affiliates”).

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

      Property and Equipment. Property and equipment are stated at cost. Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets using the straight-line method. Estimated useful lives are 20 years for buildings, the lesser of 20 years or the term of the lease for improvements, 5 to 10 years for machinery and equipment and 3 years for hardware and software. Maintenance and repairs, including cost of minor replacements, are charged to operations as incurred. Costs of

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

additions and betterments are added to property and equipment accounts provided that such expenditures increase the useful life or the value of the asset.

      Intangible Assets. Intangible assets principally consist of goodwill and trademarks. On January 1, 2002, Jafra S.A. adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets” which requires the Company to not amortize goodwill and other intangible assets, but to test those intangible assets for impairment at least annually. Prior to adoption of SFAS No. 142, goodwill and other intangible assets were amortized using the straight-line method over a period of 40 years. The book value of goodwill and trademarks was $28,548,000 and $44,408,000 at December 31, 2002, respectively. (See “New Accounting Standards”).

      Deferred Financing Costs. In connection with the acquisition of the Jafra Business, Jafra S.A. incurred approximately $4.8 million of costs related to the 11.75% Senior Subordinated Notes due 2008 (the “Notes”), the revolving credit facility and the term loan facility (see Note 6). Such costs are being amortized on a basis that approximates the interest method over the expected term of the related debt. Accumulated amortization at December 31, 2002 and 2001 was $3,425,000 and $3,066,000, respectively.

      Impairment of Long-Lived Assets and Goodwill. Long-lived assets are reviewed for impairment based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-live assets is not recoverable, Jafra S.A. will recognize an impairment loss, measured by the future discounted cash flow method. Goodwill is tested for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable based on the provisions of SFAS No. 142 (see “new Accounting Standards”).

      Foreign Currency Forward and Option Contracts. During 2002 and 2001, Jafra S.A. entered into foreign currency forward contracts, In 2002, Jafra S.A. entered into forward currency option contracts. Jafra S.A. enters into these contracts to reduce the effect of potentially adverse exchange rate fluctuations in the exchange rate of the Mexican peso to the U.S. dollar. Effective January 1, 2001, Jafra S.A. adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivative instruments be recorded based on fair value. In connection with the adoption of SFAS No. 133, at January 1, 2001, Jafra S.A. recorded a net gain of $126,000 (net of a tax effect of $82,000) as a cumulative transition adjustment to earnings. This adjustment relates to derivatives not designated as hedges prior to adoption of SFAS No. 133, and represents the difference between the carrying value and the fair value of such instruments.

      As a matter of policy, Jafra S.A. does not hold or issue foreign currency forward contracts or foreign currency option contracts for trading or speculative purposes. The forward contracts utilized by Jafra S.A. did not qualify for hedge accounting under the applicable accounting standards prior to adoption of SFAS No. 133 on January 1, 2001, and accordingly such instruments were marked-to-market each month based upon the change in the spot rate from the date of contract inception to the balance sheet date. The premium on such contracts was amortized to expense over the life of the contracts. However, under SFAS No. 133, Jafra S.A.’s use of forward contracts and option contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from qualifying hedged derivative instruments are deferred as a separate component of other comprehensive loss, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts and option contracts with the corresponding gains and losses generated by the underlying hedged transactions. Under SFAS No. 133, certain of Jafra S.A.’s foreign currency forward and option contracts do not qualify for hedge accounting and therefore, are remeasured based on fair value, with gains and losses included as a component of net income. At December 31, 2001, the carrying value of the forward contracts was $5,540,000 and was included in accrued liabilities in the accompanying consolidated

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

balance sheets, At December 31, 2002, the carrying value of the option contracts was $402,000 and was included in other receivables in the accompanying consolidated balance sheets.

      Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments. The fair value of the Notes and other fixed rate long-term debt at December 31, 2002 and 2001 was $31,652,000 and $33,786,000, respectively, based upon discussions with one of Jafra S.A.’s largest bondholders and an analysis of current market interest rates and the Company’s credit rating. As Jafra S.A.’s Revolving Credit Facility and the Term Loan are variable rate debt, and the interest rate spread paid by Jafra S.A. is adjusted for changes in certain financial ratios of the Parent, the fair value of the Revolving Credit Facility and the Term Loan approximated their carrying amounts at December 31, 2002 and 2001.

      Revenue Recognition. Jafra S.A. recognizes revenue when title passes at shipment in accordance with its shipping terms. Amounts billed to consultants for shipping and handling costs are included in net sales. Sales are reduced by commissions paid to consultants on their personal sales.

      Shipping and Handling Costs. Shipping and handling costs of $17,442,000, $15,182,000 and $10,651,000 for the years ended December 31, 2002, 2001 and 2000, respectively, are included in selling, general and administrative expenses.

      Income Taxes. Jafra S.A. accounts for income taxes under the balance sheet approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or income tax returns. Management provides a valuation allowance for deferred income tax assets when it is more likely than not that a portion of such deferred income tax assets will not be realized.

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

      Mexico has historically experienced periods of hyperinflation, and the value of the peso has been subject to significant fluctuations with respect to the U.S. dollar. Jafra S.A. had outstanding U.S. dollar-denominated debt of $32,447,000 and $35,572,000 at December 31, 2002 and 2001, respectively. This debt is remeasured at each reporting date, subjecting Jafra S.A. to additional foreign exchange risk.

      New Accounting Standards. Effective January 1, 2001, Jafra S.A. adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) (“OCI”) and are recognized in the statement of income when the hedged item affects earnings. SFAS No. 133 defined new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings. As of January 1, 2001, Jafra S.A. recorded a net gain of $126,000 (net of a tax effect of $82,000) as a cumulative transition adjustment to earnings. This adjustment relates to derivatives not designated as hedges prior to adoption of SFAS No. 133, and represents the difference between the carrying value as measured by the difference in the spot rate to the forward rate and the fair value as determined by forward rates of such instruments at January 1, 2001.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In June 2001, the Financial Accounting Standards Board (“FASB”) approved two new statements: SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. Jafra S.A. adopted SFAS No. 142 on January 1, 2002. In accordance with such adoption, the Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. During the year ended December 31, 2002, Jafra S.A. completed the transitional goodwill impairment test required by SFAS No. 142. Based on the transitional and annual impairment test, Jafra S.A. determined that there was no impairment to goodwill. There were no changes, except for translation effects, to the carrying amount of goodwill for the year ended December 31, 2002.

      Jafra S.A.’s other intangible assets consist of trademarks. During the year ended December 31, 2002, Jafra S.A. determined trademarks to have an indefinite life and performed the transitional impairment test as required under SFAS No. 142. Based upon the transitional and annual test, Jafra S.A. determined that there was no impairment of trademarks. The carrying value of trademarks was $44,408,000 at December 31, 2002 on the accompanying consolidated balance sheets.

      In accordance with SFAS No. 142, Jafra S.A. discontinued amortization of goodwill and other intangible assets with an indefinite life. A reconciliation of previously reported net income to amounts adjusted for the exclusion of goodwill and trademark amortization, net of the related income tax effects, where applicable, is as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Net income	$16,852	$15,964	$10,768
Goodwill amortization	—	870	859
Trademark amortization, net of tax	—	796	825

Adjusted net income	$16,852	$17,630	$12,452

      In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” This new guidance provides that consideration from a vendor to a reseller is generally presumed to be a reduction of the selling prices of the vendor’s products, and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. On January 1, 2002, Jafra S.A. adopted EITF Issue No. 01-9 and reclassified commissions paid to consultants of $2,260,000 and $1,948,000 on their personal sales, previously as a component of selling, general and administrative expenses, as a reduction in net sales and selling, general and administrative expenses for the years ended December 31, 2001 and 2000, respectively.

      On January 1, 2002, the Jafra S.A. adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 retains substantially all of the requirements of SFAS No. 121, while resolving certain implementation issues and addressing the accounting for a component of a business accounted for as a discontinued operation. SFAS No. 144 was adopted with no significant impact on the financial position or results of operations of Jafra S.A.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds or modifies existing authoritative pronouncements including SFAS No. 4 “Reporting Gains and Losses from Extinguish-

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ment of Debt.” As a result of the issuance of SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion 30. “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.“Applying the provisions of APB Opinion 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item shall be reclassified. Jafra S.A. is currently evaluating the impact that this statement may have on any potential future extinguishments of debt. Upon adoption of SFAS No. 145, Jafra S.A. will reclassify items previously reported as extraordinary items as a component of operating income on the accompanying statements of income.

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

      Reclassifications. Certain reclassifications were made to the prior year financial statements to conform to current year presentation.

(3) Inventories

      Inventories consist of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Raw materials and supplies	$4,858	$5,717
Finished goods	16,342	23,905

Total inventories	$21,200	$29,622

(4) Property and Equipment

      Property and equipment consist of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Land	$10,260	$11,645
Buildings and improvements	10,311	11,703
Machinery, equipment and other	18,726	17,532

	39,297	40,880
Less accumulated depreciation	5,488	4,759

Property and equipment, net	$33,809	$36,121

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Accrued Liabilities

      Accrued liabilities consist of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Sales promotions, commissions and overrides	$12,048	$10,936
Accrued interest	618	618
Compensation and other benefit accruals	3,503	3,755
State and local sales taxes and other taxes	11,407	3,399
Unrealized losses on forward contracts	—	5,540
Other	3,893	3,051

Total accrued liabilities	$31,469	$27,299

(6) Debt

      Debt consists of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Subordinated Notes, U.S. dollar-denominated, unsecured, interest payable semi-annually at 11.75% due in 2008	$30,072	$30,072
Term loan, secured, U.S. dollar-denominated, principal and interest due in quarterly installments through April 30, 2004, interest rates at 3.1% and 4.3% at December 31, 2002 and 2001, respectively	2,375	5,500
Unsecured bank loan agreement, principal and interest due in monthly installments through January 25, 2005, weighted average interest rates of 18.5% and 18.7% at December 31, 2002 and 2001, respectively	828	1,609

Total debt	33,275	37,181
Less current maturities	2,489	3,188

Long-term debt	$30,786	$33,993

      Jafra S.A.’s long-term debt matures as follows (in thousands): $2,489 in 2003, $714 in 2004, $0 in 2005, 2006 and 2007, and $30,072 thereafter.

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

      Consents and waivers, dated June 30, 2001 and November 19, 1999, to the senior credit agreement, as described below, allow Jafra S.A. and JCI to repurchase the Notes in the open market from time to time, with the aggregate purchase price for all such Notes repurchased not to exceed $50 million. Aggregate repurchases as of December 31, 2002 were $24.8 million. During 2000, Jafra S.A. retired notes, prior to maturity, with a face value of $4.3 million. The debt repurchases in 2000 resulted in an extraordinary loss of $110,000, net of an income tax benefit of $75,000. In connection with the early retirement of the Notes as described above, a portion of the unamortized deferred financing costs was written off and included in the determination of the extraordinary loss on early extinguishment of debt. In 2000, $274,000 of the unamortized deferred financing fees were written off.

      In addition, Jafra S.A. and JCI entered into a senior credit agreement that provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a multicurrency revolving credit facility of $65 million and a term loan facility of $25 million. Borrowings under the term loan facility are payable in quarterly installments of principal and interest over 6 years through April 30, 2004. Borrowings under the revolving credit facility mature on April 30, 2004. Borrowings under the senior credit agreement currently bear interest at an annual rate of LIBOR plus a margin of 1.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 0.5%, plus an applicable margin of 0.625%). The interest rate in effect at December 31, 2002 was approximately 3.1% for the LIBOR-based borrowings. Borrowings under the senior credit agreement are secured by substantially all of the assets of Jafra S.A. and JCI. No amounts were outstanding under the revolving credit facility at December 31, 2002.

      Both the Indenture and the senior credit agreement contain certain covenants that limit the Jafra S.A.’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio.

      During the year ended December 31, 2001, Jafra S.A. repaid the balance remaining under a one-year term loan originally due on August 16, 2001, and entered into an unsecured bank loan agreement. Under this agreement, Jafra S.A. had the peso equivalent of $828,000 outstanding at December 31, 2002 at a weighted average fixed interest rate of 18.5%. Principal and interest payments are due monthly through January 25, 2005.

      As of December 31, 2002, Jafra S.A. has irrevocable standby letters of credit outstanding, totaling $2.8 million. These letters of credit, expiring on February 17, 2003 collateralize the Company’s obligation to a third-party in connection with certain lease agreements.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Income Taxes

      Actual income tax expense differs from the “expected” tax expense (computed by applying the Mexican federal corporate rate of 35% to income before income taxes) as a result of the following (in thousands):

	Years Ended December 31,

	2002	2001	2000

Provision for income taxes at statutory rate	$9,923	$9,464	$6,189
Permanent differences, principally effect of inflation upon taxable income	829	1,116	616
Change in net deferred income tax liabilities due to enactment of changes of Mexico’s future statutory rate	(1,169)	—	—
Other	1,915	622	—

Income tax expense	$11,498	$11,202	$6,805

      The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Current	$14,605	$11,007	$4,266
Deferred	(4,326)	1,506	2,539
Deferred allocated to other comprehensive income	1,219	(1,311)	—

Total deferred	(3,107)	195	2,539

Total income taxes on income before income taxes, extraordinary item and cumulative effect	11,498	11,202	6,805
Income tax benefit on early extinguishment of debt	—	—	(75)
Income tax expense on cumulative effect of accounting change	—	82	—

Total income tax expense	$11,498	$11,284	$6,730

      The components of deferred income tax assets and deferred income tax liabilities at December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001

Deferred income tax assets:
Accounts receivable	$2,435	$1,733
Net operating loss carryforward of subsidiaries	199	814
Asset tax credit carryforward	122	2,687
Accrued bonuses	33	301
Accrued sales promotions	1,977	2,273
Other accrued liabilities	5,053	1,632
Other	348	2,849

Total deferred income tax assets	10,167	12,289

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2002	2001

Deferred income tax liabilities:
Transaction and deferred financing costs	(130)	(445)
Property and equipment	(2,399)	(2,592)
Trademark and goodwill	(14,655)	(17,641)
Inventories	(7,653)	(12,469)
Prepaid purchases and expenses	(3,163)	—
Other	(112)	(194)

Total deferred income tax liabilities	(28,112)	(33,341)

Net deferred income tax liabilities	$(17,945)	$(21,052)

      At December 31, 2002 and 2001, Jafra S.A.’s deferred income tax assets included $199,000 and $814,000, respectively, for operating loss carryforwards. The tax loss and asset credit carryforwards expire in varying amounts through 2012. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax loss and credit carryforwards will be realized.

      Income tax expense for the year ended December 31, 2002 was reduced by $1,169,000 as the result of the enactment of changes in the Mexico corporate statutory tax rate and the related impact on Jafra S.A.’s net deferred income tax liabilities. The enactment in Mexico will reduce the Mexico corporate income tax rate annually in one-percent increments from 35% to 32% beginning January 1, 2003 through 2005

(8) Benefit Plans

      Under Mexican labor laws, employees of Jafra S.A. and its subsidiaries are entitled to a payment when they leave Jafra S.A. if they have fifteen or more years of service. In addition, Jafra S.A. makes government mandated employee profit sharing distributions equal to ten percent of the taxable income of the subsidiary in which they are employed. Total expense under these programs was $1,222,000, $995,000 and $345,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The total liability was approximately $1,724,000 and $1,010,000 at December 31, 2002 and 20001 respectively, and is classified as a noncurrent liability in the accompanying consolidated balance sheets.

(9) Related Party Transactions

      Jafra S.A. manufactures and distributes color cosmetics and fragrance products to other subsidiaries of the Parent (“affiliates”). Sales to affiliates, primarily in the United States and Germany, were $14,994,000, $11,538,000 and $10,538,000 for the years ended December 31, 2002, 2001 and 2000, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. Jafra S.A. also purchases skin and body products from the Parent’s United States affiliate. Purchases were $14,483,000, $12,044,000 and $12,331,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      In addition, Jafra S.A. is provided with certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions from an affiliate. The cost of these services is included in management fee expense to affiliate in the accompanying consolidated statements of income. JCI charges out a portion of these management expenses to its affiliates based principally upon a formula using the percentage of revenues of each affiliate to the total consolidated revenues of the Parent. Jafra S.A. believes the amounts and methods of allocations are reasonable and approximate the cost of the actual services received. The management fee expense charged by JCI to Jafra S.A. was $7,224,000, $8,498,000 and $8,164,000, for the years ended December 31, 2002, 2001 and 2000 respectively.

      During 1999, Jafra S.A. purchased U.S. and German trademarks from JCI. Jafra S.A. charges JCI a royalty for the right to use the Jafra trademark in the United States and Europe. The total royalty income

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

charged by Jafra S.A. to JCI was $2,443,000, $1,639,000 and $1,126,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and is offset against royalty expense to affiliates in the accompanying consolidated statements of income.

      JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. JCI charges Jafra S.A. a royalty for the use of the Jafra Way. The royalty fees charged by JCI were $22,218,000, $21,737,000, and $15,746,000 for the years ended December 31, 2002, 2001 and 2000, and were based on a percentage of Jafra S.A.’s sales.

      In prior years, Jafra S.A. obtained loans from certain affiliates at annual interest rates ranging from 6% to 9%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. At December 31, 2002 and 2001, Jafra S.A. did not have any notes payable to affiliates outstanding. Additionally, in 2002, Jafra S.A. began charging interest to affiliates on aging payables. Net interest income from affiliates was $9,000 for the year ended December 31, 2002 and net interest expense to affiliates, primarily JCI, was $257,000 and $1,780,000 for the years ended December 31, 2001 and 2000, respectively. Interest income and expense relating to affiliates is included in interest expense, net, in the accompanying consolidated statements of income.

(10) Financial Reporting for Business Segments

      Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operations and major customers. The Parent’s business is comprised of one industry segment, direct selling, with worldwide operations. The Parent is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. Jafra S.A. is one of the Parent’s reportable business segments, and as such, the only additional business segment information presented is the following breakdown of sales by product lines:

	2002		2001		2000

	Sales by	Percentage	Sales by	Percentage	Sales by	Percentage
	Product	of Total	Product	of Total	Product	of Total
	Line	Sales	Line	Sales	Line	Sales

	(in millions)		(in millions)		(in millions)
Skin care	$29.5	12.0%	$27.7	11.5%	$25.7	13.0%
Color cosmetics	75.3	30.8	72.1	29.8	60.8	30.9
Fragrances	96.4	39.4	99.3	41.1	79.6	40.4
Body care and personal care	21.8	8.9	21.4	8.9	14.7	7.5
Other(1)	21.8	8.9	21.0	8.7	16.1	8.2

Subtotal before shipping fees, and sales to affiliates less commissions	244.8	100.0%	241.5	100.0%	196.9	100.0%

Shipping fees less commissions	6.7		6.0		2.9
Sales to affiliates	15.0		11.6		10.5

Total	$266.5		$259.1		$210.3

(1)	Includes sales aids (e.g., party hostess gifts, demonstration products, etc.) and promotional materials, which typically do not qualify for commissions or overrides.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Commitments and Contingencies

      Jafra S.A. leases office and warehouse facilities as well as manufacturing, transportation and data processing equipment under operating leases which expire at various dates through 2008. The leases contain certain renewal options and require payment of property taxes, utilities, common area maintenance and insurance and contain rent escalation clauses based upon consumer price indices. Future minimum lease payments under noncancelable operating leases as of December 31, 2002 are (in thousands):

2003	$2,037
2004	2,108
2005	2,176
2006	2,243
2007	2,310
2008	167

$11,041

      Rental expense was $1,939,000, $1,507,000 and $3,624,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      Other income for 2000 included approximately $1.4 million of income related to a recovery of the effect of inflation from a receivable due from the Mexican government related to taxes.

      Jafra S.A. is involved from time to time in routine legal matters incidental to its business. Jafra S.A. believes that the resolution of such matters will not have a material adverse effect on Jafra S.A.’s business, financial condition or results of operations.

(12) Management Incentive Arrangements

      Effective as of the closing of the Acquisition, the Parent adopted a stock incentive plan (the “Stock Incentive Plan”), which provides for the sale of up to 52,141 shares of common stock of the Parent and the issuance of options to purchase up to 104,282 additional shares of common stock to members of senior management of certain of the Parent’s subsidiaries. Four employees of Jafra S.A. participate in the Stock Incentive Plan. These employees currently hold 3,761 shares of the Parent’s stock, and hold options to purchase an additional 7,522 shares. The activity related to these employees’ holdings under the Stock Incentive Plan is not significant to Jafra S.A. Jafra S.A. applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for these options. As the options were granted with exercise prices equal to the fair value at the date of grant, no compensation expense was recognized by Jafra S.A. upon issuance of such options.

      Certain senior executive officers have employment agreements which provide for annual bonuses if Jafra S.A. and the Parent achieve the performance goals established under its annual incentive plan for executives.

(13) Foreign Currency Forward and Option Contracts

      Jafra S.A. is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra S.A. enters into foreign currency exchange contracts. Prior to March 2002, Jafra S.A. purchased forward exchange contracts (“forward contracts” or “forwards”) to hedge its foreign currency exposures to the Mexican peso. In March 2002, in accordance with previously approved policies, Jafra S.A. modified its hedging program to include the use of foreign currency option contracts (“option contracts”). Jafra S.A. places forward contracts or option contracts based on its forecasted U.S. dollar cash outflows over a rolling 12 month period and does

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

not hedge transactions that are not included in the 12 month forecast on the date the forward contract is initiated. As a matter of policy, Jafra S.A. does not hold or issue forward contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features. Prior to entering into forward contracts or option contracts, Jafra S.A. evaluates the counter parties’ credit ratings. Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted. Jafra S.A. does not currently anticipate non-performance by such counter parties.

      Effective January 1, 2001, Jafra S.A. adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivative instruments be recorded based on fair value. In connection with the adoption of SFAS No. 133, at January 1, 2001, the Company recorded a net gain of $126,000 (net of a tax effect of $82,000) as a cumulative transition adjustment to earnings. This adjustment relates to derivatives not designated as hedges prior to adoption of SFAS No. 133, and represents the difference between the carrying value and the fair value of such instruments. Under SFAS No. 133, Jafra S.A.’s use of forward contracts or option contracts to hedge certain forecasted transactions does qualify for hedge accounting. Gains and losses from such derivatives are deferred as a separate component of other comprehensive loss, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts or option contracts with the corresponding gains and losses generated by the underlying hedged transactions. Contracts that do not qualify for hedge accounting under SFAS No. 133 are remeasured based on fair value and the gains and losses are included as a component of net income.

      The forward contracts utilized by Jafra S.A. did not qualify for hedge accounting under the applicable accounting standards prior to adoption of SFAS No. 133 on January 1, 2001, and accordingly such instruments were marked-to-market with gains and losses included as a component of exchange loss in the accompanying consolidated statements of income for the year ended December 31, 2000.

      Jafra S.A. currently designates certain of its forward contracts and option contacts as cash flow hedges of forecasted U.S. dollar-denominated inventory purchases, forecasted U.S. dollar-denominated intercompany charges from JCI, forecasted management fee charges from JCI, and U.S. dollar-denominated interest payments. On the date Jafra S.A. enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. Jafra S.A. formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, Jafra S.A. specifically identifies the forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. Jafra S.A. formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are deferred as a component of other comprehensive loss. Such amounts will be reclassified from other comprehensive loss into net income when the underlying hedged exposure is recognized in income. For U.S. dollar-denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges and interest, this will occur at the date such charges are recorded by Jafra S.A.

      During the year ended December 31, 2002, Jafra S.A. recognized losses of approximately $2,605,000 on forward contracts and gains of approximately $886,000 on option contracts (including reclassification of other comprehensive loss) as a component of exchange loss in the accompanying consolidated statements of income. During the year ended December 31, 2001, Jafra S.A. recognized approximately $12,188,000 of losses on forward contracts as a component of exchange loss in the accompanying consolidated statements of income. During the year ended December 31, 2000, the Company recognized approximately $10,050,000 of

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

losses as a component of exchange loss on forward contracts that did not qualify for hedge accounting under accounting standards prior to the adoption of SFAS No. 133.

      Additionally, during the year ended December 31, 2001, Jafra S.A. deferred as a component of other comprehensive loss $5,504,000 of losses on forward contracts qualifying for hedge accounting under SFAS No. 133. Of this amount, approximately $797,000 was reclassified as exchange loss and $961,000 was reclassified as cost of sales upon recognition of the underlying hedged exposure prior to December 31, 2001. As of December 31, 2001, Jafra S.A. had deferred as a component of other comprehensive loss $3,746,000 of losses on forward contracts.

      During the year ended December 31, 2002, Jafra S.A. deferred approximately an additional $1,782,000 of losses on forward contracts qualifying for hedge accounting under SFAS No. 133, Of the total amount deferred, during the year ended December 31, 2002, approximately $1,650,000 of other comprehensive loss was reclassified into exchange loss and approximately $3,139,000 was reclassified into cost of sales upon the recognition of the underlying hedged exposure. Jafra S.A. expects that substantially all of the remaining loss of $739,000, deferred as a component of other comprehensive loss, will be recognized into income within the next twelve months.

      During the year ended December 31, 2002, Jafra S.A. deferred as a component of other comprehensive loss $1,336,000 of gains on option contracts qualifying for hedge accounting under SFAS No. 133. Of this amount, approximately $483,000 was reclassified to exchange loss and approximately $378,000 was reclassified as an offset to cost of sales upon the recognition of the underlying hedged exposure. Jafra S.A. expects substantially all of the remaining gain of approximately $475,000, deferred as a component of other comprehensive loss, to be recognized into income within the next twelve months.

      The fair value of the forward contacts at December 31, 2001 represented an unrealized loss of $5,540,000 consisting of $2,920,000 of unrealized losses recorded as a component of other comprehensive loss for qualifying hedges and $2,620,000 of unrealized losses recorded as a component of exchange loss for non-qualifying hedges under SFAS No. 133. As of December 31, 2002, Jafra S.A. had no outstanding forward contracts. The fair value of the option contracts at December 31, 2002 represented an unrealized gain of approximately $402,000, consisting of $382,000 of unrealized gains of recorded as a component of other comprehensive loss for qualifying hedges and $21,000 of unrealized gains for non-qualifying hedges under SFAS No. 133.

      During the year ended December 31, 2002, the ineffectiveness generated by the Jafra S.A.’s forward contracts and option contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly $164,000 of gains were reclassified into earnings.

      The outstanding option contracts had a notional value denominated in Mexican pesos of $523,000,000 in put and call positions at December 31, 2002 and mature at various dates through December 31, 2003. The outstanding forward contracts had notional values denominated in Mexican pesos of $688,873,000 at December 31, 2001 and matured in 2002. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table provides information about the details of Jafra S.A.’s option contracts as of December 31, 2002 (in thousands):

At December 31, 2002:

	Coverage in
	Mexican	Average	Fair Value in
Foreign Currency	Pesos	Strike Price	U.S. Dollars(1)	Maturity Date

Purchased Puts (Company may sell Peso/buy USD) Mexican Peso	$149,000	10.31-10.48	$(113)	Jan.-Mar. 2003
Mexican Peso	100,000	11.05-12.19	77	Apr.-June 2003
Mexican Peso	150,000	11.76-12.79	131	July-Aug 2003
Mexican Peso	124,000	12.51-12.91	21	Oct.-Dec. 2003

	$523,000		$116

Written Calls (Counterparty may buy Peso/sell USD) Mexican Peso	$149,000	9.01-9.02	$(207)	Jan.-Mar. 2003
Mexican Peso	100,000	9.50-9.84	(144)	Apr.-June 2003
Mexican Peso	150,000	9.69-10.19	(112)	July-Aug 2003
Mexican Peso	124,000	10.15-10.19	(55)	Oct.-Dec. 2003

	$523,000		$(518)

(1)	The fair value of the option contracts presented above, an unrealized gain of $402,000 at December 31, 2002, represents the carrying value and has been recorded in other receivables in the accompanying consolidated balance sheets.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The tables below describe the forward contracts that were outstanding at December 31, 2001 (in thousands):

December 31, 2001:

			Weighted
	Forward		Average	Fair
	Position In	Maturity	Contract	Value in
Foreign Currency	Mexican Pesos(1)	Date	Rate	U.S. Dollars(1)

Buy US Dollar/sell Mexican Peso	$108,715	1/31/02	10.19	$1,128
Sell Mexican Peso/buy US Dollar	(20,000)	1/31/02	9.35	(34)
Buy US Dollar/sell Mexican Peso	71,787	2/28/02	10.26	756
Sell Mexican Peso/buy US Dollar	(20,000)	2/28/02	9.47	(48)
Buy US Dollar/sell Mexican Peso	94,371	3/27/02	10.46	1,102
Sell Mexican Peso/buy US Dollar	(40,000)	3/27/02	9.48	(80)
Buy US Dollar/sell Mexican Peso	85,000	4/30/02	10.23	748
Sell Mexican Peso/buy US Dollar	(30,000)	4/30/02	9.62	(84)
Buy US Dollar/sell Mexican Peso	81,000	5/31/02	10.11	559
Sell Mexican Peso/buy US Dollar	(25,000)	5/31/02	9.71	(75)
Buy US Dollar/sell Mexican Peso	80,000	6/28/02	9.95	375
Sell Mexican Peso/buy US Dollar	(30,000)	6/28/02	9.78	(88)
Buy US Dollar/sell Mexican Peso	48,000	7/31/02	10.07	242
Buy US Dollar/sell Mexican Peso	100,000	8/30/02	10.05	410
Buy US Dollar/sell Mexican Peso	45,000	9/30/02	10.09	169
Buy US Dollar/sell Mexican Peso	110,000	10/31/02	10.09	338
Buy US Dollar/sell Mexican Peso	30,000	11/29/02	10.27	122

	$688,873			$5,540 (1)

(1)	The Fair Value of the forward positions presented above, an unrealized loss of $5,540,000 at December 31, 2001 represents the carrying value of the forward contracts and has been recorded in accrued liabilities in the accompanying consolidated balance sheets.

(14) Fourth Quarter Adjustments

      During the fourth quarter of 2001, Jafra S.A. recorded a total of approximately $3,809,000 to bad debt expense due to declining consultant liquidity as a result of the general slowdown of the economy in Mexico. During the fourth quarter of 2000, Jafra S.A. recorded certain adjustments related to changes in cost accounting estimates, which resulted in an increase to cost of sales of approximately $3,000,000.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

CDRJ Investments (Lux) S.A. and Subsidiaries:

		Charged
	Balance	to		Balance
	at beginning	costs and	Deductions-	at end
Descriptions	of period	expenses	recoveries	of period

Accounts Receivable:
2002	$7,267	$12,376	$11,247	$8,396
2001	3,553	9,464	5,750	7,267
2000	3,087	5,958	5,492	3,553
Inventories:
2002	2,821	2,635	2,807	2,649
2001	2,462	1,879	1,520	2,821
2000	$2,442	$1,973	$1,953	$2,462

Jafra Cosmetics International, Inc. and Subsidiaries:

		Charged
	Balance	to		Balance
	at beginning	costs and	Deductions-	at end
Descriptions	of period	expenses	Recoveries	of period

Accounts Receivable:
2002	$523	$680	$590	$613
2001	536	559	572	523
2000	800	898	1,162	536
Inventories:
2002	1,479	1,108	887	1,700
2001	1,404	692	617	1,479
2000	$2,084	$532	$1,212	$1,404

Jafra Cosmetics International, S.A. de C.V. and Subsidiaries:

		Charged
	Balance	to		Balance
	at beginning	costs and	Deductions-	at end
Descriptions	of period	expenses	Recoveries	of period

Accounts Receivable:
2002	$4,952	$11,033	$8,824	$7,161
2001	2,117	7,681	4,846	4,952
2000	1,956	4,956	4,795	2,117
Inventories:
2002	1,057	1,502	1,705	854
2001	894	1,035	872	1,057
2000	$269	$1,337	$712	$894

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On June 25, 2002, Deloitte & Touche LLP (“Deloitte”) advised the Company that, because of an independence issue between Deloitte and Riverwood Holding, Inc., an entity in which the Company’s majority shareholder holds an approximately 29.7% common stock interest, Deloitte no longer considered itself independent with respect to the Company. In light of this determination by Deloitte, at a meeting held on July 10, 2002, upon the recommendation of the Audit Committee, the Board of Directors of the Company determined to dismiss Deloitte as the Company’s auditors, subject to the approval of the Company’s shareholders. On July 15, 2002, the Audit Committee, pursuant to the authorization of the Board of Directors, recommended that the Company appoint Ernst & Young LLP (“Ernst & Young”) as the Company’s independent auditor for the fiscal year ending December 31, 2002 and for each fiscal year thereafter through the fiscal year ending December 31, 2007. On July 30, 2002, a majority of the Company’s shareholders approved the dismissal of Deloitte and the selection of Ernst & Young, as the Company’s independent auditor.

      Deloitte’s determination with respect to its independence does not affect its reports on the Company’s consolidated financial statements for any past fiscal year or its reviews of the Company’s interim condensed consolidated financial statements for any previous quarterly period. Deloitte’s report on the Company’s consolidated financial statements for each of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

      During each of the Company’s two most recent fiscal years and the subsequent interim period through July 10, 2002, (i) there was no disagreement with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its reports on the Company’s consolidated financial statements for such years; (ii) the Company did not consult Ernst & Young regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matter or reportable event as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K; and (iii) no reportable event as defined in Item 304(a)(1)(v) of Regulation S-K.

PART III

Item 10. Directors, Executive Officers and Significant Employees of the Company

      The names, ages and positions of the executive officers, significant employees and directors of the Company as of March 15, 2003 are set forth below.

Name	Age	Position

Ronald B. Clark	67	Chairman and Chief Executive Officer; Director
Gonzalo R. Rubio	59	President and Chief Operating Officer; Director
Ralph S. Mason, III	51	Vice Chairman, Executive Vice President and General Counsel
Michael A. DiGregorio	48	Senior Vice President and Chief Financial Officer
Alan Fearnley	52	Senior Vice President of Strategic Planning and Business Development
Jaime Lopez Guirao	55	President of Global Operations
Eugenio Lopez Barrios	61	President of Mexican Operations
Jose Luis Peco	57	President of European Operations
Ademar Serodio	58	President of South American Operations
Beatriz Gutai	42	General Manager of U.S. Operations — Hispanic Division
Dyan Lucero	53	General Manager of U.S. Operations — General Division
Donald J. Gogel	54	Director
Steven D. Goldstein	51	Director
Thomas E. Ireland	53	Director
Siri Marshall	54	Director
David A. Novak	34	Director
Ann Reese	49	Director
Edward H. Rensi	58	Director
Kenneth D. Taylor	68	Director

      None of the Company’s officers has any family relationship with any director or other officer. “Family relationship” for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin. The business experience during the past five years of each of the directors and executive officers listed above is as follows:

      Ronald B. Clark has served as a director and the Chairman and Chief Executive Officer since joining the Company in May 1998. From 1997 to 1998, Mr. Clark served as President, Richmont Europe (Mary Kay Holding Company). Prior to 1997, he was President of Mary Kay Europe, Executive Vice President of Primerica Corp., President of Jafra Cosmetics International, Inc., and Vice President of Avon Products, Inc. Mr. Clark’s employment agreement provides that he shall be a director of CDRJ Investments (Lux) S.A. during the term of his employment.

      Gonzalo R. Rubio has served as a director and the President and Chief Operating Officer since joining the Company in May 1998. Mr. Rubio served from prior through 1997 as Area Vice President and later President of the European operations of Mary Kay Inc. Prior to that, Mr. Rubio was employed by Avon Products Inc., serving alternately as Area Director for Europe, International Operations Director and Area Director for Latin America. Mr. Rubio’s employment agreement provides that he shall be a director of CDRJ Investments (Lux) S.A. during the term of his employment.

      Ralph S. Mason, III has served as the Company’s Vice Chairman, Executive Vice President and General Counsel since joining the Company in May 1998. For more than the prior five years, Mr. Mason was the senior and founding partner at Mason, Taylor & Colicchio, a law firm in Princeton, New Jersey.

      Michael A. DiGregorio has served as Senior Vice President and Chief Financial Officer of the Company since June of 1999. In his eight years with the Company, his previous responsibilities included Financial

Director and General Manager of the Mexico operations and President of U.S. Operations. In addition, Mr. DiGregorio has been the CFO of two other public companies, and spent a total of fourteen years with the Gillette Company.

      Alan Fearnley has served as Senior Vice President of Strategic Planning and Business Development of the Company since July of 2001. From 1998 to 2001, Mr. Fearnley served as Senior Vice President of Global Marketing of the Company. From 1997 to 1998, Mr. Fearnley served as Vice President of Marketing for Dermatologica. Prior to that, Mr. Fearnley took a year’s sabbatical to attend the Sloan Fellowship Masters Program at the London Business School. During this sabbatical, Mr. Fearnley also served as consultant to various companies.

      Jaime Lopez Guirao has served as President, Global Operations since joining the Company in June 1998. For more than the prior five years, Mr. Guirao was employed by Avon Products, Inc., holding several operational, management and Country President positions in Europe and the Americas.

      Eugenio Lopez Barrios has served as President of Mexican Operations since joining the Company in June 1998. From prior to 1998, Mr. Barrios was President of Mary Kay Mexico.

      Jose Luis Peco has served as President of European Operations of the Company since joining the Company in June 1998. From prior to 1998, Mr. Peco served as Vice President of European Operations for Mary Kay Cosmetics and President of Mary Kay Cosmetics — Iberia.

      Ademar Serodio joined the Company in January 2000 and currently serves as President of South America Operations. For more than the prior five years, Mr. Serodio was employed by Avon Products, Inc., holding several Country President roles in Avon’s South American markets.

      Beatriz Gutai has served as General Manager of the Hispanic Division of United States Operations since September of 2000. Prior to that time, Ms. Gutai served as Vice President of Sales for the Hispanic Division and in various positions in sales management, programs, and events since joining the Company in 1982.

      Dyan Lucero has served as General Manager of the General Division of United States Operations since September of 2000. Prior to that time, Ms. Lucero served as Vice President of Sales for the General Division and in various positions in sales management and business development since joining the Company in 1972.

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

      Steven D. Goldstein has been a director of the Company since July 1998. Since February of 1998, Mr. Goldstein has served as President and Chief Executive Officer of Chaycon Inc. From November of 2000 to July of 2001, Mr. Goldstein served as Chairman and Chief Executive Officer of More Benefits, Corp. From December 1997 to November of 2000, Mr. Goldstein served as Chairman and Chief Executive Officer of Invenet, LLC. Prior to joining Invenet, LLC, Mr. Goldstein was employed as President, Credit of Sears, Roebuck & Co. Prior to 1997, Mr. Goldstein was employed by American Express Co., serving most recently as the Chairman and Chief Executive Officer of American Express Bank.

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

      Siri Marshall has been a director of the Company since July 1999. Ms. Marshall has been employed by General Mills since prior to 1997 and currently serves as its Senior Vice President, Corporate Affairs and General Counsel and Secretary. She is also a director of Snack Ventures Europe, a joint venture between General Mills and PepsiCo.

      David A. Novak has been a director of the Company since January 1998. Mr. Novak is a principal of CD&R, a limited partner of Associates V, and a shareholder of Investment Associates II. Prior to joining CD&R in 1997, Mr. Novak worked in the Private Equity and Investment Banking Divisions of Morgan Stanley & Co. Incorporated and for the Central European Development Corporation. Mr. Novak also serves on the board of directors of Italtel Holdings.

      Ann Reese has been a director of the Company since July 1998. Ms. Reese has been the Executive Director of Center for Adoption Policy Studies since October 2000. From 1999 to December 2000, Ms. Reese was a professional employee of CD&R. From prior to 1997 to March 1998, Ms. Reese was Chief Financial Officer of ITT Corp., a company in the hotel and gaming businesses and previously in insurance and manufacturing.

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

Item 11. Executive Compensation

Compensation Of Executive Officers

      The following table sets forth the compensation earned by Company’s Chief Executive Officer and the four additional most highly compensated executive officers of the Company for each (each, a “named executive officer”) of the last three fiscal years.

Summary Compensation Table

				Long-Term
				Compensation
				Securities	All Other
				Underlying	Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Options(#)	($)(1)

Ronald B. Clark	2002	$674,848	$370,319		$53,184
Chairman and Chief	2001	648,729	391,872		43,691
Executive Officer	2000	626,218	227,610		56,811
Gonzalo R. Rubio	2002	562,358	308,591		44,446
President and Chief	2001	540,555	326,550		36,408
Operating Officer	2000	521,832	189,666		47,341
Ralph S. Mason, III	2002	506,148	277,746		6,616
Vice Chairman, Executive	2001	486,557	293,910		6,554
Vice President and General Counsel	2000	469,672	170,712		8,517
Jaime Lopez Guirao	2002	505,135	277,190		64,757
President of Global Operations	2001	484,202	293,322		56,434
	2000	467,518	170,360		42,476
Michael A. DiGregorio	2002	337,465	185,182		35,714
Senior Vice President and Chief	2001	323,877	163,300		27,432
Financial Officer	2000	312,664	94,845	1,264	18,048

(1)	Amounts shown in this column constitute the Company’s contributions under its 401(k) and Supplemental Savings Plan and automobile expense for Mr. Lopez Guirao and Mr. DiGregorio.

FISCAL YEAR-END OPTION VALUE TABLE

      The following table sets forth information for each Named Executive Officer with regard to the aggregate value of options held at December 31, 2002. No options were exercised by such executive officers during the year ended December 31, 2002.

	Number of
	Securities Underlying		Value of Unexercised
	Unexercised Options		In-the-Money Options
	at December 31, 2002(#)		at December 31, 2002($)(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Ronald B. Clark	14,839	3,489	$3,412,970	$802,470
Gonzalo R. Rubio	14,839	3,489	3,412,970	802,470
Ralph S. Mason, III	11,769	2,767	2,706,870	636,410
Jaime Lopez Guirao	4,857	1,143	1,117,110	262,890
Michael A. DiGregorio	3,596	1,144	741,060	210,100

(1)	Calculated based on a per share price of Parent Common Stock of $330, the estimated fair market value, less the per share exercise price.

Compensation Of Directors

      During 2002, each outside director of the Company received a retainer of $40,000 for serving on the Board of Directors of the Company and was reimbursed for his or her out-of-pocket expenses incurred in connection with attending board meetings. The Company pays no additional remuneration to officers of the Company or the principals or employees of CD&R for serving as directors.

Employment Agreements

      The Company has employment agreements with each of the Named Executive Officers. The employment agreements of Messrs. Clark, Rubio and Mason have an initial term of three years that becomes a continuous “rolling” two year term as of the first anniversary of the closing of the Acquisition (the “Closing”). The employment agreements of Messrs. Guirao and DiGregorio have a continuous “rolling” term of two years, commencing as of June 1, 1998. Pursuant to their respective agreements, as of their 2002 anniversary dates, Messrs. Clark, Rubio, Mason, Guirao and DiGregorio receive annual base salaries of $686,000, $571,000, $514,000, $513,000 and $343,000, respectively. In addition, each of Messrs. Clark, Rubio, Mason and Guirao are eligible for a target annual bonus equal to 60%, and Mr. DiGregorio is eligible for a target annual bonus equal to 50%, of such Named Executive Officer’s annual base salary if the Company achieves the performance goals established under its annual incentive plan for executives and may receive a larger bonus if such goals are exceeded. The employment agreements further provide that, in the event of a termination of any such Named Executive Officer’s employment by the Company without “cause” (as defined in the employment agreement) or by such executive for “good reason” (as so defined), such Named Executive Officer will be entitled to continued payments of his base salary for the remaining term of his employment agreement and to payment of a pro rata annual bonus for the year of termination provided that the Company achieves the performance objectives applicable for such year and each year thereafter. Each of the employment agreements also contains covenants regarding nondisclosure of confidential information, noncompetition and nonsolicitation.

Compensation Committee Interlocks And Insider Participation

      The Board of Directors of the Company established a Compensation Committee to review all compensation arrangements for executive officers of the Company. During 2002, the individuals serving on the Compensation Committee were Mr. Taylor, Mr. Ireland and Ms. Marshall.

      Pursuant to a consulting agreement entered into following the Acquisition, CD&R receives a fee for advisory, management consulting and monitoring services to the Company. The annual fee received by CD&R was $400,000 for the year ended December 31, 2000. As of January 1, 2001, the annual fee was increased to $1,000,000 based on an amendment to the consulting agreement. The annual fee received by CD&R was $1,000,000 for the years ended December 31, 2001 and 2002. The amendment provides for an annual fee for ongoing services provided to the Company. As required by the terms of the Company’s lending arrangements, such fees were determined by arm’s-length negotiation and are believed by the Company to be reasonable. In addition, the amendment adds to CD&R’s services under the agreement financial advisory, investment banking and similar services with respect to future proposals for an acquisition, merger, recapitalization, or other similar transaction directly or indirectly involving the Company or any of its subsidiaries. The fee for such additional services in connection with future transactions would be an amount equal to 1% of the transaction value for the transaction to which such fee relates. Such transaction fees may be increased upon approval of a majority of the members of the Company’s Board of Directors who are not employees of the Company, CD&R or any affiliate of CD&R. The amendment also provides that if any employee of CD&R is appointed to an executive management position (or a position of comparable responsibility) in the Company or any of its subsidiaries, the annual fee will be increased by an amount to be determined by CD&R, the amount of such increase not to exceed 100% of the existing annual fee in effect at that time. Parent has also agreed to indemnify the members of the Board employed by CD&R and CD&R against liabilities incurred under securities laws, liabilities to third parties, and liabilities relating to the provision by CD&R of advisory management, consulting and monitoring services.

      The Company also engaged an entity, in which CD&R has an investment, to develop its e-commerce business. During 2000, the Company paid such entity fees of $1,798,000. The Company terminated this agreement and entered into a settlement and release agreement with such entity in 2000, pursuant to which such entity agreed to pay the Company $500,000 in quarterly installments, together with interest at 9.5% per annum through October 2005. At December 31, 2002, the balance was paid in full. See “Certain Relationships and Related Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Parent owns, indirectly, all of the outstanding capital stock of JCI and Jafra S.A. The table below sets forth, as of February 14, 2002, the owners of 5% or more of the Parent Common Stock and the ownership of Parent Common Stock by the directors and each Named Executive Officer, as well as by all directors and Named Executive Officers of the Company as a group.

	Number	Percent
Name	of Shares(1)	of Class(2)

Clayton, Dubilier & Rice Fund V Limited Partnership(3)	769,600	92.51
Donald J. Gogel(4)	—	—
Steven D. Goldstein	2,000	*
Thomas E. Ireland(4)	—	—
Siri Marshall	1,667	*
David A. Novak(4)	—	—
Ann Reese	2,500	*
Edward H. Rensi	2,500	*
Kenneth D. Taylor	500	*
Ronald B. Clark(5)	24,003	2.83
Gonzalo R. Rubio(6)	24,003	2.83
Ralph S. Mason, III(7)	19,037	2.26
Jaime Lopez Guirao(8)	7,857	*
Michael A. DiGregorio(9)	5,526	*
All directors and Executive Officers as a group (14 persons)(10)	115,715	12.85

The symbol “*” denotes less than 1 percent.

(1)	Represents shares of common stock beneficially owned on December 31, 2002. Unless otherwise noted, each person has sole voting and investment power with respect to such shares.

(2)	Based upon 831,888 shares of common stock outstanding as of December 31, 2002.

(3)	Associates V is the general partner of CD&R Fund V and has the power to direct CD&R Fund V as to the voting and disposition of shares held by CD&R Fund V. Investment Associates II is the managing general partner of Associates V and has the power to direct Associates V as to its direction of CD&R Fund V’s voting and disposition of the shares held by CD&R Fund V. No person controls the voting and dispositive power of Investment Associates II with respect to the shares owned by CD&R Fund V. Each of Associates V and Investment Associates II expressly disclaims beneficial ownership of the shares owned by CD&R Fund V. The business address for each of CD&R Fund V, Associates V and Investment Associates II is c/o Investment Associates II, 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803.

(4)	Does not include shares owned by CD&R Fund V.

(5)	Includes 14,839 shares as to which Mr. Clark has a right to acquire through the exercise of stock options.

(6)	Includes 14,839 shares as to which Mr. Rubio has a right to acquire through the exercise of stock options.

(7)	Includes 11,769 shares as to which Mr. Mason has a right to acquire through the exercise of stock options.

(8)	Includes 4,857 shares as to which Mr. Guirao has a right to acquire through the exercise of stock options.

(9)	Includes 3,596 shares as to which Mr. DiGregorio has a right to acquire through the exercise of stock options, and excludes 440 shares held by the trustee of subtrusts established for the benefit of Mr. DiGregorio’s children.

(10)	Includes 65,594 shares which the executive officers as a group have a right to acquire through the exercise of stock options and excludes 440 shares held by trustee of subtrusts established for the benefit of Mr. DiGregorio’s children. On July 11, 2000, a member of management purchased 316 shares of

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

      Pursuant to a consulting agreement entered into at the closing of the Acquisition, until the tenth anniversary of the Acquisition or the date on which CD&R Fund V no longer has an investment in the Company or until the termination by either party with 30 days notice, CD&R will receive an annual fee (and reimbursement of out-of-pocket expenses) for providing advisory, management consulting and monitoring services to the Company. Effective January 1, 2000, the annual fee was $400,000. Such services include, among others, helping the Company to establish effective banking, legal and other business relationships and assisting management in developing and implementing strategies for improving the operational, marketing and financial performance of the Company. Based on an amendment to the consulting agreement, effective January 1, 2001, the annual fee was increased to $1,000,000, for ongoing services provided to the Company. As required by the terms of the Company’s lending arrangements, such fees were determined by arm’s-length negotiation and are believed by the Company to be reasonable.

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

      During 1999, the Company engaged Guidance Solutions Inc. (“Guidance”), a corporation in which an investment fund managed by CD&R has an investment, to develop its e-commerce business. Under the agreement entered into by both parties, the Company agreed to pay fees of approximately $2.0 million to Guidance in connection with the planning, defining, designing and consulting services performed related to the Company’s e-commerce initiative. During 2000, the Company paid fees to Guidance of $1,798,000. The Company terminated its agreement with Guidance and executed a settlement and mutual release agreement effective September 30, 2000. Upon execution of this settlement and mutual release agreement in October of 2000, Guidance paid the Company $25,000 and agreed to pay the Company an aggregate additional sum of $475,000, payable in quarterly installments, plus interest at 9.5% per annum, beginning in January 2001 through October 2005. At December 31, 2002, the balance was paid in full.

      The Company has entered into employment agreements with various members of management, including each of the Named Executive Officers. See “Executive Compensation — Employment Agreements.” The employment agreements of Messrs. Clark and Rubio provide that each will be a director of Parent during the term of his employment.

      Under certain circumstances, stockholders can require the Company to purchase their shares of Common Stock. Management stockholders are subject to a holding period of at least seven months from the date such shares were acquired. In June 2001, a former member of management and a director both requested that the Company purchase their entire balance of Common Stock, consisting of an aggregate of 2,563 shares. In September 2001, a former member of management exercised options to purchase 210 shares of Common Stock, and then requested that the Company purchase his entire balance of Common Stock, consisting of 526 shares. In July 2000, a former member of management exercised options to purchase 158 shares of Common Stock, and then requested that the Company purchase his entire balance of Common Stock, consisting of 632 shares. The Company repurchased the shares in 2001 at a total cost of $772,000, or $250 per share, which represented the respective estimated fair values at the time of the purchases.

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

Item 14.	Controls and Procedures

      The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Annual Report on Form 10-K. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

      There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company performed the evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

Pages in this
Annual Report
On Form 10-K

Jafra Cosmetics International, Inc.:
Independent Auditors’ Reports	58
Consolidated Balance Sheets as of December 31, 2002 and 2001	59
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	60
Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2002, 2001 and 2000	61
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	62
Notes to Consolidated Financial Statements	63
Jafra Cosmetics International, S.A. de C.V.:
Independent Auditors’ Reports	80
Consolidated Balance Sheets as of December 31, 2002 and 2001	81
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	82
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000	83
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	84
Notes to Consolidated Financial Statements	85
Schedule II — Valuation and Qualifying Accounts	99

      (a)(3) Exhibits. The following documents are exhibits to this Annual Report on Form 10-K.

Exhibit
Number	Description of Document

3.1	Articles of Association (Statuts Coordonnes) of CDRJ Investments (Lux) S.A., as restated on September 30, 1998; previously filed as Exhibit 3.1 to Amendment 2 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed December 23, 1998, and incorporated herein by reference.
3.2	Certificate of Incorporation of CDRJ Acquisition Corporation, dated March 31, 1998; previously filed as Exhibit 3.2 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
3.3	Certificate of Merger of Jafra Cosmetics International, Inc. into CDRJ Acquisition Corporation, dated April 30, 1998; previously filed as Exhibit 3.3 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

Exhibit
Number	Description of Document

3.4	Amended and Restated By-laws of Jafra Cosmetics International, Inc. (formerly CDRJ Acquisition Corporation), as adopted on July 21, 1998; previously filed as Exhibit 3.4 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
3.5	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Jafra Cosmetics International, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.5 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
3.6	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Dirsamex, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.7 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
3.7	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Jafra Cosmetics S.A. de C.V., formerly known as Jafra Cosmetics S. de R.L. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.9 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
3.8	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Qualifax, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
3.9	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Reday, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.11 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
3.10	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Cosmeticos Y Fragrancias, S.A. de C.V., together with an unofficial summary thereof in English; previously filed as exhibit 3.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended 2000, filed on April 2, 2001, and incorporated herein by reference.
3.11	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the transformation of Jafra Cosmetics S. de R.L. de C.V. into Jafra Cosmetics S.A. de C.V.; previously filed as Exhibit 3.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
3.12	Approval, dated as of April 17, 2000, by the Public Registry of Commerce of the United Mexican States of the merger of Consultoria Jafra S.A. de C.V. and Distribuidora Venus, S.A. de C.V. with and into Reday, S.A. de C.V., together with supporting shareholders’ resolutions and the unofficial English translation thereof; previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2000, filed on August 14, 2000, and incorporated herein by reference.
3.13	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the changing of the corporate name from Reday, S.A. de C.V. to Distribuidora Venus, S.A. de C.V. as a consequence of the merger of Distribuidora Venus, S.A. de C.V. into Reday, S.A. de C.V.; previously filed as Exhibit 3.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended 2000, filed on April 2, 2001, and incorporated herein by reference.

Exhibit
Number	Description of Document

3.14	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the renaming of Qualifax, S.A. de C.V. as Serviday S.A. de C.V.; previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2001, filed on August 14, 2001, and incorporated herein by reference.
4.1	Indenture, dated April 30, 1998, among CDRJ Acquisition Corporation, Jafra Cosmetics International, S.A. de C.V., CDRJ Investments (Lux) S.A., and State Street Bank and Trust Company; previously filed as Exhibit 4.1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.2	First Supplemental Indenture, dated April 30, 1998, among Consultoria Jafra, S.A. de C.V., Distribuidora Venus, S.A. de C.V., Dirsamex, S.A. de C.V., Reday, S.A. de C.V., Qualifax S.A. de C.V., and Jafra Cosmetics S.R.L., CDRJ Acquisition Corporation and Jafra Cosmetics International, S.A. de C.V. and State Street Bank and Trust Company; previously filed as Exhibit 4.2 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.3	Purchase Agreement, dated April 28, 1998, between Credit Suisse First Boston Corporation, Chase Securities Inc., CDRJ Acquisition Corporation, Jafra Cosmetics International, S.A. de C.V., and CDRJ Investments (Lux) S.A.; previously filed as Exhibit 4.3 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.4	Purchase Agreement Amendment, dated April 30, 1998, executed on behalf of each of Reday, S.A. de C.V., Distribuidora Venus, S.A. de C.V., Dirsamex, S.A. de C.V., Qualifax, S.A. de C.V., Jafra Cosmetics, S.R.L., Consultoria Jafra, S.A. de C.V., Credit Suisse First Boston Corporation, and Chase Securities Inc.; previously filed as Exhibit 4.4 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.5	Registration Rights Agreement, dated April 30, 1998, among CDRJ Acquisition Corporation, Jafra Cosmetics International, Inc., Jafra Cosmetics International, S.A. de C.V., CDRJ Investments (Lux) S.A., Reday, S.A. de C.V., Distribuidora, S.A. de C.V., Dirsamex, S.A. de C.V., Qualifax, S.A. de C.V., Jafra Cosmetics, S.A. de C.V., Consultoria Jafra, S.A. de C.V., and Credit Suisse First Boston Corporation; previously filed as Exhibit 4.5 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.6	Credit Agreement, dated April 30, 1998, among CDRJ Acquisition Corporation, Jafra Cosmetics International, S.A. de C.V., CDRJ Investments (Lux) S.A., as Guarantor and Parent of the Borrowers, the Lenders named therein and Credit Suisse First Boston, as Administrative Agent; previously filed as Exhibit 4.6 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.7	Amendment No. 1 to the Credit Agreement, dated August 26, 1998; previously filed as Exhibit 4.7 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.8	Indemnity, Subrogation and Contribution Agreement, dated April 30, 1998, among Jafra Cosmetics International, S.A. de C.V. (“JCISA”), each Subsidiary of JCSI listed on Schedule I thereto and Credit Suisse First Boston; previously filed as Exhibit 4.8 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

Exhibit
Number	Description of Document

4.9	JCI Guarantee Agreement, dated April 30, 1998, between CDRJ Acquisition Corporation and Credit Suisse First Boston; previously filed as Exhibit 4.9 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.10	JCISA Guarantee Agreement, dated April 30, 1998, between Jafra Cosmetics International, S.A. de C.V. and Credit Suisse First Boston; previously filed as Exhibit 4.10 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.11	JCISA Subsidiary Guarantee Agreement, dated April 30, 1998, among each of the subsidiaries of Jafra Cosmetics International, S.A. de C.V. listed on Schedule I thereto, and Credit Suisse First Boston; previously filed as Exhibit 4.11 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.12	Parent Guarantee Agreement, dated April 30, 1998, between CDRJ Investments (Lux) S.A. and Credit Suisse First Boston; previously filed as Exhibit 4.12 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.13	Pledge Agreement, dated April 30, 1998 among CDRJ Investments (Lux) S.A., CDRJ North Atlantic Sarl, CDRJ Latin America Holding Company B.V., Latin Cosmetics Holdings B.V., Regional Cosmetics Holding B.V., Southern Cosmetics Holdings B.V., and CDRJ Mexico Holding Company B.V., CDRJ Acquisition Corporation, Jafra Cosmetics International, S.A. de C.V. and Credit Suisse First Boston; previously filed as Exhibit 4.13 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.14	Security Agreement, dated April 30, 1998, among CDRJ Acquisition Corporation (“JCI”), each subsidiary of JCI listed on Schedule I thereto and Credit Suisse First Boston; previously filed as Exhibit 4.14 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.15	Deed of Trust, with Assignment of Leases and Rents, Fixture Filing and Security Agreement, dated April 30, 1998, by Jafra Cosmetics International, Inc. to TitleServ Agency of New York City, Inc., as trustee for the Benefit of Credit Suisse First Boston; previously filed as Exhibit 4.15 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.16	Acknowledgment of Obligations and Mortgage, dated April 30, 1998, granted by Reday, S.A. de C.V. in favor of Credit Suisse First Boston, together with an unofficial English translation thereof; previously filed as Exhibit 4.16 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.17	Notarial Deed of Pledge, dated April 30, 1998, with respect to the pledge to Credit Suisse First Boston of (i) 24 ordinary shares of the capital stock of CDRJ Europe Holding Company B.V. by Jafra Cosmetics International, Inc., and (ii) 40 ordinary shares of the capital stock of CDRJ Latin America Holding B.V. by CDRJ North Atlantic (Lux) Sarl; previously filed as Exhibit 4.17 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

Exhibit
Number	Description of Document

4.18	Consent and Waiver, dated as of November 19, 1999, to the Credit Agreement dated as of April 30, 1998, as amended by Amendment No. 1 thereto dated as of August 26, 1998, among Jafra Cosmetics International Inc., Jafra Cosmetics International S.A. de C.V., CDRJ Investments (Lux) S.A., the several banks and financial institutions party to the Credit Agreement, the Issuing Bank and Credit Suisse First Boston, as Administrative Agent; previously filed as Exhibit 4.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
4.19	Substitution of Trustee and Partial Reconveyance of Deed of Trust, Assignment of Leases and Rents, Fixture Filing and Security Agreement, and Release of Financing Statement, dated November 29, 1999, which amends the Deed of Trust filed as Exhibit 4.15 above; previously filed as Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
4.20	Partial Reconveyance of Deed of Trust, Assignment of Leases and Rents, Fixture Filing and Security Agreement and Release of Financing Statement, dated November 29, 1999, which amends the Deed of Trust filed as Exhibit 4.15 above; previously filed as Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
4.21	Consent and Waiver, dated as of June 30, 2001, to the Credit Agreement dated as of April 30, 1998, as amended by Amendment No. 1 thereto dated as of August 26, 1998, among Jafra Cosmetics International Inc., Jafra Cosmetics International S.A. de C.V., CDRJ Investments (Lux) S.A., the several banks and financial institutions party to the Credit Agreement, the Issuing Bank and Credit Suisse First Boston, as Administrative Agent, previously filed as Exhibit 4.21 to the Company’s Annual Report of Form 10-K for the fiscal year ended 2001, filed on April 1, 2002, and incorporated herein by reference.
10.1	Indemnification Agreement, dated April 30, 1998, among CDRJ Investments (Lux) S.A., CDRJ Acquisition Corporation, Jafra Cosmetics International, S.A. de C.V., Clayton, Dubilier & Rice, Inc., Clayton, Dubilier & Rice Fund V Limited Partnership; previously filed as Exhibit 10.1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
10.2	Consulting Agreement, dated April 30, 1998, by and among CDRJ Investments (Lux) S.A., Jafra Cosmetics International, Inc. and Jafra Cosmetics, S.A. de C.V., and Clayton, Dubilier & Rice, Inc.; previously filed as Exhibit 10.2 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
10.3	Form of Employment Agreement for Messrs. Clark, Rubio, Mason, Guirao and DiGregorio; previously filed as Exhibit 10.3 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
10.4	Amended and Restated Jafra Cosmetics International, Inc. Stock Incentive Plan, as adopted September 3, 1998; previously filed as Exhibit 10.4 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.5	CDRJ Investments (Lux) S.A. Form of Management Stock Option Agreement; previously filed as Exhibit 10.5 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.6	Amended and Restated Stock Purchase Warrant, dated September 30, 1998, by and between CDRJ Investments (Lux) S.A. and Jafra Cosmetics International, Inc.; previously filed as Exhibit 10.6 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.

Exhibit
Number	Description of Document

10.7	Registration and Participation Agreement, dated April 30, 1998, among CDRJ Investments (Lux) S.A. and Clayton, Dubilier & Rice Fund V Limited Partnership and the other parties thereto; previously filed as Exhibit 10.7 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
10.8	CDRJ Investments (Lux) S.A. Form of Management Stock Subscription Agreement; previously filed as Exhibit 10.8 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.9	CDRJ Investments (Lux) S.A. Form of Individual Investor Stock Subscription Agreement; previously filed as Exhibit 10.9 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.10	Jafra Cosmetics International, Inc. Supplemental Savings Plan, dated October 27, 1998; previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999, filed May 17, 1999, and incorporated herein by reference.
10.11	Jafra Cosmetics International, Inc. Special Supplemental Savings Plan for Non-United States-Source Income, dated January 20, 1999; previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999, filed May 17, 1999, and incorporated herein by reference.
10.12	Asset Purchase Agreement, dated as of June 10, 1999, as amended by Amendment No. 1, dated as of June 10, 1999; by and between the Company and the Contractor, previously filed as Exhibit 10.1 to Form 8-K, filed on June 10, 1999, and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.13	Amendment No. 1 to Asset Purchase Agreement, dated as of June 10, 1999; previously filed as Exhibit 10.2 to Form 8-K, filed on June 10, 1999, and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.14	Manufacturing Agreement, dated as of June 10, 1999, by and between the Company and the Contractor, as amended by Amendment No. 1, dated as of June 22, 1999; previously filed as Exhibit 10.3 to Form 8-K, filed on June 10, 1999, and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.15	Form of Amendment No. 1 to Manufacturing Agreement, dated as of June 10, 1999; previously filed as Exhibit 10.4 to Form 8-K, filed on June 10, 1999 and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.16	Form of Secured Note for the Assets, dated June 10, 1999, made by the Contractor in favor of the Company; previously filed as Exhibit 10.5 to Form 8-K, filed on June 10, 1999 and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.17	Form of Secured Note for the Inventory, dated June 10, 1999, made by the Contractor in favor of the Company; previously filed as Exhibit 10.6 to Form 8-K, filed on June 10, 1999 and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.18	Trust Agreement dated May 20, 1999 by and between Jafra Cosmetics International, Inc. and Scudder Trust Company; previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
10.19	Amendment No. 1 to Consulting Agreement, dated as of March 15, 2000, by and among CDRJ Investments (Lux) S.A., Jafra Cosmetics International, Inc., Jafra Cosmetics International, S.A. de C.V., and Clayton, Dubilier & Rice, Inc.; previously filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.

Exhibit
Number	Description of Document

10.20	First Amendment to Amended and Restated Jafra Cosmetics International, Inc. Stock Incentive Plan; previously filed as exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended 2000, filed on April 2, 2001, and incorporated herein by reference.
10.21	CDRJ Investments (Lux) S.A. Form of Management Stock Subscription Agreement, as amended; previously filed as exhibit 3.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended 2000, filed on April 2, 2001, and incorporated herein by reference.
10.22	Amended and Restated Consulting Agreement, dated as of January 1, 2001, by and among CDRJ Investments (Lux) S.A., Jafra Cosmetics International, Inc., Jafra Cosmetics International, S.A. de C.V., and Clayton, Dubilier & Rice, Inc; previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 2001, filed May 15, 2001, and incorporated herein by reference.
21.1	Subsidiaries of the registrant.

(b)	Reports on Form 8-K

      On November 13, 2002, the Company filed a Current Report on form 8-K, dated November 13, 2002, with the Securities and Exchange Commission regarding fair disclosure, which information was reported under Item 7, “Financial Statements and Exhibits” and Item 9, “Regulation FD Disclosure”.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDRJ Investments (Lux) S.A.

By:	/s/ RONALD B. CLARK

Name: Ronald B. Clark

Title:	Chief Executive Officer of the Advisory

Committee and Director

Date March 18, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD B. CLARK Ronald B. Clark	Chief Executive Officer of the Advisory Committee and Director (Principal executive officer)	March 18, 2003

/s/ MICHAEL A. DIGREGORIO Michael A. DiGregorio	Senior Vice President and Chief Financial Officer of the Advisory Committee (Principal financial officer, Principal accounting officer)	March 18, 2003

/s/ RALPH S. MASON, III Ralph S. Mason, III	Secretary and Executive Vice President of the Advisory Committee (Representative in the U.S.)	March 18, 2003

/s/ DONALD J. GOGEL Donald J. Gogel	Director	March 18, 2003

/s/ STEVEN D. GOLDSTEIN Steven D. Goldstein	Director	March 18, 2003

/s/ THOMAS E. IRELAND Thomas E. Ireland	Director	March 18, 2003

/s/ SIRI MARSHALL Siri Marshall	Director	March 18, 2003

/s/ DAVID A. NOVAK David A. Novak	Director	March 18, 2003

/s/ ANN REESE Ann Reese	Director	March 18, 2003

/s/ EDWARD H. RENSI Edward H. Rensi	Director	March 18, 2003

/s/ GONZALO RUBIO Gonzalo Rubio	Director	March 18, 2003

/s/ KENNETH D. TAYLOR Kenneth D. Taylor	Director	March 18, 2003

CERTIFICATIONS

I, Ronald B. Clark, certify that:

      1.     I have reviewed this annual report on Form 10-K of CDRJ Investments (Lux) S.A.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report:

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RONALD B. CLARK
Ronald B. Clark
Chief Executive Officer of the Advisory Committee and Director

Date March 18, 2003

I, Michael A. DiGregorio, certify that:

      1.     I have reviewed this annual report on Form 10-k of CDRJ Investments (Lux) S.A.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report:

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL A. DIGREGORIO _______________________________________ Michael A. DiGregorio
Senior Vice President and Chief Financial Officer of the Advisory Committee (Principal Financial Officer)

Date March 18, 2003

      Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

      No annual report or proxy material has been sent to security holders.

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Articles of Association (Statuts Coordonnes) of CDRJ Investments (Lux) S.A., as restated on September 30, 1998; previously filed as Exhibit 3.1 to Amendment 2 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed December 23, 1998, and incorporated herein by reference.
3.2	Certificate of Incorporation of CDRJ Acquisition Corporation, dated March 31, 1998; previously filed as Exhibit 3.2 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
3.3	Certificate of Merger of Jafra Cosmetics International, Inc. into CDRJ Acquisition Corporation, dated April 30, 1998; previously filed as Exhibit 3.3 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
3.4	Amended and Restated By-laws of Jafra Cosmetics International, Inc. (formerly CDRJ Acquisition Corporation), as adopted on July 21, 1998; previously filed as Exhibit 3.4 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
3.5	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Jafra Cosmetics International, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.5 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
3.6	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Dirsamex, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.7 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
3.7	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Jafra Cosmetics S.A. de C.V., formerly known as Jafra Cosmetics S. de R.L. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.9 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
3.8	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Qualifax, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
3.9	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Reday, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.11 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
3.10	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Cosmeticos Y Fragrancias, S.A. de C.V., together with an unofficial summary thereof in English; previously filed as exhibit 3.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended 2000, filed on April 2, 2001, and incorporated herein by reference.

Exhibit
Number	Description of Document

3.11	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the transformation of Jafra Cosmetics S. de R.L. de C.V. into Jafra Cosmetics S.A. de C.V.; previously filed as Exhibit 3.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
3.12	Approval, dated as of April 17, 2000, by the Public Registry of Commerce of the United Mexican States of the merger of Consultoria Jafra S.A. de C.V. and Distribuidora Venus, S.A. de C.V. with and into Reday, S.A. de C.V., together with supporting shareholders’ resolutions and the unofficial English translation thereof; previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2000, filed on August 14, 2000, and incorporated herein by reference.
3.13	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the changing of the corporate name from Reday, S.A. de C.V. to Distribuidora Venus, S.A. de C.V. as a consequence of the merger of Distribuidora Venus, S.A. de C.V. into Reday, S.A. de C.V.; previously filed as Exhibit 3.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended 2000, filed on April 2, 2001, and incorporated herein by reference.
3.14	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the renaming of Qualifax, S.A. de C.V. as Serviday S.A. de C.V.; previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the second quarter ended June, 30, 2001, filed on August 14, 2001, and incorporated herein by reference.
4.1	Indenture, dated April 30, 1998, among CDRJ Acquisition Corporation, Jafra Cosmetics International, S.A. de C.V., CDRJ Investments (Lux) S.A., and State Street Bank and Trust Company; previously filed as Exhibit 4.1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.2	First Supplemental Indenture, dated April 30, 1998, among Consultoria Jafra, S.A. de C.V., Distribuidora Venus, S.A. de C.V., Dirsamex, S.A. de C.V., Reday, S.A. de C.V., Qualifax S.A. de C.V., and Jafra Cosmetics S.R.L., CDRJ Acquisition Corporation and Jafra Cosmetics International, S.A. de C.V. and State Street Bank and Trust Company; previously filed as Exhibit 4.2 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.3	Purchase Agreement, dated April 28, 1998, between Credit Suisse First Boston Corporation, Chase Securities Inc., CDRJ Acquisition Corporation, Jafra Cosmetics International, S.A. de C.V., and CDRJ Investments (Lux) S.A.; previously filed as Exhibit 4.3 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.4	Purchase Agreement Amendment, dated April 30, 1998, executed on behalf of each of Reday, S.A. de C.V., Distribuidora Venus, S.A. de C.V., Dirsamex, S.A. de C.V., Qualifax, S.A. de C.V., Jafra Cosmetics, S.R.L., Consultoria Jafra, S.A. de C.V., Credit Suisse First Boston Corporation, and Chase Securities Inc.; previously filed as Exhibit 4.4 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.5	Registration Rights Agreement, dated April 30, 1998, among CDRJ Acquisition Corporation, Jafra Cosmetics International, Inc., Jafra Cosmetics International, S.A. de C.V., CDRJ Investments (Lux) S.A., Reday, S.A. de C.V., Distribuidora, S.A. de C.V., Dirsamex, S.A. de C.V., Qualifax, S.A. de C.V., Jafra Cosmetics, S.A. de C.V., Consultoria Jafra, S.A. de C.V., and Credit Suisse First Boston Corporation; previously filed as Exhibit 4.5 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

Exhibit
Number	Description of Document

4.6	Credit Agreement, dated April 30, 1998, among CDRJ Acquisition Corporation, Jafra Cosmetics International, S.A. de C.V., CDRJ Investments (Lux) S.A., as Guarantor and Parent of the Borrowers, the Lenders named therein and Credit Suisse First Boston, as Administrative Agent; previously filed as Exhibit 4.6 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.7	Amendment No. 1 to the Credit Agreement, dated August 26, 1998; previously filed as Exhibit 4.7 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.8	Indemnity, Subrogation and Contribution Agreement, dated April 30, 1998, among Jafra Cosmetics International, S.A. de C.V. (“JCISA”), each Subsidiary of JCSI listed on Schedule I thereto and Credit Suisse First Boston; previously filed as Exhibit 4.8 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.9	JCI Guarantee Agreement, dated April 30, 1998, between CDRJ Acquisition Corporation and Credit Suisse First Boston; previously filed as Exhibit 4.9 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.10	JCISA Guarantee Agreement, dated April 30, 1998, between Jafra Cosmetics International, S.A. de C.V. and Credit Suisse First Boston; previously filed as Exhibit 4.10 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.11	JCISA Subsidiary Guarantee Agreement, dated April 30, 1998, among each of the subsidiaries of Jafra Cosmetics International, S.A. de C.V. listed on Schedule I thereto, and Credit Suisse First Boston; previously filed as Exhibit 4.11 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.12	Parent Guarantee Agreement, dated April 30, 1998, between CDRJ Investments (Lux) S.A. and Credit Suisse First Boston; previously filed as Exhibit 4.12 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.13	Pledge Agreement, dated April 30, 1998 among CDRJ Investments (Lux) S.A., CDRJ North Atlantic Sarl, CDRJ Latin America Holding Company B.V., Latin Cosmetics Holdings B.V., Regional Cosmetics Holding B.V., Southern Cosmetics Holdings B.V., and CDRJ Mexico Holding Company B.V., CDRJ Acquisition Corporation, Jafra Cosmetics International, S.A. de C.V. and Credit Suisse First Boston; previously filed as Exhibit 4.13 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.14	Security Agreement, dated April 30, 1998, among CDRJ Acquisition Corporation (“JCI”), each subsidiary of JCI listed on Schedule I thereto and Credit Suisse First Boston; previously filed as Exhibit 4.14 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.15	Deed of Trust, with Assignment of Leases and Rents, Fixture Filing and Security Agreement, dated April 30, 1998, by Jafra Cosmetics International, Inc. to TitleServ Agency of New York City, Inc., as trustee for the Benefit of Credit Suisse First Boston; previously filed as Exhibit 4.15 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

Exhibit
Number	Description of Document

4.16	Acknowledgment of Obligations and Mortgage, dated April 30, 1998, granted by Reday, S.A. de C.V. in favor of Credit Suisse First Boston, together with an unofficial English translation thereof; previously filed as Exhibit 4.16 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.17	Notarial Deed of Pledge, dated April 30, 1998, with respect to the pledge to Credit Suisse First Boston of (i) 24 ordinary shares of the capital stock of CDRJ Europe Holding Company B.V. by Jafra Cosmetics International, Inc., and (ii) 40 ordinary shares of the capital stock of CDRJ Latin America Holding B.V. by CDRJ North Atlantic (Lux) Sarl; previously filed as Exhibit 4.17 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
4.18	Consent and Waiver, dated as of November 19, 1999, to the Credit Agreement dated as of April 30, 1998, as amended by Amendment No. 1 thereto dated as of August 26, 1998, among Jafra Cosmetics International Inc., Jafra Cosmetics International S.A. de C.V., CDRJ Investments (Lux) S.A., the several banks and financial institutions party to the Credit Agreement, the Issuing Bank and Credit Suisse First Boston, as Administrative Agent; previously filed as Exhibit 4.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
4.19	Substitution of Trustee and Partial Reconveyance of Deed of Trust, Assignment of Leases and Rents, Fixture Filing and Security Agreement, and Release of Financing Statement, dated November 29, 1999, which amends the Deed of Trust filed as Exhibit 4.15 above; previously filed as Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
4.20	Partial Reconveyance of Deed of Trust, Assignment of Leases and Rents, Fixture Filing and Security Agreement and Release of Financing Statement, dated November 29, 1999, which amends the Deed of Trust filed as Exhibit 4.15 above; previously filed as Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
4.21	Consent and Waiver, dated as of June 30, 2001, to the Credit Agreement dated as of April 30, 1998, as amended by Amendment No. 1 thereto dated as of August 26, 1998, among Jafra Cosmetics International Inc., Jafra Cosmetics International S.A. de C.V., CDRJ Investments (Lux) S.A., the several banks and financial institutions party to the Credit Agreement, the Issuing Bank and Credit Suisse First Boston, as Administrative Agent, previously filed as Exhibit 4.21 to the Company’s Annual Report of Form 10-K for the fiscal year ended 2001, filed on April 1, 2002, and incorporated herein by reference.
10.1	Indemnification Agreement, dated April 30, 1998, among CDRJ Investments (Lux) S.A., CDRJ Acquisition Corporation, Jafra Cosmetics International, S.A. de C.V., Clayton, Dubilier & Rice, Inc., Clayton, Dubilier & Rice Fund V Limited Partnership; previously filed as Exhibit 10.1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
10.2	Consulting Agreement, dated April 30, 1998, by and among CDRJ Investments (Lux) S.A., Jafra Cosmetics International, Inc. and Jafra Cosmetics, S.A. de C.V., and Clayton, Dubilier & Rice, Inc.; previously filed as Exhibit 10.2 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
10.3	Form of Employment Agreement for Messrs. Clark, Rubio, Mason, Guirao and DiGregorio; previously filed as Exhibit 10.3 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

Exhibit
Number	Description of Document

10.4	Amended and Restated Jafra Cosmetics International, Inc. Stock Incentive Plan, as adopted September 3, 1998; previously filed as Exhibit 10.4 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.5	CDRJ Investments (Lux) S.A. Form of Management Stock Option Agreement; previously filed as Exhibit 10.5 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.6	Amended and Restated Stock Purchase Warrant, dated September 30, 1998, by and between CDRJ Investments (Lux) S.A. and Jafra Cosmetics International, Inc.; previously filed as Exhibit 10.6 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.7	Registration and Participation Agreement, dated April 30, 1998, among CDRJ Investments (Lux) S.A. and Clayton, Dubilier & Rice Fund V Limited Partnership and the other parties thereto; previously filed as Exhibit 10.7 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
10.8	CDRJ Investments (Lux) S.A. Form of Management Stock Subscription Agreement; previously filed as Exhibit 10.8 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.9	CDRJ Investments (Lux) S.A. Form of Individual Investor Stock Subscription Agreement; previously filed as Exhibit 10.9 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.10	Jafra Cosmetics International, Inc. Supplemental Savings Plan, dated October 27, 1998; previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999, filed May 17, 1999, and incorporated herein by reference.
10.11	Jafra Cosmetics International, Inc. Special Supplemental Savings Plan for Non-United States-Source Income, dated January 20, 1999; previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999, filed May 17, 1999, and incorporated herein by reference.
10.12	Asset Purchase Agreement, dated as of June 10, 1999, as amended by Amendment No. 1, dated as of June 10, 1999; by and between the Company and the Contractor, previously filed as Exhibit 10.1 to Form 8-K, filed on June 10, 1999, and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.13	Amendment No. 1 to Asset Purchase Agreement, dated as of June 10, 1999; previously filed as Exhibit 10.2 to Form 8-K, filed on June 10, 1999, and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.14	Manufacturing Agreement, dated as of June 10, 1999, by and between the Company and the Contractor, as amended by Amendment No. 1, dated as of June 22, 1999; previously filed as Exhibit 10.3 to Form 8-K, filed on June 10, 1999, and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.15	Form of Amendment No. 1 to Manufacturing Agreement, dated as of June 10, 1999; previously filed as Exhibit 10.4 to Form 8-K, filed on June 10, 1999 and incorporated herein by reference (portions of which were filed under a confidentiality request).

Exhibit
Number	Description of Document

10.16	Form of Secured Note for the Assets, dated June 10, 1999, made by the Contractor in favor of the Company; previously filed as Exhibit 10.5 to Form 8-K, filed on June 10, 1999 and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.17	Form of Secured Note for the Inventory, dated June 10, 1999, made by the Contractor in favor of the Company; previously filed as Exhibit 10.6 to Form 8-K, filed on June 10, 1999 and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.18	Trust Agreement dated May 20, 1999 by and between Jafra Cosmetics International, Inc. and Scudder Trust Company; previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
10.19	Amendment No. 1 to Consulting Agreement, dated as of March 15, 2000, by and among CDRJ Investments (Lux) S.A., Jafra Cosmetics International, Inc., Jafra Cosmetics International, S.A. de C.V., and Clayton, Dubilier & Rice, Inc.; previously filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
10.20	First Amendment to Amended and Restated Jafra Cosmetics International, Inc. Stock Incentive Plan; previously filed as exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended 2000, filed on April 2, 2001, and incorporated herein by reference.
10.21	CDRJ Investments (Lux) S.A. Form of Management Stock Subscription Agreement, as amended; previously filed as exhibit 3.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended 2000, filed on April 2, 2001, and incorporated herein by reference.
10.22	Amended and Restated Consulting Agreement, dated as of January 1, 2001, by and among CDRJ Investments (Lux) S.A., Jafra Cosmetics International, Inc., Jafra Cosmetics International, S.A. de C.V., and Clayton, Dubilier & Rice, Inc; previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 2001, filed May 15, 2001, and incorporated herein by reference.
21.1	Subsidiaries of the registrant.