Form 10-Q
period 2003-03-31
CDRJ INVESTMENTS LUX S A
filed 2003-05-08
CIK 1068906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

     Common stock, par value $2.00 per share, outstanding at May 2, 2003 831,888 shares

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

Index to Financial Statements and Exhibits

Filed with the Quarterly Report of the Company on Form 10-Q

For the Three Months Ended March 31, 2003

*  Jafra S.A. and JCI have fully and unconditionally guaranteed the obligations under the Notes of the other on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. As such, the Parent is filing separate financial statements of JCI and Jafra S.A. in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,701	$27,206
Receivables, net	38,911	41,126
Inventories	37,266	35,286
Prepaid income taxes	87	258
Prepaid expenses and other current assets	4,942	4,977

Total current assets	106,907	108,853
Property and equipment, net	59,208	60,722
Other assets:
Goodwill	65,097	66,305
Trademarks	42,963	44,570
Deferred financing fees and other, net	7,471	7,840

Total	$281,646	$288,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,717	$6,489
Accounts payable	19,069	18,636
Accrued liabilities	38,873	44,824
Income taxes payable	5,437	4,939
Deferred income taxes	2,199	2,073

Total current liabilities	72,295	76,961
Long-term debt	76,489	77,894
Deferred income taxes	20,588	21,186
Other long-term liabilities	4,016	3,787

Total liabilities	173,388	179,828

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $2.00; authorized, 1,020,000 shares; issued and outstanding, 831,888 shares in 2003 and 2002	1,664	1,664
Additional paid-in capital	81,921	81,921
Retained earnings	39,667	37,145
Accumulated other comprehensive loss	(14,994)	(12,268)

Total stockholders’ equity	108,258	108,462

Total	$281,646	$288,290

See accompanying notes to consolidated financial statements

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Net sales	$91,400	$99,104
Cost of sales	21,925	22,998

Gross profit	69,475	76,106
Selling, general and administrative expenses	59,062	60,362
Restructuring and impairment charges	565	—

Income from operations	9,848	15,744
Other income (expense):
Exchange (loss) gain, net	(940)	486
Interest expense, net	(2,580)	(2,931)
Other, net	(38)	10

Income before income taxes and cumulative effect of accounting change	6,290	13,309
Income tax expense	3,768	3,164

Income before cumulative effect of accounting change	2,522	10,145
Cumulative effect of accounting change	—	(244)

Net income	$2,522	$9,901

See accompanying notes to consolidated financial statements

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income	$2,522	$9,901
Cumulative effect of accounting change	—	244

Income before cumulative effect of accounting change	2,522	10,145
Adjustments to reconcile income before cumulative effect of accounting change to net cash provided by operating activities:
Gain on sale of property and equipment	—	(43)
Depreciation and amortization	1,490	1,143
Amortization of deferred financing fees	330	364
Provision for uncollectible accounts receivable	2,395	2,343
Asset impairment charge	251	—
Unrealized foreign exchange and derivative loss (gain)	1,741	(789)
Deferred realized foreign exchange loss	669	21
Deferred income taxes	—	(2,417)
Changes in operating assets and liabilities:
Receivables	(1,581)	(6,657)
Inventories	(2,730)	1,303
Prepaid expenses and other current assets	(115)	1,334
Other assets	193	1,067
Accounts payable and accrued liabilities	(3,927)	(11,241)
Income taxes payable/prepaid	881	3,294
Other long-term liabilities	229	245

Net cash provided by operating activities	2,348	112

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	183
Purchases of property and equipment	(1,530)	(1,995)
Other	(235)	(275)

Net cash used in investing activities	(1,765)	(2,087)

Cash flows from financing activities:
Repayments under term loan facility	(1,000)	(1,375)
Net borrowings under revolving credit facility	—	7,200
Net repayments under bank debt	(177)	(122)

Net cash (used in) provided by financing activities	(1,177)	5,703

Effect of exchange rate changes on cash	(911)	(712)

Net (decrease) increase in cash and cash equivalents	(1,505)	3,016
Cash and cash equivalents at beginning of period	27,206	6,748

Cash and cash equivalents at end of period	$25,701	$9,764

See accompanying notes to consolidated financial statements

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     The unaudited interim consolidated financial statements of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme, (the “Parent”) and subsidiaries (together with the Parent, the “Company”) as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s consolidated financial statements as of March 31, 2003 and for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Management Incentive Arrangements. The Company applies Accounting principles Board Opinion No. 25, “Accounting for Stock issued to Employees” and related Interpretations in accounting for the issuance of stock options under the Company’s Stock Incentive Plan. No options were granted during the three months ended March 31, 2003. Had the Company recorded compensation cost based on the fair value of options granted at the grant date, as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” the compensation expense for the three months ended March 31, 2003 and 2002 would be immaterial to the consolidated statements of income.

     New Accounting Pronouncements. The Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” on January 1, 2003. This statement rescinds or modifies existing authoritative pronouncements including SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” As a result of the issuance of SFAS No. 145, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Applying the provisions of APB Opinion 30 distinguishes transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Based on the adoption of this principle, the Company will reclassify any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item.

     The Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” on January 1, 2003 which did not result in any material impact to the Company’s consolidated statements of income. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

(2) Inventories

     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Raw materials and supplies	$5,549	$5,239
Finished goods	31,717	30,047

Total inventories	$37,266	$35,286

(3) Property and Equipment

     Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Land	$16,077	$16,448
Buildings	17,072	17,452
Machinery, equipment and other	42,187	42,153

	75,336	76,053
Less accumulated depreciation	16,128	15,331

Property and equipment, net	$59,208	$60,722

(4)	Goodwill and Other Intangible Assets.

     The Company’s intangible assets consist of trademarks and goodwill. The Company has determined trademarks to have an indefinite life. The carrying value of trademarks was $42,963,000 as of March 31, 2003. The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows (in thousands):

	United			All	Consolidated
Goodwill	States	Mexico	Europe	Others	Total

Balance as of December 31, 2002	$32,188	$28,548	$5,300	$269	$66,305
Translation effect	—	(1,034)	(157)	(17)	(1,208)

Balance as of March 31, 2003	$32,188	$27,514	$5,143	$252	$65,097

(5) Income Taxes

     The actual income tax rate of the Company differs from the “expected” tax rate, computed by applying the U.S. federal corporate rate of 35% to income before income taxes, for the three months ended March 31, 2003 principally as the result of (i) state income tax, (ii) valuation allowances against certain operating losses in South America and Europe and (iii) a higher effective tax rate in the Company’s Mexico subsidiary. The actual income tax rate of the Company differs from the “expected” tax rate for the three months ended March 31, 2002, principally as a result of (i) a lower effective tax rate in the Mexico entity, Jafra S.A., as the result of the enactment of changes in Mexico’s future corporate statutory tax rates and the related impact on Jafra S.A.’s net deferred income tax liabilities of $1,167,000 and (ii) the release of valuation allowances of $1,250,000 against certain foreign tax credits in the United States. These were offset by state income taxes in the United States and valuation allowances provided against certain operating losses in South America and Europe. The enactment in Mexico reduced the Mexico corporate income tax rate annually in one-percent increments from 35% in 2002 to 32% in 2005.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

(6) Comprehensive Income (Loss)

     Comprehensive income (loss) is summarized as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net income	$2,522	$9,901
Unrealized and deferred realized (loss) gain on derivatives	355	(2,195)
Reclassification of deferred realized (loss) gain to exchange (loss) gain	(550)	135
Reclassification of deferred realized loss to cost of sales	678	937
Tax (benefit) expense on unrealized and deferred realized (loss) gain on derivatives	(75)	393
Foreign currency translation adjustments	(3,134)	(27)

Comprehensive income (loss)	$(204)	$9,144

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

     The accounting policies used to prepare the information reviewed by the Company’s chief operating decision makers are the same as those described in the summary of significant accounting policies included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K. The Company evaluates performance based on segment operating income, excluding restructuring and impairment charges, unusual gains and losses, and amortization of goodwill and intangibles. Consistent with the information reviewed by the Company’s chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments for purposes of this presentation. The effects of intersegment sales (net sales and related gross profit) are excluded from the related captions below and from the computation of segment operating income.

						Corporate,
		United		All	Total	Unallocated	Consolidated
	Mexico	States	Europe	Others	Segments	and Other	Total

	(in thousands)
As of and for the Three Months Ended March 31, 2003
Net sales	$56,793	$23,881	$7,446	$3,280	$91,400	$—	$91,400
Operating profit (loss)	14,666	3,329	5	(1,515)	16,485	(6,637)	9,848
Depreciation and amortization	547	737	84	122	1,490	—	1,490
Capital expenditures	484	635	97	314	1,530	—	1,530
Segment assets	169,435	86,561	18,231	8,976	283,203	(1,557)	281,646
Goodwill	27,514	32,188	5,143	252	65,097	—	65,097
As of and for the Three Months Ended March 31, 2002
Net sales	$66,487	$20,875	$5,810	$5,932	$99,104	$—	$99,104
Operating profit (loss)	17,589	2,862	48	(831)	19,668	(3,924)	15,744
Depreciation and amortization	443	565	65	70	1,143	—	1,143
Capital expenditures	357	1,626	3	9	1,995	—	1,995

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

						Corporate,
		United		All	Total	Unallocated	Consolidated
	Mexico	States	Europe	Others	Segments	and Other	Total

	(in thousands)
Segment assets	198,324	71,651	18,369	12,351	300,695	(1,341)	299,354
Goodwill	32,857	32,188	6,009	579	71,633	—	71,633

(8) Restructuring and Impairment Charges

     During the three months ended March 31, 2003, the Company recorded $565,000 of restructuring and impairment charges relating to its restructuring activities in South America and Thailand. Approximately $251,000 of impairment charges were recorded for certain fixed assets in Thailand. The carrying value of the fixed assets does not appear to be recoverable based on undiscounted cash flows. The Company recorded an impairment charge for the difference between the carrying value of the assets and the fair market value. The remaining charges related to severance expenses. All amounts were paid out during the three months ended March 31, 2003.

(9) Foreign Currency Forward and Option Contracts

     The Company is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures at Jafra S.A. As part of its overall strategy to reduce the risk of potential adverse exchange rate fluctuations in Mexico, the Company entered into foreign currency exchange contracts (“forward contracts”) during the first four months of 2002, and enters into foreign currency option contracts (“option contracts” or “options”) during 2002 and 2003. The Company places forward contracts or option contracts based on its rolling 12 month forecasted cash outflows from Jafra S.A. and hedges transactions included in the forecast on the date the forward contract or option contract is initiated. As a matter of policy, the Company does not hold or issue forward contracts or option contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features.

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

     During the three months ended March 31, 2003, the Company recognized gains of approximately $627,000 on option contracts and during the three months ended March 31, 2002, the Company recognized losses of approximately $355,000 on forward contracts (including reclassification of other comprehensive loss) as a component of exchange (loss) gain in the accompanying consolidated statements of income.

     As of December 31, 2001, the Company had deferred as a component of other comprehensive loss $3,746,000 of losses on forward contracts. During the three months ended March 31, 2002, the Company deferred as a component of other comprehensive loss an additional $2,244,000 of losses on forward contracts and $49,000 of gains on option contracts qualifying for hedge accounting under SFAS No. 133. During the three months ended March 31, 2002, approximately $135,000 was reclassified as exchange (loss) gain and $937,000 was reclassified as cost of sales upon recognition of the underlying hedged exposure.

     As of December 31, 2002, the Company had deferred as a component of other comprehensive loss $739,000 of losses on forward contracts and $475,000 of gains on option contracts. During the three months ended March 31, 2003, the company deferred as a component of other comprehensive loss an additional $355,000 of gains on option contracts qualifying for hedge accounting under SFAS No. 133. During the three months ended March 31, 2003, approximately $550,000 of gains were reclassified as exchange loss (gain) and approximately $678,000 of losses were reclassified as cost of sales upon the recognition of the underlying hedged exposure. The Company expects that substantially all of the remaining gain of $219,000 deferred as a component of other comprehensive loss at March 31, 2003 will be recognized into net loss within the next twelve months.

CDRJ INVESTMENTS (LUX) S.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

     The fair value of the option contracts was $196,000 at March 31, 2003 and has been recorded as other receivables in the consolidated balance sheets. The fair value of the forward contracts was $4,986,000 at March 31, 2002 and has been recorded in accrued liabilities in the consolidated balance sheets. The fair value of the option contacts was $49,000 at March 31, 2002, and has been recorded as an offset to accrued liabilities in the consolidated balance sheets.

     During the three months ended March 31, 2003 and 2002, the ineffectiveness generated by the Company’s forward and option contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly during the three months ended March 31, 2003 and 2002, $230,000 and $206,000, respectively, of gains were reclassified into earnings.

     The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 374,000,000 in put and call positions at March 31, 2003. The outstanding foreign currency forward contracts had notional values denominated in Mexican pesos of 579,000,000 in equal offsetting buy and sell positions at March 31, 2002 and matured at various dates extending to November 2002. The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 703,500,000 in put and call positions at March 31, 2002. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. (See Item 3 “Quantitative and Qualitative Disclosures About Market Risk”).

(10) Subsequent Event

     In the second quarter of 2003, the Company initiated a $290 million recapitalization. The transaction is expected to include the issuance by JCI and its Mexican affiliate, Distribuidora Comercial Jafra, S.A. de C.V. (“Jafra Distribution (Mexico)”), of $200 million in unsecured interest-bearing senior subordinated notes at 10 3/4% due 2011 and the closing of new credit facilities for JCI and Jafra Distribution (Mexico), comprising a $50 million senior secured term debt facility and a $40 million senior secured term revolving debt facility. Jafra Distribution (Mexico) was formed during the first quarter of 2003 and is expected to assume from Jafra S.A. the assets used to conduct Jafra S.A.’s distribution business, as well as to issue the new notes and enter into the new credit agreement.

     Proceeds from the recapitalization are expected to be used principally to repay all outstanding amounts under the current credit facility of JCI and Jafra S.A., redeem the existing 11 3/4% Senior Subordinated Notes due 2008 of JCI and Jafra S.A and make a distribution to the registrant’s equity holders.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,857	$13,088
Receivables, net	4,972	5,713
Inventories	12,749	11,974
Receivables from affiliates	16,842	25,608
Prepaid expenses and other current assets	2,392	2,554

Total current assets	53,812	58,937
Property and equipment, net	26,206	26,357
Other assets:
Goodwill	37,331	37,488
Notes receivable from affiliates	12,824	10,694
Deferred financing fees, net	2,218	2,375
Other	4,120	3,938

Total	$136,511	$139,789

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$4,000	$4,000
Accounts payable	3,836	5,944
Accrued liabilities	12,971	12,230
Income taxes payable	265	815
Deferred income taxes	643	643
Payables to affiliates	19,447	20,435

Total current liabilities	41,162	44,067
Long-term debt	46,108	47,108
Deferred income taxes	4,671	4,671
Other long-term liabilities	4,016	3,787

Total liabilities	95,957	99,633

Commitments and contingencies	—	—
Stockholder’s equity:
Common stock, par value $.01; authorized, issued and outstanding, 1,000 shares in 2003 and 2002	—	—
Additional paid-in capital	39,649	39,649
Retained earnings	3,690	3,249
Accumulated other comprehensive loss	(2,785)	(2,742)

Total stockholder’s equity	40,554	40,156

Total	$136,511	$139,789

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Net sales to third parties	$32,257	$28,671
Sales to affiliates	4,344	3,540

Net sales	36,601	32,211
Cost of sales	11,172	9,301

Gross profit	25,429	22,910
Selling, general and administrative expenses	28,125	24,628
Restructuring and impairment charges	376	—
Management fee income from affiliates	(1,631)	(2,125)
Royalty income from affiliates, net	(4,196)	(4,638)

Income from operations	2,755	5,045
Other income (expense):
Exchange loss, net	(55)	(136)
Interest expense, net	(1,449)	(1,587)
Other, net	4	13

Income before income taxes	1,255	3,335
Income tax expense	814	190

Net income	$441	$3,145

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income	$441	$3,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	884	661
Provision for uncollectible accounts receivable	217	153
Amortization of deferred financing fees	157	158
Asset impairment charges	251	—
Unrealized foreign exchange loss	290	164
Deferred income taxes	—	(1,250)
Changes in operating assets and liabilities:
Receivables	524	1,041
Inventories	(775)	(2,249)
Prepaid expenses and other current assets	162	305
Intercompany receivables and payables	7,778	6,429
Other assets	53	78
Accounts payable and accrued liabilities	(1,367)	(1,359)
Income taxes payable/prepaid	(550)	322
Other long-term liabilities	229	(408)

Net cash provided by operating activities	8,294	7,190

Cash flows from investing activities:
Purchases of property and equipment	(995)	(1,630)
Other	(235)	(275)

Net cash used in investing activities	(1,230)	(1,905)

Cash flows from financing activities:
Repayments under term loan facility	(1,000)	(750)
Net repayments under revolving credit facility	—	(1,800)
Increase in note receivable to affiliate	(2,130)	(1,600)

Net cash used in financing activities	(3,130)	(4,150)

Effect of exchange rate changes on cash	(165)	(47)

Net increase in cash and cash equivalents	3,769	1,088
Cash and cash equivalents at beginning of period	13,088	4,081

Cash and cash equivalents at end of period	$16,857	$5,169

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     The accompanying unaudited interim consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 reflect the operations of Jafra Cosmetics International, Inc., a Delaware corporation and its subsidiaries (“JCI”) and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly JCI’s consolidated financial statements as of March 31, 2003 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising JCI have been eliminated in consolidation.

     JCI is an indirect wholly-owned subsidiary of CDRJ North Atlantic (Lux) S.á.r.L., a Luxembourg société a responsabilité limitée, which is a wholly-owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (the “Parent”). JCI, its subsidiaries, and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. (“CD&R”) to acquire (the “Acquisition”) the worldwide Jafra Cosmetics business (the “Jafra Business”).

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

     Management Incentive Arrangements. JCI applies Accounting principles Board Opinion No. 25, “Accounting for Stock issued to Employees” and related Interpretations in accounting for the issuance of stock options under the Parent’s Stock Incentive Plan. No options were granted during the three months ended March 31, 2003. Had JCI recorded compensation cost based on the fair value of options granted at the grant date, as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” the compensation expense for the three months ended March 31, 2003 and 2002 would be immaterial to the consolidated statements of income.

     New Accounting Pronouncements. JCI adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” on January 1, 2003. This Statement rescinds or modifies existing authoritative pronouncements including SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” As a result of the issuance of SFAS No. 145, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion ("APB") 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Applying the provisions of APB Opinion 30 distinguishes transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Based on the adoption of this principle, JCI will reclassify any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item.

     JCI adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” on January 1, 2003 which did not result in any material impact to JCI’s consolidated statements of income. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

(2) Property and Equipment

     Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Land	$6,188	$6,188
Buildings	7,090	7,099
Machinery, equipment and other	22,802	22,460

	36,080	35,747
Less accumulated depreciation	9,874	9,390

Property and equipment, net	$26,206	$26,357

(3)	Goodwill and Other Intangible Assets.

JCI’s intangible assets consist of trademarks and goodwill. JCI has determined trademarks to have an indefinite life. The carrying value of trademarks was $245,000 as of March 31, 2003. The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows (in thousands):

	United		Consolidated
Goodwill	States	Europe	Total

Balance as of December 31, 2002	$32,188	$5,300	$37,488
Translation effect	—	(157)	(157)

Balance as of March 31, 2003	$32,188	$5,143	$37,331

(4) Income Taxes

     The actual income tax rate of JCI differs from the “expected” tax rate, computed by applying the U.S. federal corporate rate of 35% to income before income taxes, for the three months ended March 31, 2003 principally as the result of (i) state income tax, and (ii) valuation allowances against certain operating losses in Europe.

     The actual income tax rate of JCI differs from the “expected” tax rate for the three months ended March 31, 2002, principally as a result of the release of valuation allowances of $1,250,000 against certain foreign tax credits in the United States. These were offset by state income taxes in the United States and valuation allowances provided against certain operating losses in Europe.

(5) Comprehensive Income

     Comprehensive income is summarized as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net income	$441	$3,145
Foreign currency translation adjustments	(43)	6

Comprehensive income	$398	$3,151

(6) Related Party Transactions

     JCI distributes skin and body products to other affiliates of the Parent (“affiliates”). Sales to affiliates, primarily in Mexico and South America, were $4,344,000 and $3,540,000 for the three months ended March 31, 2003 and 2002, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. JCI purchased

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

color and fragrance products from Jafra S.A. (the indirect wholly owned Mexican subsidiary of the Parent) totaling $2,683,000 and $4,924,000 for the three months ended March 31, 2003 and 2002, respectively.

     In addition, JCI provides certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions to affiliates. The cost of these services is included in selling, general and administrative expenses in the accompanying consolidated statements of income. JCI charges out a portion of these management expenses to its affiliates based upon charges identified to specific affiliates and a formula using the percentage of revenues of each affiliate to the total consolidated revenues of the Parent. JCI believes the amounts and methods of allocation are reasonable and approximate the cost of the actual services provided. Management fee income, which consists of amounts billed to affiliates in Mexico and South America, was $1,631,000 and $2,125,000 for the three months ended March 31, 2003 and 2002, respectively.

     JCI is charged a royalty by Jafra S.A. for the right to use the Jafra trademark in the United States and Europe. The total royalty expense charged by Jafra S.A. to JCI was $784,000 and $552,000 for the three months ended March 31, 2003 and 2002, respectively, and is offset against royalty income from affiliates in the accompanying consolidated statements of income.

     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra S.A. for the use of the Jafra Way were $4,980,000 and $5,190,000 for the three months ended March 31, 2003 and 2002, respectively, and are based upon a percentage of Jafra S.A.’s sales.

     JCI has granted loans to certain affiliates at annual interest rates ranging from 6% to 9%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes receivable from affiliates at December 31, 2002 and March 31, 2003 consist primarily of loans JCI has made to indirect subsidiaries of the Parent to fund certain of their operations in South America. Net interest income from affiliates was $132,000 and $56,000 for the three months ended March 31, 2003 and 2002, respectively, and is included in interest expense, net on the accompanying consolidated statements of income.

(7) Financial Reporting for Business Segments

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

     The accounting policies used to prepare the information reviewed by JCI’s chief operating decision makers are the same as those described in the summary of significant accounting policies included in JCI’s audited consolidated financial statements as of and for the year ended December 31, 2002 included in the Parent’s Annual Report on Form 10-K. JCI evaluates performance based on segment operating income, excluding restructuring and impairment charges, unusual gains and losses, and amortization of goodwill and intangibles. Consistent with the information reviewed by JCI’s chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments for purposes of this presentation. The effects of intersegment sales (net sales and related gross profit) are excluded from the computation of segment operating income. Sales and gross profit related to affiliates (primarily in Mexico and South America) is included in the following table under the caption “Corporate, Unallocated and Other.” Notes and accounts receivable from affiliates are excluded from segment assets and are included in the following table under the caption “Corporate, Unallocated and Other.”

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

					Corporate,
	United		All	Total	Unallocated	Consolidated
	States	Europe (1)	Others	Segments	And Other	Total

	(in thousands)
As of and for the Three Months Ended March 31, 2003
Net sales	$23,881	$7,446	$930	$32,257	$4,344	$36,601
Operating income	3,329	5	(166)	3,168	(413)	2,755
Depreciation and amortization	737	84	63	884	—	884
Capital expenditures	635	97	263	995	—	995
Segment assets	86,561	17,969	2,315	106,845	29,666	136,511
Goodwill	32,188	5,143	—	37,331	—	37,331
As of and for the Three Months Ended March 31, 2002
Net sales	$20,875	$5,810	$1,986	$28,671	$3,540	$32,211
Operating income (loss)	2,862	48	113	3,023	2,022	5,045
Depreciation and amortization	565	62	34	661	—	661
Capital expenditures	1,626	3	1	1,630	—	1,630
Segment assets	71,651	18,119	2,891	92,661	25,926	118,587
Goodwill	32,188	6,009	—	38,197	—	38,197

(1) excludes Poland, an indirect wholly-owned subsidiary of the Parent, an affiliate of JCI

(8) Restructuring and Impairment Charges

     During the three months ended March 31, 2003, JCI recorded $376,000 of restructuring and impairment charges related to its restructuring activities in Thailand. Approximately $251,000 of impairment charges were recorded for certain fixed assets in Thailand. The carrying value of the fixed assets does not appear to be recoverable based on undiscounted cash flows. JCI recorded an impairment charge for the difference between the carrying value of the assets and the fair market value. Approximately $125,000 of severance charges were also recorded. All amounts were paid out during the three months ended March 31, 2003.

(9) Subsequent Event

     During the second quarter of 2003, the Parent announced a $290 million recapitalization. The transaction is expected to include the issuance by JCI and its Mexican affiliate, Distribuidora Comercial Jafra, S.A. de C.V. (“Jafra Distribution (Mexico)”), of $200 million in unsecured interest-bearing senior subordinated notes at 10 3/4% due 2011 and the closing of new credit facilities for JCI and Jafra Distribution (Mexico), comprising a $50 million senior secured term debt facility and a $40 million senior secured term revolving debt facility. Jafra Distribution (Mexico) was formed during the first quarter of 2003 and is expected to assume from Jafra S.A. the assets used to conduct Jafra S.A.’s distribution business, as well as to issue the new notes and enter into the new credit agreement.

     Proceeds from the recapitalization are expected to be used principally to repay all outstanding amounts under the current credit facility of JCI and Jafra S.A., redeem the existing 11 3/4% Senior Subordinated Notes due 2008 of JCI and Jafra S.A. and make a distribution to the registrant’s equity holders.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,871	$13,394
Receivables, net	32,204	33,518
Inventories	23,174	21,200
Receivables from affiliates	16,290	17,675
Prepaid expenses and other current assets	2,146	2,130

Total current assets	81,685	87,917
Property and equipment, net	32,463	33,809
Other assets:
Goodwill	27,514	28,548
Trademarks	42,801	44,408
Deferred financing fees, net	207	395
Other	1,054	1,227

Total	$185,724	$196,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,717	$2,489
Accounts payable	14,740	11,966
Accrued liabilities	24,550	31,469
Income taxes payable	5,141	4,097
Payables to affiliates	13,397	21,894
Deferred income taxes	1,556	1,430

Total current liabilities	62,101	73,345
Long-term debt	30,381	30,786
Deferred income taxes	15,917	16,515

Total liabilities	108,399	120,646

Commitments and contingencies	—	—
Stockholders’ equity:
Series B common stock, no par value; authorized, issued and outstanding, 151 shares in 2003 and 2002	—	—
Additional paid-in capital	34,184	34,184
Retained earnings	53,051	49,046
Accumulated other comprehensive loss	(9,910)	(7,572)

Total stockholders’ equity	77,325	75,658

Total	$185,724	$196,304

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Net sales to third parties	$56,793	$66,487
Sales to affiliates	2,693	5,198

Net sales	59,486	71,685
Cost of sales	16,836	21,102

Gross profit	42,650	50,583
Selling, general and administrative expenses	27,897	31,724
Management fee expense to affiliates	1,631	2,125
Royalty expense to affiliates, net	4,196	4,638

Income from operations	8,926	12,096
Other income (expense):
Exchange (loss) gain, net	(947)	347
Interest expense, net	(1,002)	(1,294)
Other, net	(29)	—

Income before income taxes	6,948	11,149
Income tax expense	2,943	2,936

Net income	$4,005	$8,213

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income	$4,005	$8,213
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of property and equipment	—	(43)
Depreciation and amortization	547	443
Amortization of deferred financing fees	173	206
Provision for uncollectible accounts receivable	2,016	1,971
Unrealized foreign exchange and derivative loss (gain)	1,458	(601)
Deferred realized derivative loss	669	21
Deferred income taxes	—	(1,167)
Changes in operating assets and liabilities:
Receivables	(2,103)	(7,379)
Inventories	(2,724)	3,138
Prepaid expenses and other current assets	(93)	1,013
Intercompany receivables and payables	(7,151)	(5,836)
Other assets	128	1,027
Accounts payable and accrued liabilities	(2,554)	(9,715)
Income taxes payable/prepaid	1,184	3,059

Net cash used in operating activities	(4,445)	(5,650)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	183
Purchases of property and equipment	(484)	(357)

Net cash used in investing activities	(484)	(174)

Cash flows from financing activities:
Repayments under term loan facility	—	(625)
Net borrowings under revolving credit facility	—	9,000
Net repayments under bank debt	(177)	(122)

Net cash (used in) provided by financing activities	(177)	8,253

Effect of exchange rate changes on cash	(417)	11

Net (decrease) increase in cash and cash equivalents	(5,523)	2,440
Cash and cash equivalents at beginning of period	13,394	920

Cash and cash equivalents at end of period	$7,871	$3,360

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     The accompanying unaudited interim consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 reflect the operations of Jafra Cosmetics International, S.A. de C.V., a sociedad anonima de capital variable organized under the laws of the United Mexican States (“Jafra S.A.”) and its subsidiaries (collectively, “Jafra S.A.”) and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly Jafra S.A.’s consolidated financial statements as of March 31, 2003 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising Jafra S.A. have been eliminated in consolidation.

     Jafra S.A. is an indirect wholly-owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (the “Parent”). Jafra S.A., its subsidiaries, and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. (“CD&R”) to acquire (the “Acquisition”) the worldwide Jafra Cosmetics business (the “Jafra Business”).

     The functional currency for Jafra S.A. is the Mexican peso. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive loss.

     Jafra S.A. adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB statement No. 13, and Technical Corrections” on January 1, 2003. This statement rescinds or modifies existing authoritative pronouncements including SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” As a result of the issuance of SFAS No. 145, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Applying the provisions of APB Opinion 30 distinguishes transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Based on the adoption of this principle, Jafra S.A. will reclassify any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item.

     Jafra S.A. adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” on January 1, 2003 which did not result in any material impact to Jafra S.A.’s consolidated statements of income. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”

(2) Inventories

     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Raw materials and supplies	$5,350	$4,858
Finished goods	17,824	16,342

Total inventories	$23,174	$21,200

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

(3) Property and Equipment

     Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Land	$9,889	$10,260
Buildings	9,938	10,311
Machinery, equipment and other	18,437	18,726

	38,264	39,297
Less accumulated depreciation	5,801	5,488

Property and equipment, net	$32,463	$33,809

(4) Goodwill and Other Intangible Assets.

     Jafra S.A.’ intangble assets consist of trademarks and goodwill. Jafra S.A. has determined trademarks to have an indefinite life. The carrying value of trademarks was $42,801,000 as of March 31, 2003. Except for translation adjustments, there were no changes in the carrying amount of goodwill for the three months ended March 31, 2003.

(5) Income Taxes

     The actual income tax rate of Jafra S.A. differs from the Mexican federal corporate rate of 35% to income before income taxes, for the three months ended March 31, 2002 principally as the result of the enactment of changes in the Mexico corporate statutory tax rate and the related impact on Jafra S.A.’s net deferred income tax liabilities. The enactment reduces the corporate income tax rate annually in one-percent increments from the current 35% in 2002 to 32% in 2005.

(6) Comprehensive Income

     Comprehensive income is summarized as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net income	$4,005	$8,213
Unrealized and deferred realized (loss) gain on derivatives	355	(2,195)
Reclassification of deferred realized (loss) gain to exchange loss	(550)	135
Reclassification of deferred realized loss to cost of sales	678	937
Tax benefit (expense) on unrealized and deferred realized (loss) gain on derivatives	(75)	393
Foreign currency translation adjustments	(2,746)	1,029

Comprehensive income	$1,667	$8,512

(7) Related Party Transactions

     Jafra S.A. manufactures and distributes color cosmetics and fragrance products to other affiliates of the Parent (“affiliates”). Sales to affiliates, primarily in the United States and Germany, were $2,693,000 and $5,198,000 for the three months ended March 31, 2003 and 2002, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. Jafra S.A. purchased skin and body products from JCI (the indirect, wholly owned United States subsidiary of the Parent). Purchases were $4,305,000 and $3,258,000 for the three months ended March 31, 2003 and 2002, respectively.

JAFRA COSMETICS INTERNATIONAL, S.A. DE CV. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

     In addition, Jafra S.A. is provided with certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions from an affiliate. The cost of these services is included in management fee expense to affiliates in the accompanying consolidated statements of income. Jafra S.A. is charged a portion of these management expenses based upon charges identified to Jafra S.A. and a formula using the percentage of revenues of Jafra S.A. to the total consolidated revenues of the Parent. Jafra S.A. believes the amounts and methods of allocation are reasonable and approximate the cost of the actual services received. The management fee expense charged by JCI to Jafra S.A. was $1,631,000 and $2,125,000 for the three months ended March 31, 2003 and 2002, respectively.

     Jafra S.A. charges JCI a royalty for the right to use the Jafra trademark in the United States and Europe. The total royalty income earned by Jafra S.A. from JCI and its Germany affiliate was $784,000 and $552,000 for the three months ended March 31, 2003 and 2002, respectively, and is offset against royalty expense to affiliates in the accompanying consolidated statements of income.

     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra S.A. for the use of the Jafra Way were $4,980,000 and $5,190,000 for the three months ended March 31, 2003 and 2002, respectively, and are based upon a percentage of Jafra S.A.’s sales.

(8) Foreign Currency Forward and Option Contracts

     Jafra S.A. is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures. As part of its overall strategy to reduce the risk of potential adverse exchange rate fluctuations, Jafra S.A. entered into foreign currency exchange contracts (“forward contracts”) during the first four months of 2002 and enters into foreign currency option contracts (“option contracts” or “options”) during 2002 and 2003. Jafra S.A. places forward contracts or option contracts based on its rolling 12 month forecasted cash outflows and hedges transactions included in the forecast on the date the forward contract or option contract is initiated. As a matter of policy, Jafra S.A. does not hold or issue forward contracts or option contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features.

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

     During the three months ended March 31, 2003, Jafra S.A. recognized gains of approximately $627,000 on option contracts and during the three months ended March 31, 2002, Jafra S.A. recognized losses of approximately $355,000 on forward contracts (including reclassification of other comprehensive loss) as a component of exchange (loss) gain in the accompanying consolidated statements of income.

     As of December 31, 2001, Jafra S.A. had deferred as a component of other comprehensive loss $3,746,000 of losses on forward contracts. During the three months ended March 31, 2002, Jafra S.A. deferred as a component of other comprehensive loss an additional $2,244,000 of losses on forward contracts and $49,000 of gains on option contracts qualifying for hedge accounting under SFAS No. 133. During the three months ended March 31, 2002, approximately $135,000 was reclassified as exchange (loss) gain and $937,000 was reclassified as cost of sales upon recognition of the underlying hedged exposure.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

     As of December 31, 2002, Jafra S.A. had deferred as a component of other comprehensive loss $739,000 of losses on forward contracts and $475,000 of gains on option contracts. During the three months ended March 31, 2003, Jafra S.A. deferred as a component of other comprehensive loss an additional $355,000 of gains on option contracts qualifying for hedge accounting under SFAS No. 133. During the three months ended March 31, 2003, approximately $550,000 of gains were reclassified as exchange (loss) gain and approximately $678,000 of losses were reclassified as cost of sales upon the recognition of the underlying hedged exposure. Jafra S.A. expects that substantially all of the remaining gain of $219,000 deferred as a component of other comprehensive loss at March 31, 2003 will be recognized into net income within the next twelve months.

     The fair value of the option contracts was $196,000 at March 31, 2003 and has been recorded as other receivables in the consolidated balance sheets. The fair value of the forward contracts was $4,986,000 at March 31, 2002 and has been recorded in accrued liabilities in the consolidated balance sheets. The fair value of the option contacts was $49,000 at March 31, 2002, and has been recorded as an offset to accrued liabilities in the consolidated balance sheets.

     During the three months ended March 31, 2003 and 2002, the ineffectiveness generated by Jafra S.A.’s forward and option contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly during the three months ended March 31, 2003 and 2002, $230,000 and $206,000, respectively, of gains were reclassified into earnings.

     The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 374,000,000 in put and call positions at March 31, 2003. The outstanding foreign currency forward contracts had notional values denominated in Mexican pesos of 579,000,000 in equal offsetting buy and sell positions at March 31, 2002 and matured at various dates extending to November 2002. The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 703,500,000 in put and call positions at March 31, 2002. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. (See Item 3 “Quantitative and Qualitative Disclosures About Market Risk”).

(9) Subsequent Event

     In the second quarter of 2003, the Parent announced a $290 million recapitalization. The transaction is expected to include the issuance by Jafra Cosmetics International, Inc. and its Mexican affiliate, Distribuidora Comercial Jafra, S.A. de C.V. (“Jafra Distribution (Mexico)”), of $200 million in unsecured interest-bearing senior subordinated notes at 10 3/4% due 2011 and the closing of new credit facilities for JCI and Jafra Distribution (Mexico), comprising a $50 million senior secured term debt facility and a $40 million senior secured term revolving debt facility. Jafra Distribution (Mexico) was formed during the first quarter of 2003 and is expected to assume from Jafra S.A. the assets used to conduct Jafra S.A.’s distribution business, as well as to issue the new notes and enter into the new credit agreement.

     Proceeds from the recapitalization are expected to be used principally to repay all outstanding amounts under the current credit facility of JCI and Jafra S.A., redeem the existing 11 3/4% Senior Subordinated Notes due 2008 of JCI and Jafra S.A. and make a distribution to the registrant’s equity holders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

               OPERATIONS

General

     The following discussion of the results of operations, financial condition and liquidity of the CDRJ Investments (Lux) S.A., a Luxembourg société anonyme, and its subsidiaries (together, the “Company”) should be read in conjunction with the accompanying unaudited interim consolidated financial statements and notes thereto and with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for future periods.

Results of Operations

     The following table represents selected components of the Company’s results of operations, in millions of dollars and as percentages of net sales.

	Three Months Ended March 31,

	2003		2002

Net sales	$91.4	100.0%	$99.1	100.0%
Cost of sales	21.9	24.0	23.0	23.2

Gross profit	69.5	76.0	76.1	76.8
Selling, general and administrative expenses	59.1	64.7	60.4	61.0
Restructuring and impairment charges	0.6	0.6	—	—

Income from operations	9.8	10.7	15.7	15.8
Exchange (loss) gain, net	(0.9)	(1.0)	0.5	0.5
Interest, net	(2.6)	(2.8)	(2.9)	(2.9)
Other, net	0.0	0.0	0.0	0.0

Income before income taxes and cumulative effect of accounting change	6.3	6.9	13.3	13.4
Income tax expense	3.8	4.2	3.2	3.2

Income before cumulative effect of accounting change	2.5	2.7	10.1	10.2
Cumulative effect of accounting change	—	—	(0.2)	(0.2)

Net income	$2.5	2.7%	$9.9	10.0%

Three months ended March 31, 2003 compared to the three months ended March 31, 2002

						Corporate,
		United			Total	Unallocated	Consolidated
Dollars in millions	Mexico	States	Europe	All others	Segments	and Other	Total

Three Months Ended March 31, 2003
Net sales	$56.8	$23.9	$7.4	$3.3	$91.4	$—	$91.4
Cost of sales	14.2	5.4	1.4	1.0	22.0	(0.1)	21.9

Gross profit	42.6	18.5	6.0	2.3	69.4	0.1	69.5
Selling, general and administrative expenses	27.9	15.2	6.0	3.8	52.9	6.2	59.1
Restructuring and impairment charges	—	—	—	—	—	0.6	0.6

Income (loss) from Operations	$14.7	$3.3	$0.0	$(1.5)	$16.5	$(6.7)	$9.8

Three Months Ended March 31, 2002
Net sales	$66.5	$20.9	$5.8	$5.9	$99.1	$—	$99.1
Cost of sales	16.8	4.3	1.3	1.6	24.0	(1.0)	23.0

Gross profit	49.7	16.6	4.5	4.3	75.1	1.0	76.1
Selling, general and administrative expenses	32.1	13.7	4.5	5.1	55.4	5.0	60.4

Income (loss) from Operations	$17.6	$2.9	$0.0	$(0.8)	$19.7	$(4.0)	$15.7

     Net sales. Net sales in the first quarter of 2003 decreased to $91.4 million from $99.1 million in the first quarter of 2002, a decrease of $7.7 million or 7.8%. Net sales in local currencies in the first quarter of 2003 increased by 4.2% over the comparable prior year period. The sales increase measured in local currencies compared to the sales decrease measured in U.S. dollars primarily resulted from weaker average exchange rates of the Mexican peso and South American currencies in the first quarter of 2003 compared to the first quarter of 2002. The Company’s average number of consultants (who perform the duties of sales representatives) worldwide for the first quarter of 2003 increased to approximately 414,000 or 10.7% over the average for the first quarter of 2002. A consultant is included in the total ending consultant base if she places an order within the four months immediately preceding the period end date. The average consultant base is calculated based on the total ending consultant base for each month during the period. Annualized consultant productivity measured in U.S. dollars for the first quarter of 2003 decreased 16.5% compared to the first quarter of 2002. Measured in local currencies, annualized productivity decreased 5.8% for the first quarter of 2003, compared to the first quarter of 2002. Consultant productivity for the quarter is generally defined as annualized quarterly net sales divided by the average number of consultants.

     In Mexico, net sales in the first quarter of 2003 decreased to $56.8 million from $66.5 million in the first quarter of 2002, a decrease of $9.7 million, or 14.6%. Sales in Mexico in local currency increased by 1.6% over the comparable 2002 period. The year-over-year net sales increase measured in local currency was due primarily to a larger consultant base, partially offset by reduced consultant productivity. In Mexico, the average number of consultants for the first quarter of 2003 increased to approximately 260,000, or 8.7% over the average number of consultants in the comparable prior year period. Annualized consultant productivity measured in local currency during the first quarter of 2003 decreased approximately 6.6% compared to consultant productivity in the first quarter of 2002. Additionally, the average number of leaders or branches during the first quarter of 2003 increased 3.5% compared to the first quarter of 2002.

     In the United States, net sales in the first quarter of 2003 increased to $23.9 million from $20.9 million in the first quarter of 2002, an increase of $3.0 million, or 14.4%. Net sales increased in the first quarter of 2003 compared to the first quarter of 2002 in both the Hispanic Division and the General Division. Net sales in the Hispanic Division increased 20.3% primarily due to an increase in the average number of consultants, partially offset by reduced consultant productivity. The Hispanic Division had an average of 48,000 consultants in the first quarter of 2003, an increase of 33.4% over the first quarter of 2002. Hispanic Division consultant productivity decreased 9.8% during the first quarter of 2003, compared to the first quarter of 2002. Net sales in the General Division in the first quarter of 2003 increased 4.9% compared to the first quarter of 2002, primarily due to increased consultant productivity, partially offset by a decrease in the average number of consultants. General Division consultant productivity increased 8.9% during the first quarter of 2003 compared to the first quarter of 2002. The average number of consultants in the General Division decreased 3.7% to 31,000 during the first quarter of 2003 compared to the first quarter of 2002.

     In Europe, net sales increased to $7.4 million in the first quarter of 2003, from $5.8 million in the first quarter of 2002, an increase of $1.6 million, or 27.6%, primarily as the result of stronger average exchange rates compared to the U.S. dollar and an increase in the average number of consultants. In local currencies, net sales in the first quarter of 2003 increased 3.5% compared to the first quarter of 2002. The average number of consultants in Europe in the first quarter of 2003 increased to approximately 17,000 consultants or by approximately 4.5% compared to the average number of consultants during the first quarter of 2002. Consultant productivity measured in local currencies decreased 0.9% during the first quarter of 2003 compared to the first quarter of 2002.

     Net sales in South America and Thailand decreased 44.1% in the first quarter of 2003 compared to the first quarter of 2002, primarily due to weaker average exchange rates of South American currencies compared to the U.S. dollar and reduced consultant productivity in the South American market, partially offset by an increase in the average number of consultants in the South America market.

     Gross profit. Consolidated gross profit in the first quarter of 2003 decreased to $69.5 million from $76.1 million in the comparable prior year period, a decrease of $6.6 million, or 8.7%. Gross profit as a percentage of sales (gross margin) decreased to 76.0% from 76.8% in the comparable prior year period. The decrease in gross margin in the first quarter of 2003 was due primarily to a decrease in the gross margin in the Company’s United States and South America markets and less favorable direct cost variances in the Company’s manufacturing units during the first quarter of 2003 compared to the first quarter of the 2002, partially offset by increased gross margin in the Company’s Mexican and European markets.

     In Mexico, gross margin in the first quarter of 2003 increased to 75.0% from 74.7% in the first quarter of 2002. The increase in gross margin was primarily due to greater shipping and handling fees as a percentage of net sales included as a component of net sales. In connection with hedge accounting pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, a reduced amount of exchange losses were reclassified as cost of sales from other comprehensive loss during the three months ended March 31, 2003 compared to the three months ended March 31, 2002. However, the reclassification of exchange losses was offset by favorable direct costs variances in the first quarter of the 2002 compared to unfavorable direct cost variances in the first quarter of 2003.

     In the United States, gross margin in the first quarter of 2003 decreased to 77.4% from 79.4% in the first quarter of 2002, due to aggressive pricing of slow moving inventory in an effort to reduce slow moving inventory balances and an incremental $0.1 million of expense related to the reserve for slow moving inventory in the first quarter of the 2003 compared to the first quarter of 2002.

     In Europe, gross margin in the first quarter of 2003 increased to 81.1% from 77.6% in the first quarter of 2002 primarily due to the impact of favorable exchange rates on the purchase of inventory.

     Selling, general and administrative expenses. SG&A expenses in the first quarter of 2003 decreased to $59.1 million from $60.4 million in the first quarter of 2002, a decrease of $1.3 million, or 2.2%. SG&A expenses, as a percentage of net sales, increased in the first quarter of 2003 to 64.7% from 61.0% in the first quarter of 2002, due primarily to increased selling, general and administrative expense, as a percentage of net sales, in the Company’s Mexican, European and South American markets. Additionally, during the first quarter of 2003, there were transaction costs related to the recapitalization in the “Corporate, Unallocated and Other” segment. These increased S,G&A expenses, were partially offset by decreased SG&A expenses as a percentage of sales in the Company’s U.S. market.

     In Mexico, SG&A expenses in the first quarter of 2003 decreased by $4.2 million, or 13.1% compared to the first quarter of 2002. SG&A expenses increased, as a percentage of net sales, in Mexico to 49.1% in the first quarter of 2003, compared to 48.3% in the first quarter of 2002. The decrease in SG&A expenses was primarily due to decreases in variable expenses in line with the decrease in sales. The increase in SG&A expenses as a percentage of net sales was primarily due to increased override expense and administrative expenses as a percentage of net sales, partially offset by decreased sales promotional expenses as a percentage of net sales. Administrative expenses increased due to incrementally higher expenses related to the reserve for uncollectible accounts and greater collection fees.

     In the United States, SG&A expenses in the first quarter of 2003 increased by $1.5 million, or 10.9% from the first quarter of 2002. SG&A expenses, as a percentage of net sales, in the United States were 63.6% in the first quarter of 2003 compared to 65.6% in the first quarter of 2002. The decrease in SG&A expenses as a percentage of net sales was primarily attributable to reduced sales promotional expenses and selling expenses in the first quarter of 2003 compared to the first quarter of 2002. Sales promotional expenses decreased as a percentage of sales due to timing of promotional events. Selling expenses decreased as a percentage of net sales primarily due to reduced personnel related expenses as the result of several vacant positions. The reduced promotional and selling expenses were partially offset by an increase in override expense as a percentage of net sales during the first quarter of 2003 compared to the first quarter of 2002.

     In Europe, SG&A expenses in the first quarter of 2003 increased by $1.5 million, or 33.3% from the first quarter of 2002 primarily as the result of sales promotional expenses. Sales promotional expenses increased in total and as a percentage of net sales primarily as the result of timing and nature of sales promotional events and more promotional activities in 2003 to increase sponsoring and the consultant base.

     SG&A expenses in South America and Thailand in the first quarter of 2003 decreased by $1.3 million, or 25.5% compared to the first quarter of 2002. SG&A expenses as a percentage of net sales increased during the first quarter of the 2003 compared to the first quarter of 2002. SG&A expenses in “Corporate, Unallocated and Other” increased $1.2 million primarily as the result of increased strategic planning expenses and nonrecurring severance charges.

     Restructuring and impairment charges. During the first quarter of 2003, the Company recorded restructuring and impairment charges of $0.6 million related to its restructuring activities in certain of its South America markets and Thailand. Of the total restructuring and impairment charges, $0.3 million related to impairment of certain fixed assets in Thailand and $0.3 million related to severance charges in South America and Thailand.

     Exchange (loss) gain. The Company’s foreign exchange loss was $0.9 million in the first quarter of 2003 compared to a $0.5 million exchange gain in the first quarter of 2002, an unfavorable difference of $1.4 million. Foreign exchange losses and gains result from three primary sources: gains and losses on forward contracts, gains and losses due to the remeasurement of U.S. dollar-denominated debt, and gains and losses arising from other foreign currency-denominated transactions. Most of the Company’s foreign exchange gains and losses resulted from its foreign currency exposure to the Mexican peso. During the first quarter of 2003, the Company recognized $1.2 million of unrealized exchange losses on the remeasurement of U.S. dollar denominated debt and $0.3 million of exchange losses on other foreign currency transactions. These exchange losses were partially offset by $0.6 million of exchange gains on option contracts. During the first quarter of 2002, the Company recognized $0.5 million of exchange losses on forward contracts, $0.6 million of exchange gains on the remeasurement of U.S. dollar-denominated debt and $0.4 million of exchange gains on other foreign currency transactions. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

     Interest expense. Net interest expense (including amortization of deferred financing fees) in the first quarter of 2003 decreased to $2.6 million from $2.9 million in the first quarter of 2002, a decrease of $0.3 million, or 10.3%. The decrease was primarily due to lower average balances on the term loan and revolving credit line.

     Income tax expense. Income tax expense increased to $3.8 million in the first quarter of 2003 compared to $3.2 million in the first quarter of 2002, an increase of $0.6 million, or 18.8%. The Company’s effective income tax rate increased to 60.3% in the first quarter of 2003 compared to approximately 24.4% for the comparable prior year period. The increase in the effective tax rate was primarily due incrementally greater valuation allowances against losses in the South American markets in the first quarter of 2003 compared to the first quarter of 2002 and certain tax benefits recorded in the first quarter of 2002. In the first quarter of 2002, valuation allowances were released against certain deferred tax assets in the United States and there was a favorable impact of the enactment of changes in the Mexico corporate statutory tax rate on net deferred tax liabilities. Excluding the impact of the release of the valuation allowance of $1.3 million and the impact of the enactment of changes in the Mexico rate of $1.2 million, the effective tax rate would have been 43.5% for the three months ended March 31, 2002.

     Net income. Net income was $2.5 million for the first quarter of 2003, a $7.4 million decrease compared to $9.9 million for the first quarter of 2002. The decrease was due to a $6.6 million decrease in gross profit, $0.6 million of restructuring charges in 2003, a $1.4 million unfavorable change in exchange (loss) gain, a $0.6 million increase in income tax expense, partially offset by a $1.3 million decrease in selling, general and administrative expenses, a $0.3 million decrease in net interest expense and the absence of a $0.2 million loss on cumulative effect of accounting change in 2003.

Liquidity and Capital Resources

     The Company’s liquidity needs arise primarily from principal and interest payments under its 11.75% Subordinated Notes due 2008 (the “Notes”), and its credit agreement, which consists of a term loan facility and a revolving credit facility (the “Senior Credit Agreement”). The Notes represent several obligations of Jafra Cosmetics International, Inc. (“JCI”) and Jafra Cosmetics International, S.A. de C.V. (“Jafra S.A.”) in the original principal amount of $60 million and $40 million ($45.1 million and $30.1 million as of March 31, 2003), respectively, with each participating on a pro rata basis upon redemption. The Notes mature in 2008 and bear a fixed interest rate of 11.75% payable semi-annually.

     The Notes are unsecured and are generally non-callable for five years. Thereafter, the Notes will be callable at premiums declining to par in the eighth year. The Company may from time to time repurchase the Notes in the open market. The Company has obtained Consent and Waivers to the Senior Credit Agreement that allow the Company to repurchase the Notes in the open market, with the aggregate purchase price for all such Notes repurchased not to exceed $50.0 million. Aggregate repurchases as of March 31, 2003 were $24.8 million.

     Borrowings under the Senior Credit Agreement are payable in quarterly installments of principal and interest through April 30, 2004. Scheduled term loan principal payments under the term loan facility will be approximately $5.9 million and $2.5 million for the years ended December 31, 2003 and 2004, respectively. Borrowings under the revolving credit facility ($0 as of March 31, 2003) mature on April 30, 2004. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 1.625% or an alternate base rate (the higher of the prime rate or federal funds rate plus 0.5%, plus an applicable margin of 0.625%). The interest rate in effect at March 31, 2003 was approximately 3.1% for the LIBOR-based borrowings. At March 31, 2003, the Company did not have any prime-based borrowing. If the Company had prime-based borrowings at March 31, 2003, the rate would have been approximately 4.9%. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra S.A. During the three months ended March 31, 2003, cash paid for interest was approximately $0.2 million.

     Both the indenture dated as of April 30, 1998 (the “Indenture”), under which the Notes were issued, and the Senior Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. The Indenture and the Senior Credit Agreement also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. As of March 31, 2003, the Company was in compliance with all covenants. As of March 31, 2003, the Company had irrevocable standby letters of credit outstanding totaling $2.4 million.

     The Company’s Mexican subsidiary, Jafra S.A., is party to an unsecured bank loan agreement. As of March 31, 2003, Jafra S.A. had an outstanding balance under the bank loan agreement of the peso equivalent of $0.6 million. Principal and interest payments are due monthly through January 25, 2005. As of March 31, 2003, $0.5 million of this loan is classified as current portion of long term debt and $0.1 million of this loan is classified as long-term debt in the accompanying consolidated balance sheets.

     The Company believes, but no assurance can be given, that its existing cash, cash flow from operations and availability under the Senior Credit Agreement will provide sufficient liquidity to meet the Company’s cash requirements and working capital needs over the next twelve months.

     In the second quarter of 2003, the Company initiated a $290 million recapitalization. The transaction is expected to include the issuance by JCI and its Mexican affiliate, Distribuidora Comercial Jafra, S.A. de C.V. (“Jafra

Distribution (Mexico)”), of $200 million in unsecured interest-bearing senior subordinated notes at 10 3/4% due 2011 and the closing of new credit facilities for JCI and Jafra Distribution (Mexico), comprising a $50 million senior secured term debt facility and a $40 million senior secured revolving debt facility. Jafra Distribution (Mexico) was formed during the first quarter of 2003 and is expected to assume from Jafra S.A. the assets used to conduct Jafra S.A.’s distribution business, as well as to issue the new notes and enter into the new credit agreement.

     Proceeds from the recapitalization are expected to be used principally to repay all outstanding amounts under the current credit facility of JCI and Jafra S.A., redeem the existing 11 3/4% Senior Subordinated Notes due 2008 of JCI and Jafra S.A and make a distribution to the registrant’s equity holders.

Cash Flows

     Net cash provided by operating activities was $2.3 million for the three months ended March 31, 2003 compared to $0.1 million for the three months ended March 31, 2002, an increase of $2.2 million. Net cash provided by operating activities for three months ended March 31, 2003 consisting of $9.4 million provided by net income plus depreciation, amortization, and other non-cash items included in net income, partially offset by $7.1 million used in changes in operating assets and liabilities. The significant elements of net cash used in changes in operating assets and liabilities during the three months ended March 31, 2003 were a decrease of $3.9 million in accounts payable and accrued liabilities, an increase of $2.7 million in inventories and an increase of $1.6 million in receivables, partially offset by a decrease of $0.9 million in income tax payable.

     Net cash used in investing activities was $1.8 million for the three months ended March 31, 2003, of which $1.5 million was used for capital expenditures. Capital expenditures in 2003 are expected to be approximately $13.0 million.

     Net cash used in financing activities was $1.2 million for the three months ended March 31, 2003, and consisted of $1.0 million of repayment under the term loan facility and $0.2 million net repayment of other bank debt.

     The effect of exchange rate changes on cash was $0.9 million for the three months ended March 31, 2003 and related primarily to the weakening of the Mexican peso and South American currencies, partially offset by the strengthening of the Euro compared to the U.S. dollar.

Recent Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Corrections” on January 1, 2003. This statement rescinds or modifies existing authoritative pronouncements including SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” As a result of the issuance of SFAS No. 145, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Applying the provisions of APB Opinion 30 distinguishes transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Based on the adoption of this principle, the Company will reclassify any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item.

     The Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” on January 1, 2003, which did not result in any material impact to the Company’s consolidated statements of income. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”

Foreign Operations

     Net sales outside of the United States aggregated approximately 74% and 79% of the Company’s total net sales for the three months ended March 31, 2003 and 2002, respectively. In addition, as of March 31, 2003, non-U.S. subsidiaries comprised approximately 69% of the Company’s consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. In 2002, the Company entered into foreign currency forward contracts in Mexican pesos and in 2002 and 2003, the Company entered into foreign currency option contracts in Mexican pesos to reduce the effect of potentially adverse exchange rate fluctuations in Mexico.

     The Company’s subsidiary in Mexico, Jafra S.A., generated approximately 62% and 67% of the Company’s net sales for the three months ended March 31, 2003 and 2002, respectively, substantially all of which were denominated in Mexican pesos. At March 31, 2003, Jafra S.A. had $32.4 million of U.S. dollar-denominated third party debt. Gains and losses from remeasuring such debt to the U.S. dollar from the peso are included as a component of net income. Jafra S.A. recognized a loss of $1.2 million and a gain of $0.6 million for the three months ended March 31, 2003 and 2002, respectively, on the remeasurement of this U.S. dollar-denominated debt and a net gain of $0.6 million and a net loss of $0.5 million on foreign currency forward and option contracts for the three months ended March 31, 2003 and 2002, respectively.

Business Trends and Initiatives

     The Company has experienced sales growth in Mexico over the last three years, due primarily to increases in the number of consultants. Additionally, the Mexico subsidiary contributes a significant portion of the Company’s consolidated net sales. The Company’s Mexican subsidiary generated 62% and 67% of the Company’s consolidated net sales for the three months ended March 31, 2003 and 2002, respectively, compared to 64% for the full year in 2002. Due to the weakening of the Mexican peso compared to the U.S. dollar, Mexico experienced a year-to-year sales decline of 15% measured in U.S. dollars, but sales growth of 2% measured in U.S. dollars for the three months ended March 31, 2003.

     In the United States, the Company has continued its strategy of focusing on the distinct elements of its General and Hispanic customer groups. Net sales in the U.S. have shown significant growth. Sales in the first quarter of 2003 increased 14% compared to the first quarter of 2002, with increases of 20% in the Hispanic Division and 5% in the General Division. The U.S. contributed 26% and 21% of net sales for the quarter ended March 31, 2003 and 2002, respectively, compared to 24% for the complete year of 2002. The U.S. also continues to focus on doing business via e-commerce.

     Net sales in Europe have increased primarily due to strengthening of the Euro compared to the U.S. dollar and an increase in the consultant base. In the first quarter of 2003, European sales contributed 8% to consolidated sales. European sales contributed 7% to consolidated 2002 net sales. The average number of consultants increased during the first quarter of 2003 compared to the first quarter of 2002. Due to the positive indications in the increase in net sales and the consultant base, the Company is no longer considering plans to exit the European markets through sale or discontinuation of operations.

     In the past few years, the Company has made significant investments in new markets in South America and Thailand. During 2002, South American countries in which the Company operates faced challenging macroeconomic environments. The Company intends to exit selected markets, including South America and Thailand by mid-2003 through sale or discontinuation of operations.

Information Concerning Forward-Looking Statements

     Certain of the statements contained in this report (other than the Company’s consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in “—Liquidity and Capital Resources” concerning the Company’s belief that it will have sufficient liquidity to meet its cash requirements and working capital needs over the next twelve months and that proceeds from the recapitalization are expected to be used principally to repay all outstanding amounts under the current credit facility of JCI and Jafra S.A., redeem the existing 11 3/4% Senior Subordinated Notes due 2008 of JCI and Jafra S.A.

and make a distribution to the registrant’s equity holders; (ii) the statement in “—Cash Flows” that total capital expenditures in 2003 are expected to be approximately $13.0 million; and (iii) other statements as to management’s or the Company’s expectations or beliefs presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Forward-looking statements are based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. The factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002(including, without limitation, those discussed in “Business—Strategy,” “—International Operations,” “—Distribution,” “—Manufacturing,” “—Management Information Systems,” “—Environmental Matters,” “Properties,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Results of Operations,” “—Liquidity and Capital Resources,” and “—Foreign Operations,” or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks arising from transactions in the normal course of its business, and from debt incurred in connection with the Acquisition. Such risks are principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company’s credit standing. See disclosures under Item 7a, “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s annual report on Form 10-K for the year ended December 31, 2002. No significant changes have occurred during the first three months of 2003 in relation to the interest rate risk or its credit standing.

Foreign Currency Risk

     The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. All intercompany product sales are denominated in U.S. dollars. In addition, 74% of the Company’s revenue for first three months of 2003 was generated in countries with a functional currency other than the U.S. dollar. As a result, the Company’s earnings and cash flows for the three months ended March 31, 2003 were exposed to fluctuations in foreign currency exchange rates.

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

     The outstanding foreign currency option contracts has a notional value denominated in Mexican pesos of 374,000,000 and 703,500,000 in put and call positions at March 31, 2003 and 2002, respectively. The outstanding foreign currency option contracts at March 31, 2003 mature at various dates through December 31, 2003 and the outstanding foreign currency option contracts at March 31, 2002 matured at various dates through March 27, 2003.

     The outstanding foreign currency forward contracts had notional values denominated in Mexican pesos of 579,000,000 in equal offsetting buy and sell positions at March 31, 2002. The foreign currency forward contracts outstanding at March 31, 2002 matured at various dates extending to November 2002. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

     The following tables provide information about the details of the Company’s option contracts as of March 31, 2003 and 2002 (in thousands except for average strike price):

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos(1)	Price	U.S.Dollars(1)	Maturity Date

At March 31, 2003:
Purchased Puts (Company may sell Peso/buy USD)
Mexican Peso	100,000	11.05 – 12.19	$119	Apr. – Jun. 2003
Mexican Peso	150,000	11.76 – 12.79	126	July – Sept. 2003
Mexican Peso	124,000	12.51 – 12.91	31	Oct. – Dec. 2003

	374,000		$276

Written Calls (Counterparty may buy Peso/sell USD)
Mexican Peso	100,000	9.50 – 9.84	$(165)	Apr. – Jun. 2003
Mexican Peso	150,000	9.69 – 10.19	(198)	July – Sept. 2003
Mexican Peso	124,000	10.15 – 10.19	(109)	Oct. – Dec. 2003

	374,000		$(472)

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos(1)	Price	U.S.Dollars(1)	Maturity Date

At March 31, 2002:
Purchased Puts (Company may sell Peso/buy USD)
Mexican Peso	136,000	9.18 - 9.44	$6	April - June 2002
Mexican Peso	193,000	9.60 - 9.83	(12)	July - Sept. 2002
Mexican Peso	323,500	9.97 - 10.15	(69)	Oct. - Dec. 2002
Mexican Peso	51,000	10.48	(13)	Mar-03

	703,500		$(88)

Written Calls (Counterparty may buy Peso/sell USD)
Mexican Peso	136,000	9.02	$13	April - June 2002
Mexican Peso	193,000	9.02	30	July - Sept. 2002
Mexican Peso	323,500	9.01 - 9.02	(9)	Oct. - Dec. 2002
Mexican Peso	51,000	9.02	5	Mar-03

	703,500		$39

(1)	The fair value of the option contracts presented above, an unrealized gain of $196,000 and $49,000 at March 31, 2003 and 2002, respectively, represents the carrying value and was recorded as other receivables or as an offset to accrued liabilities in the consolidated balance sheets.

The table below describes the forward contracts that were outstanding at March 31, 2002 (in thousands except for weighted average contract rate):

March 31, 2002:

	Forward		Weighted
	Position in		Average
	Mexican	Maturity	Contract	Fair Value in
Foreign Currency	Pesos(1)	Date	Rate	U.S.Dollars(1)

Buy US Dollar/sell Mexican Peso	85,000	4/30/02	10.23	$1,064
Sell US Dollar/buy Mexican Peso	(85,000)	4/30/02	9.24	(177)
Buy US Dollar/sell Mexican Peso	81,000	5/31/02	10.11	874
Sell US Dollar/buy Mexican Peso	(81,000)	5/31/02	9.26	(150)
Buy US Dollar/sell Mexican Peso	80,000	6/28/02	9.95	610
Sell US Dollar/buy Mexican Peso	(80,000)	6/28/02	9.36	(115)
Buy US Dollar/sell Mexican Peso	48,000	7/31/02	10.07	425
Sell US Dollar/buy Mexican Peso	(48,000)	7/31/02	9.16	37
Buy US Dollar/sell Mexican Peso	100,000	8/30/02	10.05	842
Sell US Dollar/buy Mexican Peso	(100,000)	8/30/02	9.21	39
Buy US Dollar/sell Mexican Peso	45,000	9/30/02	10.09	371
Sell US Dollar/buy Mexican Peso	(45,000)	9/30/02	9.25	20
Buy US Dollar/sell Mexican Peso	110,000	10/31/02	10.09	844
Sell US Dollar/buy Mexican Peso	(110,000)	10/31/02	9.31	24
Buy US Dollar/sell Mexican Peso	30,000	11/29/02	10.27	265
Sell US Dollar/buy Mexican Peso	(30,000)	11/29/02	9.33	13

	—			$4,986

(1)	The fair value of the forward positions presented above, an unrealized loss of $4,986,000 at March 31, 2002, has been recorded in accrued liabilities in the consolidated balance sheets.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See discussion under “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits. The following documents are exhibits to this quarterly report on Form 10-Q.

Exhibit
Number

3.15	Deed of Incorporation (acta constitutiva) and current by-laws (estatutos sociales) of Distribuidora Comercial Jafra S.A. de C.V., together with an unofficial summary thereof in English, dated February 26, 2003.

3.16	Articles of Association of Jafra Worldwide Holdings (Lux) S.a.R.L., together with an unofficial summary thereof in English, dated February 24, 2003.

(b)     Reports on Form 8-K

     On March 18, 2003, the Company filed a Current Report on form 8-K, dated March 18, 2003, with the Securities and Exchange Commission regarding fair disclosure, which information was reported under Item 7, “Financial Statements and Exhibits” and Item 9, “Regulation FD Disclosure”.

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

Date   May 8, 2003

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

Date May 8, 2003

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

Date May 8, 2003

/s/ MICHAEL A. DIGREGORIO

Michael A. DiGregorio Senior Vice President and Chief Financial Officer of the Advisory Committee (Principal Financial Officer)